Form 10-K
period 1996-06-30
PINNACLE SYSTEMS INC
filed 1996-09-17
CIK 774695

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996 or

[   ]    Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
         Exchange Act of 1934 for the transition period from ________________ to
         _______________.

Commission file number: 0-24784

                             PINNACLE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           California                                  94-3003809
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


    870 Maude Avenue, Sunnyvale, CA                             94086
(Address of principal executive office)                      (zip code)

              Registrant's telephone number, including area code: (408) 720-9669

            Securities  registered  pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
Title of each class                                     on which registered
- -------------------                                    ---------------------
     None                                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No
                            -------        -------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 30, 1996 as reported on the Nasdaq National Market System, was approximately $62,798,790. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 30, 1996, registrant had outstanding 7,478,191 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held October 24, 1996. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I

                Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the dependence on Alladin product; the uncertainty as to the continued development of the market for desktop video systems; the uncertainty of continued market acceptance of professional video products; significant fluctuations in the Company's operating results; the historical absence of backlog; the history of losses and accumulated deficit; the Company's highly competitive industry and rapid technological change within the Company's industry; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the absence of a direct sales force; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; the Company's dependence on retention and attraction of key employees; the need to manage growth; the risks associated with future acquisitions; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.

         Pinnacle Systems is a registered trademark of Pinnacle Systems, Inc., and Pinnacle Systems, Inc. believes that all of its product names, other than Alladin, are trademarks of Pinnacle Systems, Inc. This Report also includes trademarks of companies other than Pinnacle Systems, Inc.

ITEM 1.  BUSINESS

         Pinnacle Systems, Inc. ("Pinnacle" or the "Company") designs, manufactures, markets and supports video post-production tools for high quality real time video processing. The Company's products are used to perform a variety of video manipulation functions, including the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. The Company has historically offered video products for the traditional video production market and since 1987 has shipped over 3,700 traditional video systems to customers in more than 60 countries. In 1994 the Company introduced Alladin, a PC-based desktop video product that offers performance comparable to traditional video products but at a substantially lower price. Targeted at both the traditional video market and the emerging desktop video market, over 6,600 units of Alladin have been sold since June 1994. In June 1996, the Company began shipping GeniePlus, the first of a new family of desktop video products. The Genie family offers a wide array of professional-quality video editing tools on a single PCI board at a lower price level than other Pinnacle products.

Industry Background

         The video production industry has historically created program material for commercial broadcast and television advertising. Producers of commercial program material and advertising have traditionally used video editing suites equipped with expensive, dedicated video production equipment to produce high quality video programming. A large and established market exists for video equipment used in traditional video editing suites. Expanding channels of distribution, including cable television, direct satellite broadcast, CD-ROMs and video-on demand, have led to a rapid increase in demand for video content for existing and new applications. New applications for video content include multimedia entertainment, video games, music videos, special event videos, education and training and corporate communications. These new applications cannot, in general, support the high cost and complexity of video production associated with traditional editing suites. Desktop video products, which combine personal computers with video processing hardware and software, have recently been introduced to provide quality video output comparable to that of video editing suites at significantly lower cost. In addition to addressing the traditional video production market, desktop video products address the emerging and more diverse market for new video production applications.

         Video Production Process

         The development of a video program involves three distinct processes, which together comprise video production. The first phase, pre-production, involves planning and preparation for the recording, or "shooting," of the video program and includes scripting, storyboarding (the artist's rendering of planned video segments) and developing the production budget. The second phase, production, involves the actual shooting of video material either on location or in a studio. This process follows the pre-production script, recording actual video segments outlined by the storyboard sketches. Production also includes the creation of still-images and computer animated images to be included in the program.

         The final phase, post-production, involves the organization of raw video segments acquired in the production phase into a cohesive and appealing program. During the post-production phase, the producer utilizes sophisticated equipment to incorporate essential elements such as titles, graphics and transitions between video segments and to composite multiple layers of video and graphics. The overall quality and impact of a video production is, in many cases, judged by the quality of the video processing performed in the post-production phase. Viewers expect the same level of video program quality that they see daily with broadcast television programming, where high quality graphics, smooth transitions and compositing of multiple layers of graphics and video are commonplace.

         Video Editing Suites

         To implement high quality post-production video effects, producers of commercial broadcast and television advertising have traditionally used multiple pieces of dedicated equipment, linked together with a complex interconnection, routing and control system to form a video "editing suite." Typical editing suites incorporate switchers, digital video effects systems, still stores, character generators, electronic paint and compositing systems and 3D modeling and animation tools, typically provided by multiple manufacturers and used to implement a single effect or group of related effects. Traditional editing suites allow video professionals to produce a high quality finished product in real time, whereby the operator can touch a button or move a joystick or mouse and see the desired effect instantaneously. Real time interactivity, which allows the video producer spontaneously and interactively to try many different video manipulations and fine tune the resulting video content, is a critical requirement in the video post-production process.

         Because of the complexity and large number of components required, video editing suites are expensive, ranging in cost from $100,000 to several million dollars for a fully equipped suite. Furthermore, each component within the suite has its own user interface and therefore its own user training equipment. A video professional therefore requires significant training to become proficient in the operation of a traditional editing suite. Because editing suites are expensive and complex, they are usually operated as time-shared resources. Producers typically rent a video editing suite together with highly trained operators for a cost ranging from $100 to $1,000 per hour. The high cost of traditional editing suites makes them unsuitable for many new video applications where high development costs cannot be supported.

         Desktop Video

         Desktop video post-production is a rapidly developing alternative to traditional video editing. Desktop video post-production tools are based on a combination of personal computers, graphical user interfaces and video input/output and processing hardware and software. Desktop video tools are designed to be lower cost, easier to use and dedicated to an individual user rather than time-shared between multiple projects.

         Desktop video post-production tools are well-suited for many new video applications, including multi-media entertainment, video games, music videos, special event videos, education and training and corporate communications. The low-cost of desktop video tools allows these new types of video programs to be developed inexpensively. The lower cost and increased ease of use of desktop video tools makes it easy for a large number of creative individuals, previously untrained in video production, to produce professional video programming.

         Historically, the inability of desktop video post-production tools to implement, in real time, the same sophisticated high quality video effects as are available in traditional editing suites has limited their use. To produce special effects and compositing, desktop tools have relied upon software to render the desired effect. The initial creation and each subsequent alteration of complex video manipulations can require many hours of software rendering time. While computer processing times have dramatically improved in recent years, improvements in video rendering time are generally limited not by the actual processing of data but by the large amounts of data that must be moved into and out of the computer. Compression of video data does not improve processing time because video manipulation must, in general, be performed on uncompressed data. In addition, there are few interfaces for connecting desktop tools to equipment found in traditional editing suites.

         The lack of high quality real time interactivity of traditional desktop video solutions has increased development time and costs and limited programmer flexibility and creativity. The lack of sufficient interface standards has increased the cost and complexity of using desktop solutions in conjunction with traditional video editing suites. The Company believes desktop video products overcome many of these limitations and address the needs of the traditional professional video market as well as the emerging market for new applications.

The Pinnacle Approach

         Pinnacle offers products for both traditional video editing suites and desktop video production. The Company's proprietary architecture and video manipulation hardware and software technology allow it to develop products designed to offer both markets significant price/performance and quality advantages over competing approaches. The Company's products offer the following benefits:

         o Sophisticated video manipulation. Pinnacle's products provide advanced video manipulation capabilities. Video professionals constantly seek effects to give their productions a new look and to allow them to differentiate and enhance the value of their end product.
                                      -3-

         o Real-time interactivity. Pinnacle's products allow producers to select an effect and instantly see the result. This real time interactivity gives producers the flexibility to try many different effects and fine-tune the resulting content.

         o Open systems. Pinnacle's products conform to generally accepted industry standards for video input/output and control, allowing interoperability with a wide variety of video processing and storage equipment. Furthermore, Pinnacle has developed and published, and is encouraging others to adopt, open interface specifications for video input/output, manipulation and control for desktop video post-production.

         o Upgradeability. Pinnacle's products are designed to allow users to upgrade to expanded capabilities. The Company provides product upgrades through either software only or combined software and hardware modules.

         o Ease of use. Pinnacle's products include a menu driven interface for selecting and controlling the various video manipulation functions. This reduces the technical obstacles to the operation of the system, permitting the user to focus on the artistic aspects of the post-production process.

         Pinnacle offers two families of video products for use in traditional editing suites. The Prizm product family integrates 3D video effects, montage creation, still storage and the DVEator module for mapping live video onto animated 3D objects. Prizm products are used primarily by post-production companies, broadcasters and high-end corporate and industrial users. The FlashFile product family integrates sophisticated still image capture and storage, video mixing and compositing functions. FlashFile products are used primarily by broadcasters, especially for news and sports programs.

         The Alladin product, first shipped in June 1994, works with industry standard Windows-based or Macintosh personal computers and addresses the need for high quality real time video manipulation for desktop video editing systems. The Alladin allows desktop editing systems to provide high quality real time manipulation functions historically available only in high end video editing suites. In addition to distributing Alladin through a dealer distribution channel, the Company has developed specially configured Alladin units under OEM agreements with Avid Technology, Inc. ("Avid") and Matrox Corporation ("Matrox"), each a leading supplier of desktop video editing systems.

         The Genie family of products, the first of which shipped in June 1996, are based on a single PCI card designed to work with industry standard Windows 95 or Macintosh personal computers. The Genie card combines a sophisticated 3-D DVE, switcher, character generator and paint system for affordable real-time post-production. The Company intends on distributing the Genie family of products through dealer and master dealer distribution channels, and through system integrators and OEM's.

         In June 1996, the Company acquired the VideoDirector product line from Gold Disk, Inc. VideoDirector is a low-cost video software package sold primarily to home video enthusiasts. VideoDirector enables the user to edit their home videotapes.

Pinnacle Strategy

         Pinnacle's strategy is to leverage its position as a technological leader in the traditional video market to become the industry standard solution for high quality real time video processing for the emerging desktop video market. To achieve these objectives, the Company is pursuing a strategy that includes the following key elements:

         o Expand Product Line. The Company is expanding its product line to serve the needs of a growing spectrum of video content producers. In June 1994, the Company shipped Alladin for Windows, its first product to serve the video manipulation needs of desktop video users. In June 1996 the Company introduced the Genie family of products, designed to meet the needs of desktop video users at a much lower price point. Also in June 1996, the Company purchased from Gold Disk, Inc. the VideoDirector product line, designed for the home video market. The Company intends to extend the family of products at different price points with different functionalities to further its competitive position in the desktop video market.

         o Maintain Technology Leadership. The Company intends to maintain its technology leadership position by leveraging its core technological strengths in real time digital video processing, real time software algorithms, video input/output and advanced user interfaces to provide solutions for both the traditional and desktop markets.

         o Provide Upgrades. The Company has a significant and growing installed base of products that can be upgraded to provide new capabilities. The Company's strategy is to actively develop and sell product upgrades.

         o Support and Set Industry Standards. The Company intends to continue to support recognized video industry interface standards where they exist and to establish standards for the desktop market segment. The Company's goal is to have its video manipulation interface standards widely adopted by manufacturers of desktop video post-production tools.

         o Utilize Balanced Distribution Channels. To reach a diverse target market of video professionals, the Company distributes its products primarily through a combination of independent dealers and selected OEMs. The Company has established a worldwide network of independent dealers, which as of June 30, 1996, included over 170 dealers. The Company attempts to identify and align itself with OEMs that are market share and technology leaders in the Company's target market segments.

         o Leverage Established Reputation. The Company intends to take advantage of its established reputation in the traditional video industry in marketing its products to the emerging desktop market.

Products

         The Company's Prizm and FlashFile products are targeted at traditional video users and include a host computer embedded within the video processing system. The Company's Alladin and Genie products are targeted at both the traditional video market and the desktop video market and are used in conjunction with a standalone personal computer generally provided by the end user. The Video Director product, targeted at the home video market, is generally used to edit camcorder programs by trimming unwanted footage and arranging the sequence of segments of video. The following table summarizes the Company's current products.

- --------------------------------------------------------------------------------------------
                      Date of First Suggested U.S.
     Product           Shipment     Retail Price(1)                   Primary Functions
- --------------------------------------------------------------------------------------------
                                        PRIZM FAMILY2
- --------------------------------------------------------------------------------------------

Prizm                    11/90      $  26,990  High quality real time video manipulation
                                               for broadcast and post-production facilities.

Key Options:
- -----------
     3D Montage          11/90      $   6,990  Compositing and recursive effects.
     Key Channel         12/90      $   3,990  Key processing (deposit and overlay).
     StillStore           2/91      $   1,990  Still capture and storage.
     DVEator              9/91      $  15,990  Real time mapping of live video onto
                                               animated 3D objects.
- --------------------------------------------------------------------------------------------
                                     FLASHFILE FAMILY(2)
- --------------------------------------------------------------------------------------------
Flash File                8/92       $ 21,990  Broadcast video stillstore manipulation
                                               system.
FlashGrafix Composer      8/93       $ 26,990  Broadcast video stillstore creation and
                                               manipulation system.

Key Options:
     Second Channel       8/92       $  4,990  Preview capability.
     Shotbox              3/93       $  2,490  Dedicated control for on-air applications.
     FlashBrowse          7/93       $  3,990  PC software to browse image databases.
     Third Channel        6/95       $  8,990  Enhanced preview capability.
- --------------------------------------------------------------------------------------------
                                       ALLADIN FAMILY
- --------------------------------------------------------------------------------------------
Alladin
     NTSC                 6/94       $  9,990  High quality real time video manipulations
     PAL                  9/94       $ 11,990  for NTSC and PAL-based desktop video
                                               producers.

Key Options:
     Component I/O       11/94       $  2,990  High quality video input/output.
     Digital I/O          6/96       $  6,490  Industry standard CCIR 601 digital
                                               input/output.
     StudioPak            1/96       $    990  Software enhancement.
- --------------------------------------------------------------------------------------------
                                        GENIE FAMILY
- --------------------------------------------------------------------------------------------
GeniePlus
     NTSC                 6/96       $  5,990  High quality real time video manipulations
     PAL                  6/96       $  6,990  on PCI card.
- --------------------------------------------------------------------------------------------
                                  VIDEO DIRECTOR FAMILY(2)
- --------------------------------------------------------------------------------------------
VideoDirector
     Home                6/96(3)     $     99  Home video editing software.
     Studio              6/96(3)     $    199  Advanced home video editing software.
- --------------------------------------------------------------------------------------------

1 Prices as of June 30, 1996. Actual end user prices may vary due to customer selected options and package pricing discounts.
2 Prizm, FlashFile and VideoDirector products support multiple international standards, including National Television Standards Committee ("NTSC"), the principal video standard in North America, Phase Alternating Line ("PAL"), a principal international video standard, and component standards.
3    Product line acquired from Gold Disk, Inc. in June 1996.


         Prizm Family

         The Company's Prizm family of products is designed to provide sophisticated 3D digital video effects for the traditional post-production editing suite. The basic Prizm video workstation provides real time 3D positioning, sizing, rotation with perspective and clipping of live video images. Prizm products support industry standard video manipulation and control protocols and, as a result, work with other video processing equipment which allows users to integrate Prizm products into existing editing suites. A variety of Prizm options are available for compositing, key processing, still image capture and storage and other effects. One such option, DVEator, combines the flexibility of 3D modeling techniques with aspects of digital effects systems to map live video in real time onto animated 3D shapes created by the user. DVEator permits the creation of special effects that include realistic highlights and shadows and simultaneous animation of graphics and live video-mapped images. The Company was awarded an EMMY in 1994 for technical achievement related to the development of the technology incorporated in DVEator.

         FlashFile Family

         The FlashFile family of products provides broadcast quality, open architecture, cost effective video still image creation and storage for broadcast television markets. The FlashFile stillstore offers a broad set of features for video still image acquisition, storage and on-air playback, including transitions, file import and export and library management. FlashGrafix Composer, an enhanced version of FlashFile, includes paint and 3D animation functionality in addition to the basic FlashFile capability. Both products offer a computer-based graphical user interface and may also be controlled using a dedicated hardware control panel for fast, on-air applications. The Company offers a networked version of FlashFile, FlashNet, that is targeted toward broadcast applications requiring online storage of up to several hundred thousand still images with distributed access using standard Ethernet networking. Using the FlashBrowse PC software package, a standard personal computer may be connected to the FlashNet network enabling viewing and cataloging of video still images stored on a network server. The FlashFile product family utilizes industry standard personal computer technology for local control, industry standard Ethernet networking for network access to graphics libraries, and industry standard database servers for storing and cataloging online still images.

         In December 1993, the Company entered into an agreement with Capital Cities/ABC, Inc. ("ABC") to provide FlashFile products for use with ABC's Graphics Library System. The Company implemented significant enhancements to the FlashFile product to meet ABC's requirements. The Company shipped the first enhanced FlashFile products to ABC in June 1995. This Graphics Library System provides ABC newscasters access to an extensive on-line library of video still images. The Company intends to market the enhanced FlashFile products to ABC affiliates in the United States. In November 1994, the Company entered into an agreement with Capital Cities/ESPN, Inc. ("ESPN") to provide similarly enhanced FlashFile products. The Company shipped the first enhanced FlashFile products to ESPN in June 1996.

         Alladin Family

         The Alladin product family, which commenced shipment in June 1994, is designed to bring high quality real time video manipulation tools to desktop video post-production, and is offered at significantly lower cost than systems having comparable capabilities. Alladin's capabilities and low price provide independent video producers the ability to develop high quality video material for a variety of applications. Alladin allows the user to process up to four simultaneous streams of live video supplied either from tape or computer disk. Alladin provides a variety of high quality real time video effects including dissolves, compositing of live video with text or graphics, transparency, clipping of a live image, sizing, rotation with perspective, 3D positioning and warping (e.g., page turns and water ripples). The Alladin product connects to and is controlled by a standard Microsoft Windows-based personal computer. The user selects and controls video manipulation functions through a graphical user interface.

         Alladin products support NTSC and PAL video formats as well as certain industry standard video control protocols common in traditional editing suites. Furthermore, the Company has developed and published as open standards video input/output specifications for control of desktop video editing systems. Several manufacturers of desktop video editing systems, including Avid, Fast Electronic GmbH ("Fast Electronic"), Japan Victor Company ("JVC"), Sundance Digital, Inc., Technical Aesthetics Operations, Inc., United Media, Inc. and VideoMedia, Inc. have either modified or are currently developing interface specifications which conform to these standards. The Company's goal is to make these interface specifications an industry standard for desktop video editing systems. In addition, the Company has OEM agreements with Avid and Matrox, who sell specially configured versions of Alladin with their products.

         The Company is dependent on the continued market acceptance of Alladin to increase revenues and profitability. There can be no assurance that Alladin will continue to achieve market acceptance by the desktop video market and a decline in demand or the failure of Alladin to maintain such market acceptance, as a result of competition, technological change or other factors, will have a material adverse effect on the Company's business, operating results and financial condition.

         Genie Family

         Building on the success of the Alladin family products, the Company commenced shipments of the Genie product family in June 1996. The Genie offers a complete set of professional quality, real-time 3D digital effects, switching, character generation, paint and still storage on a single PCI board. GeniePlus integrates into linear desktop editing environments and includes an input/output piggyback card and software allowing the user to process up to two simultaneous streams of live video supplied from tape sources.

         GenieFusion, which is expected to commence shipment in late 1996 or early 1997, will work in non-linear editing environments. The Company intends on selling GenieFusion to OEM vendors to integrate this product into their non-linear editing products. The successful introduction of GenieFusion will be dependent on the demand of OEMs to integrate GenieFusion into their products. There can be no assurance that GenieFusion will achieve market acceptance by OEMs, and the failure of GenieFusion to achieve market acceptance as a result of competition, technological change or other factors will have a material adverse effect on the Company's business, operating results and financial condition.

         VideoDirector

         The VideoDirector product line was acquired from Gold Disk, Inc. in June 1996. VideoDirector is a low-cost video software package sold through traditional software distribution channels to home video enthusiasts. Compatible with most camcorders and VCRs, VideoDirector uses a PC to control the editing process. Available in both Windows and Macintosh versions, over 100,000 units of VideoDirector have been shipped since the product was introduced. The Company anticipates developing a new family of products that combine a subset of its video manipulation technology with VideoDirector technology to create a new category of products enabling home video enthusiasts to create professional-looking video content.


Technology

         The Company is a technological leader in video manipulation technology. The National Academy of Television Arts and Sciences' Outstanding Technical Achievement EMMY award that has been awarded to the Company on two occasions. In 1990, the Company received an EMMY for pioneering the concept of the video workstation, and in 1994 the Company received an EMMY for developing technology incorporated in DVEator which allows real time mapping of live video onto animated 3D surfaces created by the user.

         Video Manipulation Architecture

         All of the Company's products share a common internal architecture. This design approach allows the Company to maximize the return on its research and development expenditures by utilizing similar hardware and software modules in multiple products. The Company's video manipulation architecture is fundamental to the performance and capabilities of its products.

         o Industry Standard Microprocessor Control. All of the Company's products use or work with an industry standard Intel x86 or Pentium microprocessor running the Microsoft DOS/Windows or Apple Macintosh operating systems for control of video manipulation functions. In the Prizm and FlashFile product families the control microprocessor is embedded within the product. The Alladin product family relies on an external user supplied Windows or Macintosh personal computer for control. Using industry standard microprocessors for control offers three main advantages: lower software development costs due to the availability of powerful off-the-shelf software development tools; lower product manufacturing costs due to the low costs of standard microprocessors; and the ability to easily integrate third party software such as networking software or 3D rendering software to provide additional user functionality.

         o Digital Video Bus. Essentially all real-time video manipulation must be performed on uncompressed video data. Since uncompressed digital video rates are too high to be processed by a microprocessor in real-time, video signals are internally distributed over a separate high-speed (27 megabytes per second) digital video bus ("DVB") and processed using the Company's proprietary real time video manipulation hardware. The video data on the DVB is processed in the standard digital component format, which fully complies with the highest digital component video standards of the
                  International Radio Consultation Committee ("CCIR"), an organization which develops and publishes standards for international telecommunication systems. The DVB supports a digital key channel that defines the edges of an irregularly shaped image for proper manipulation. The wide bandwidth and industry standard format of the DVB helps to ensure that performing video manipulations will not result in degraded image quality.

         o Modular Software Architecture. The software in all of the Company's video manipulation products is divided into two layers: the user interface layer and the video manipulation algorithm layer. The user interface layer is different and has been optimized for each product family. The video manipulation algorithm layer is, for the most part, common to all Pinnacle products and incorporates all the proprietary low level routines which allow Pinnacle products to perform high quality real-time video manipulations. This software architecture has three main advantages: real-time video manipulation algorithms that are complex and difficult to develop can be used in multiple products; the user interface can be tailored to meet specific user requirement; and the user interface can independently be ported to alternative computer platforms.

         Core Technologies

         The Company's core technical expertise is in real-time digital video processing, real-time software algorithms, video input/output, advanced user interfaces and, in the case of Video Director, software control of commercially available camcorders and VCRs.

         o Real-Time Digital Video Processing. The Company has devoted significant resources to the development of proprietary technology for real time video processing, including high speed digital filters, image transformation buffers, plane and perspective addressing, and nonlinear image manipulation. The DVEator module uses the Company's patented technology to perform real-time mapping of live video onto multiple, complex, animated 3D shapes and surfaces. This technology includes a proprietary data compression algorithm that compresses the address information and allows inexpensive decompression of this data in real time.

         o Real-Time Software Algorithms. The digital video manipulation functions of the Company's products use common core software that performs complex computations in real-time (at video rates) under user control. The Company has developed several techniques that allow high speed computation of multiple complex equations which are required for real-time video effects. The Company has expended significant resources on the development of these real time video manipulation software algorithms on standard platforms.

         o Video Input/Output. The Company has developed technology for video input and output of both analog and digital video data streams. All of the Company's products work with NTSC and PAL video standards as well as composite and component video digital and analog input/output standards. In addition, the Company has developed interfaces to support input/output of video streams stored on computer disks.

         o User Interface Design. The Company has extensive experience in design of computer-based user interfaces for video manipulation. The Company uses interactive menu driven user interfaces to control video manipulation functions. The Company's FlashFile, Alladin, Genie and VideoDirector products each utilize graphical user interface technology to facilitate ease of use.

         o Camcorder and VCR Control. Upon the acquisition of the VideoDirector product line in June 1996, the Company obtained software code enabling a computer to control most commercially available camcorders and VCRs. This capability provides the user a simple tool to organize and edit home movies.


         The Company has historically devoted a significant portion of its resources to engineering and product development programs and expects to continue to allocate significant resources to these efforts. The Company's engineering and product development efforts are focused on the design of new desktop products, support of the incorporation of Genie into the products offered by the Company's OEM customers, improvement and enhancement of existing product performance and features and cost reductions and improvements in the manufacturability of existing products, particularly Genie. The Company's future operating results will depend to a considerable extent on its ability to continually develop, introduce and deliver new hardware and software products that offer its customers additional features and enhanced performance at competitive prices. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, operating results and financial condition, particularly on a quarterly basis.

         As of June 30, 1996, the Company had 41 people engaged in engineering and product development. The Company's engineering and product development expenses (excluding purchased in process research and development) in fiscal 1996, 1995 and 1994 were $5.1 million, $2.4 million and $1.8 million, respectively, and represented 11.1%, 10.8% and 17.7%, respectively, of net sales.

Customers, Marketing and Sales

         Customers

         Since the introduction of its first video workstation in 1987, the Company has shipped over 10,300 systems to customers in more than 60 countries. End users of the Company's products, none of whom accounted for a material amount of the Company's net sales during any period, range from individual users to major corporate/government, video production and broadcast facilities worldwide. There can be no assurance that any of the end users of the Company's products will purchase the Company's products in the future. The Company's customers and their locations include:

Broadcast                               Corporate/Government
- ---------                               --------------------
The Walt Disney Co./ABC-New York        ABC Home Health Services, Inc. - Georgia
ESPN-Singapore and USA                  Essex Corp. - New Mexico
Providence Journal Broadcast
     Corp.-Rhode Island                 Federal Reserve Bank - San Francisco
MCOT-Thailand                           Hyundai Corporate Culture Office - Korea
Australis-Australia                     National Cattlemens' Assn. - Colorado
Swiss Television-Switzerland            Nissan Motors - Tennessee
RTBF-Belgium                            Primerica - Georgia
Gameshow Network-California             PSE&G Training Center - New Jersey
                                        Trane Corporation - Tennessee

Post-Production                               Independent Videographers
- ---------------                               -------------------------
Armour Productions - California               Christie Entertainment - Illinois
Cable Video Entertainment -                   Colin Campbell Communications -
     New Jersey                                    North Carolina
China Motion Picture Co. - Taiwan             Eric Blum Productions - California
Helical Post - Colorado                       Innovision - Pennsylvania
Studio Hamburg - Germany                      Northwest Video - Washington
Terra Firma Productions - California          Spot Productions - California
The Video Company - Louisiana                 Video Vision - Maryland
Video Imagen Communications Ltd. - Brazil     Video Productions - Florida


         Marketing

         The Company's marketing efforts are targeted at users of traditional video editing suites and desktop video post-production tools. In order to increase awareness of its products, the Company attends major video tradeshows such as the convention of the National Association of Broadcasters (NAB) in the United States and the International Broadcasters Convention (IBC) in Europe. The Company uses targeted direct mail campaigns and advertisements in trade and computer publications. The Company also participates in joint marketing activities with its OEM partners and with other desktop video companies. The Company plans to expand its desktop video joint marketing activities.

         Sales

         The Company sells its products to end users through an established domestic and international network of independent dealers and through OEMs. The Company also maintains a sales management organization consisting of five US regional sales managers and five international regional sales managers primarily responsible for supporting independent dealers and making direct sales in geographic regions without dealer coverage or to customers that prefer to transact directly with the Company.

         The Company's products are sold to end users through independent dealers who specialize in selling video production equipment. As of June 30,1996, the Company had over 170 dealers covering more than 40 countries. These independent entities are selected for their ability to provide effective field sales and technical support to the Company's customers. Dealers generally carry the Company's products as demonstration units, advise customers on system configuration and installation and perform ongoing post-sales customer support. The Company believes that many end users depend on the technical support offered by independent dealers in making product purchase decisions. In North America, the Company manages its independent dealers with five regional sales managers and 15 independent sales representatives. In Europe, the Company manages its independent dealers with two regional sales managers located in the United Kingdom. Independent dealers in the Far East are managed by two regional sales managers located in Japan and Singapore. Central and South America are managed by the Company's sales staff at its Sunnyvale headquarters. No single dealer individually accounted for more than 10% of the Company's net sales in fiscal 1996, 1995 and 1994.

         The Company sells and distributes its products through OEMs that incorporate the Company's products with their own complementary video editing products and resell these products to end users and other resellers. OEM partners generally purchase the Company's products and are responsible for conducting their own marketing, sales and support activities. The Company attempts to identify and align itself with OEMs that are market share and technology leaders in the Company's target market segments.

         In particular, the Company is highly dependent on sales of Alladin to Avid. Avid is a leading supplier of digital, nonlinear video and audio editing systems for the professional video and film editing market. Sales to Avid accounted for approximately 43.3% of net sales in fiscal 1996. No customer accounted for more than 10% of the Company's net sales during fiscal 1995, while one customer accounted for approximately 19.8% of net sales in fiscal 1994. This concentration of the Company's net sales to a single OEM customer subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter to quarter basis as a result of variations in the ordering patterns of the OEM customer. Variations in the timing of revenues can cause significant fluctuations in quarterly results of operations. The Company's results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in Avid's requirements. As a result, if the Company were to lose Avid as a customer, or if orders from Avid were to otherwise decrease, the Company's business, operating results and financial condition would be materially adversely affected.

         With the introduction of the Genie product line, the Company adopted a similar OEM distribution strategy. The Company expects that a substantial portion of sales of the Genie product line will be to OEMs who could also develop and offer products which compete with Genie. The Company is dependent upon these resellers to assist it in promoting market acceptance of the professional video products and desktop video systems and creating demand for the Company's products. There can be no assurance that these dealers and OEMs will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, there is a risk that these dealers may give higher priority to products of other supplies, thus reducing their efforts to sell the Company's products. If a significant number of its dealers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's results of operations would be adversely affected.

         With the acquisition of the VideoDirector product line, the Company adopted a new distribution strategy. VideoDirector products are sold primarily through large computer software distributors such as Merisel America, Inc. and Ingram Micro Inc. These distributors sell VideoDirector product to large computer software and hardware retailers such as CompUSA, ComputerCity and Egghead Software who in turn sell the products to end-users. In addition, VideoDirector products are sold via direct telemarketing and mail order catalogs. The computer software market is characterized by longer payment terms and higher sales returns than the Company's traditional video editing markets. There can be no assurance that computer retailers will continue to stock and sell VideoDirector products. If a significant number of computer retailers were to discontinue selling VideoDirector products, the Company's results of operations would be adversely affected.

         Sales outside of North America represented approximately 38.7%, 46.5% and 47.6% of the Company's net sales for fiscal 1996, 1995 and 1994, respectively. All of the Company's international sales through fiscal 1994 were denominated in U.S. dollars. In fiscal 1995, the Company began foreign currency denominated sales in the United Kingdom. The Company may engage in foreign currency denominated sales in other countries in the future. International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.

         Service and Support

         The Company believes that its ability to provide customer service and support is an important element in the marketing of its products. The customer service and support operation also provides the Company with a means of understanding customer requirements for future product enhancements. The Company maintains an in-house repair facility and also provides telephone access to its technical support staff. The Company's technical support engineers not only provide assistance in diagnosing problems, but work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. The Company supports its customers in Europe and Asia primarily through its international dealers. The Company typically warrants its products against defects in materials and workmanship for one year after shipment to the dealer. The Company believes its warranties are similar to those offered by other video production equipment suppliers. To date, the Company has not encountered any significant product maintenance problems.

Competition

         The video production equipment market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. The Company anticipates increased competition in the video post-production equipment market from both existing manufacturers and new market entrants.

         Competition for equipment sold into traditional video editing suites is based on product performance, breadth and modularity of product line, service and support, market presence and price. The Company believes that it competes favorably for sales of video production equipment to be used in traditional editing suites in situations where price/performance is a primary factor in equipment selection. The Company's principal competitors in this market include Scitex Video (a division of Scitex Corporation Ltd.)("Scitex"), The Grass Valley Group, Inc. (a subsidiary of Tektronix, Inc.) ("Grass Valley Group"), Matsushita Electric Industrial Co. Ltd. ("Matsushita"), Quantel Ltd. (a division of Carlton Communications Plc) ("Quantel") and Sony Corporation ("Sony"), each of which has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, these companies have established relationships with current and potential customers of the Company. Some of the Company's competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

         The desktop video market in which Alladin and Genie compete is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete indirectly with Alladin and Genie by providing many of the same features and video manipulation capabilities. In addition, the Company expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost real time desktop video products that will compete directly with Alladin and Genie. The Company expects that competition will intensify significantly as the market for desktop video systems develops. The Company expects that potential competition in the desktop market is likely to come from one or more of four general classes of video companies. Suppliers of traditional video equipment such as Grass Valley Group, Matsushita, Quantel, Scitex and Sony have the financial resources and technical know-how to develop high quality real time video manipulation products for the desktop video market. Suppliers of desktop video systems such as Avid, Data Translation, Fast Electronic, Matrox, Newtek, Inc., Truevision, Inc. and Scitex, which have established desktop video distribution channels, experience in marketing low price products and significant financial resources, may acquire or develop high quality real time video manipulation products for the desktop video market. Suppliers of video manipulation software such as Adobe Systems Incorporated will also compete with the Company in the desktop video market. The software products supplied by these companies are, and will continue to be, significantly less expensive than the systems marketed by the Company. Finally, larger well established software companies, such as Microsoft Corporation which purchased SOFTIMAGE Inc., a developer of software products that enable designers and animators to create high quality 3D imagery, have the resources and technical ability to develop competitive products for the desktop market. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Manufacturing and Suppliers

         The Company's manufacturing operations, located at its Sunnyvale, California facility, consist primarily of testing printed circuit assemblies, final product assembly, configuration and testing, quality assurance and shipping. Each of the Company's products undergoes quality inspection and testing at the board level and final assembly stage. The Company manages its materials with a software system that integrates purchasing, inventory control and cost accounting.

         The Company relies on independent subcontractors who manufacture to the Company's specifications major subassemblies used in the Company's products. This approach allows the Company to concentrate its manufacturing resources on areas where it believes it can add the most value, such as product testing and final assembly, and reduces the high cost of owning and operating a full scale manufacturing facility. The Company has manufacturing agreements with Wyle
Laboratories and with Bell Microproducts Inc. for the manufacture of major subassemblies used in its products. The Company's reliance on subcontractors to manufacture major subassemblies used in its products involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture these subassemblies in required volumes, the Company's business,
operating  results  and  financial  condition  would  be  materially   adversely
affected.

         To the extent possible, the Company and its manufacturing subcontractors use standard parts and components available from multiple vendors. However, the Company and its subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in all of its products, including a proprietary application specific integrated circuit manufactured only by LSI Logic Corp., several video processing integrated circuits manufactured only by Raytheon Corporation, a field programmable gate array manufactured only by Altera Corporation and serial RAM memory modules manufactured only by Hitachi, Ltd. The Company's manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to the Company's manufacturing subcontractors is dependent in part on the Company's ability to provide its manufacturers, and their ability to provide suppliers, with accurate forecast of its future requirements. The Company and its manufacturing subcontractors endeavor to maintain ongoing communication with its suppliers to guard against interruptions in supply. Any extended future interruption or limitation of any of the components currently obtained from single or limited source suppliers could result in delays or reductions in product shipments which would have a material adverse effect on the Company's results of operations. Also, because of the reliance on these single or limited source components, the Company may be subject to increases in component costs which could have an adverse effect on the Company's results of operations. The Company has experienced interruptions in the supply of certain key integrated circuits from suppliers which accordingly delayed product shipments, and any extended interruption or reduction in the future supply of any key components currently obtained from a single or limited source could have a significant adverse effect on the Company's business, operating results and financial condition in any given period.

         In the traditional video market segment, the Company's customers generally order on an as-needed basis. The Company typically ships its products within 30 to 60 days of receipt of an order, depending on customer requirements, although certain customers, including OEMs, may place substantial orders with the expectation that shipments will be staged over several months. A substantial majority of product shipments in a period relate to orders received in that period, and accordingly, the Company generally operates with a limited backlog of orders. The absence of a significant historical backlog means that quarterly results are difficult to predict and delays in product delivery and in the closing of sales near the end of a quarter can cause quarterly revenues to fall below anticipated levels. In addition, customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. As a result of these factors, the Company believes that the backlog of orders as of any particular date is not necessarily indicative of the Company's actual sales for any future period.

         The Company's VideoDirector products are manufactured, assembled and shipped by a specialized software manufacturer located in Ontario, Canada. The Company maintains an ample supply of the component raw materials for the VideoDirector product, and is expected to respond promptly to the demands of the computer software distributors.

Proprietary Rights and Licenses

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality and nondisclosure agreements with its employees and OEM customers and limits access to and distribution of its proprietary technology. The Company currently holds one United States patent and two foreign patents, each covering certain aspects of the technologies utilized by DVEator. Although the Company intends to pursue a policy of obtaining patents for appropriate inventions, the Company believes that the success of its business will depend primarily on the innovative skills, technical expertise and marketing abilities of its personnel, rather than upon the ownership of patents.

         Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Such royalties to date have not been, and are not expected to be, material. Generally, such agreements grant to the Company nonexclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by the Company.

         The Company has in the past received communications suggesting that its products may utilize concepts covered by patent rights of third parties and, in the future, may receive communications asserting that the Company's products infringe patents or other intellectual property rights of third parties. There can be no assurance that there will not be any future such communications. The Company's policy is to investigate the factual basis of such communications and to negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance that these or other future communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation.

         There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company to protect trade secrets, trademarks and other intellectual property rights owned by the Company to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and a diversion of management's attention, which could have material adverse effect on the Company's business, operating results and financial condition. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Employees

         As of June 30, 1996, the Company had 130 full-time employees, including 41 engaged in engineering and product development activities, 34 in manufacturing, 44 in marketing and sales and 11 in administration and finance. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain and motivate qualified technical, marketing and managerial personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's principal administrative, marketing, manufacturing and product development facility is located in Sunnyvale, California. This facility occupies approximately 30,000 square feet pursuant to a lease which will terminate November 15, 1996. In June 1996, the Company entered into an operating lease agreement for another facility in Mountain View, California which commences on August 15, 1996 and terminates on December 31, 2003. This facility occupies approximately 106,500 square feet, of which approximately 41,500 square feet has been sublet to a third party until August 31, 1997. The Company expects to move into the new facility, located approximately one mile from the current facility, in October 1996.

         In addition, the Company occupies sales and customer support facilities in Uxbridge, United Kingdom; Singapore; and Tokyo, Japan consisting of 6,000 square feet, 850 square feet, and 350 square feet, respectively. The Company also has a product development facility in Gainesville, Florida, consisting of 1,000 square feet.

ITEM 3.           LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of August 31, 1996 are as follows:

                Name          Age                        Position
                ----          ---                        --------
Mark L. Sanders............   53    President, Chief Executive Officer and
                                    Director

Ajay Chopra................   39    Chairman of the Board and Chief Technology
                                    Officer

Arthur D. Chadwick.........   39    Vice President, Finance and Administration
                                    and Chief Financial Officer

Brian R. Conner............   50    Vice President, Sales, Europe, Africa &
                                    Middle East

Tavy A. Hughes.............   41    Vice President, Manufacturing

William Loesch.............   42    Vice President, New Business Development

Amir Majidimehr............   36    Vice President, Engineering

Kevin B. McDonald..........   38    Vice President, Marketing and Domestic Sales

Walter E. Werdmuller.......   49    Vice President, Sales

         Mr. Sanders has served as President, Chief Executive Officer and a director of the Company since January 1990. From 1988 to 1990, Mr. Sanders was an independent business consultant. Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division, of Ampex Incorporated, a manufacturer of video broadcast equipment.

         Mr. Chopra, a founder of the Company, has served as Chairman of the Board of Directors since January 1990, and has served as a director of the Company since its inception in May 1986. Mr. Chopra has served as Chief Technology Officer since June 1996, Vice President of Engineering from January 1990 to June 1996, and President and Chief Executive Officer of the Company from its inception to January 1990. From 1983 to 1986, Mr. Chopra served as Engineering Supervisor for Mindset Corporation, a computer graphics manufacturer.

         Mr. Chadwick has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since January 1989. From 1979 to January 1989, Mr. Chadwick served in a variety of financial and management positions, most recently as plant manager of Philippines operations, at Gould Semiconductor, a semiconductor company.

         Mr. Conner has served as Vice President, Sales of the Company and General Manager of Pinnacle Systems Ltd., the Company's sales subsidiary covering Europe, Africa and the Middle East, since February 1995. From January 1993 to February 1995, Mr. Conner was a founder and served as President of BCA Inc., an independent European sales representative company. From January 1991 to January 1993, Mr. Conner served as General Manager of European, African and Middle East Sales of Videomedia, Inc., a manufacturer of video editing systems. Prior to that, Mr. Conner was Managing Director of Videomedia Europe Ltd., a European sales representative.

         Ms. Hughes has served as Vice President, Manufacturing of the Company since January 1995, Director of Manufacturing from April 1994 to January 1995 and a Manager from September 1993 until April 1994. From July 1991 to September 1993, Ms. Hughes served as an independent business consultant. From 1985 to June 1991, Ms. Hughes served as Manufacturing Manager of Alta Group, Inc., a manufacturer of digital video post-production equipment.

         Mr. Loesch has served as Vice President, New Business Development since joining the Company in May 1994. From July 1993 to May 1994, Mr. Loesch served as an independent business consultant. From June 1990 to November 1992, Mr. Loesch co-founded and served as President of SHOgraphics Inc., a 3D graphics systems company, and from November 1992 until July 1993 served as its Executive Vice President and Chief Technical Officer. From 1989 to June 1990, Mr. Loesch was an independent business consultant. Prior to that time, Mr. Loesch co-founded and served as Chief Executive Officer and President of IKOS Systems, Inc., a computer aided engineering company.

         Mr. Majidimehr has served as Vice President, Engineering since June 1996, and Vice President, Product Engineering since joining the Company in November 1995 until June 1996. From April 1994 to November 1995, Mr. Majidimehr served as Vice President of Engineering of Abekas Video Systems, a manufacturer of video editing systems. From September 1989 to April 1994, Mr. Majidimehr served as an Engineering Director at Sony Microsystems.

         Mr. McDonald has served as Vice President, Marketing and Domestic Sales of the Company since June 1996, and Vice President, Marketing from March 1995 to June 1996. From 1986 to February 1995, Mr. McDonald served in a variety of marketing positions, most recently as Brand Manager for the Macintosh Performa, at Apple Computer, Inc., a computer company.

         Mr. Werdmuller has served as Vice President, Sales of the Company since January 1990. Mr Werdmuller also served as the Company's Director of Sales from June 1989 to December 1989 and as International Sales and Marketing Manager from March 1987 to May 1989. Mr. Werdmuller has announced his intentions to resign from the Company effective in September 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference to inside the back cover page of the Company's 1996 Annual Report to Shareholders for the fiscal year ended June 30, 1996, filed as Exhibit 13.1 hereto (the "Annual Report to Shareholders").

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 10 of the Company's Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to pages 11-15 of the Company's Annual Report to Shareholders.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages 16-26 of the Company's Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held October 24, 1996, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the section captioned "Record Date and Principal Share Ownership" contained in the Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions With Management" contained in the Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON
                  FORM 8-K.

         (a)(1)   Financial Statements

         The financial statements are incorporated by reference in Item 8 of this Report:

Independent Auditors' Report
Balance Sheets, June 30, 1996 and 1995
Statements of Operations for years ended June 30, 1996, 1995 and 1994 Statement of Shareholders' Equity for the years ended June 30, 1996, 1995 and 1994
Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994 Notes to Financial Statements

         (a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits

                  3.1(1)      Restated   Articles   of   Incorporation   of  the
                              Registrant.

                  3.2(1)      Bylaws of the Registrant, as amended to date.

                  10.1(1) Registration Rights Agreement, dated December 21, 1990, as amended on September 9, 1993.

                  10.2(1) Series G Preferred Stock Purchase Agreement, dated September 9, 1993.

                  10.3(1) 1987 Stock Option Plan, as amended, and form of agreements thereto.

                  10.4(1) 1994 Employee Stock Purchase Plan, and form of agreement thereto.

                  10.5(1) 1994 Director Stock Option Plan, and form of agreement thereto.

                  10.6(1) Form of Indemnification Agreement between the Registrant and its officers and directors.

                  10.7(1) Business Loan Agreement and ancillary documents thereto between Registrant and Imperial Bank, dated January 3, 1994.

                  10.8(1)     Amendment  to  Business  Loan  Agreement   between
                              Registrant and Imperial Bank, dated October 12, 1994.

                  10.9(1)     Software   Development   and  License   Agreement,
                              effective  as  of  November   23,  1987,   between
                              Registrant and CrystalGraphics, Inc.

                  10.10*(1)   Systems  Marketing  Agreement,  dated  December 7,
                              1990,  as  amended,  between  Registrant  and  BTS
                              Broadcast Television Systems.

                  10.11*(1)   Development and Original  Equipment  Manufacturing
                              and  Supply  Agreement,   dated  March  16,  1994,
                              between Registrant and Avid Technology, Inc.

                  10.12*(1)   Value-added  Reseller  Agreement,  dated  July 15,
                              1994, between Registrant and Matrox Corporation.

                  10.13*(1)   Letter Agreement, dated December 17, 1993, between
                              Registrant and Capital Cities/ABC, Inc.

                  10.14(1) Master Agreement, dated March 4, 1994, between Registrant and Bell Microproducts, Inc.

                  10.15*(1)   Contract Services  Agreement,  dated May 31, 1994,
                              between Registrant and Liberty Contract Services, a division of Wyle Laboratories.

                  10.16.1(1)  Industrial Lease  Agreement,  dated July 20, 1992, as amended, between Registrant and Aetna Life Insurance Company.

                  10.16.2(2)  Amendment to  Industrial  Lease  Agreement,  dated
                              June 8, 1995 between Registrant and Aetna Life Insurance Company.

                  10.17(1)    Agreement,   dated  September  8,  1994,   between
                              Registrant and Mark L. Sanders.

                  10.18.1 Agreement Concerning Assignment of Leases, dated June 5, 1996, between Registrant and Network Computing Devices, Inc.

                  10.18.2 Assignment and Modification of Leases, dated August 16, 1996, between Registrant, Network Computing Devices, Inc. and D.R. Stephens & Company.

                  11.1        Statement of  Computation of Net Income (Loss) Per
                              Share.

                  13.1 Annual Report to Shareholders for the fiscal year ended June 30, 1996.

                  22.1        List of subsidiaries of the Registrant.

                  23.1        Consent  of  Independent  Auditors  and  Report on
                              Schedule.

                  24.1        Power of Attorney (See Page 24).

                  27.1        Financial Data Schedule.

- ------------------

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

1        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form S- 1 (Reg. No. 33-83812) as declared effective by the Commission on November 8, 1994.

2 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1996.

         (c)      Exhibits.  See Item 14(a)(3) above.

         (d)      Financial Statement Schedule.  See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PINNACLE SYSTEMS, INC.

                                      By:    /s/ MARK L. SANDERS
                                         -------------------------------------
                                         Mark L. Sanders
                                         President, Chief Executive Officer and
                                         Director
Date: September 17, 1996

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark L. Sanders and Arthur D. Chadwick, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                                         Title                                   Date
- -----------------------------------      -----------------------------------------------------      -------------------------
/s/ MARK L. SANDERS                      President, Chief Executive Officer and Director            September 17, 1996
- -----------------------------------      (Principal Executive Officer)
    Mark L. Sanders


/s/ ARTHUR D. CHADWICK                   Vice President, Financial and Administration and           September 17, 1996
- -----------------------------------      Chief Financial Officer (Principal Financial and
    Arthur D. Chadwick                   Accounting Officer)




/s/ AJAY CHOPRA                          Chairman of the Board and Chief Technology Officer         September 17, 1996
- -----------------------------------
    Ajay Chopra




/s/ JOHN LEWIS                           Director                                                   September 17, 1996
- -----------------------------------
    John Lewis


/s/ CHARLES J. VAUGHAN                   Director                                                   September 17, 1996
- -----------------------------------
    Charles J. Vaughan


/s/ NYAL D. McMULLIN                     Director                                                   September 17, 1996
- -----------------------------------
    Nyal D. McMullin


/s/ GLENN E. PENISTEN                    Director                                                   September 17, 1996
- -----------------------------------
    Glenn E. Penisten


                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                           Balance at    Provision                  Balance
                                                            beginning   charged to     Account      at end
                                                            of period     expense    charge-off    of period
                                                           ----------   ----------   ----------    ---------
Year ended June 30, 1994, allowance for doubtful
    accounts and returns.............................         $101           $89          $17         $173
                                                              ====           ===          ===         ====

Year ended June 30, 1995, allowance for doubtful
    accounts and returns.............................         $173          $204          $16         $361
                                                              ====          ====          ===         ====

Year ended June 30, 1996, allowance for doubtful
    accounts and returns.............................         $361          $522          $43         $840
                                                              ====          ====          ===         ====