Form 10-K405/A
period 1996-06-30
PINNACLE SYSTEMS INC
filed 1996-09-19
CIK 774695

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K/A


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

            Securities  registered  pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
Title of each class                                     on which registered
- - -------------------                                    ---------------------
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


         Mr. McDonald has served as Vice President, Marketing and Domestic Sales of the Company since June 1996, and Vice President, Marketing from March 1995 to June 1996. From 1986 to February 1995, Mr. McDonald served in a variety of marketing positions, most recently as Brand Manager for the Macintosh Performa, at Apple Computer, Inc., a computer company. Mr. McDonald has announced his intentions to resign from the Company effective in September 1996.


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

Date: September 19, 1996






         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                                         Title                                   Date
- - -----------------------------------      -----------------------------------------------------      -------------------------

/s/ MARK L. SANDERS                      President, Chief Executive Officer and Director            September 19, 1996
- - -----------------------------------      (Principal Executive Officer)
    Mark L. Sanders


/s/ ARTHUR D. CHADWICK                   Vice President, Financial and Administration and           September 19, 1996
- - -----------------------------------      Chief Financial Officer (Principal Financial and
    Arthur D. Chadwick                   Accounting Officer)


/s/ AJAY CHOPRA                          Chairman of the Board and Chief Technology Officer         September 19, 1996
- - -----------------------------------
    Ajay Chopra






    JOHN LEWIS*                          Director                                                   September 19, 1996
- - -----------------------------------
    John Lewis


    CHARLES J. VAUGHAN*                  Director                                                   September 19, 1996
- - -----------------------------------
    Charles J. Vaughan


    NYAL D. McMULLIN*                    Director                                                   September 19, 1996
- - -----------------------------------
    Nyal D. McMullin


    GLENN E. PENISTEN*                   Director                                                   September 19, 1996
- - -----------------------------------
    Glenn E. Penisten



* By /s/ ARTHUR D. CHADWICK
    -------------------------------
         Arthur D. Chadwick
         Attorney-In-Fact
