Form 10-Q
period 1996-09-27
PINNACLE SYSTEMS INC
filed 1996-10-21
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ____________

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

       California                                          94-3003809
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



870 West Maude Avenue
Sunnyvale, California                                        94086
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

                                 (408) 720-9669
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

The number of shares of common stock outstanding as of September 27, 1996 was 7,481,808.

                                      INDEX


PART I - FINANCIAL INFORMATION

          ITEM 1 - Condensed consolidated financial statements

                   Condensed consolidated balance sheets -
                       September 30, 1996 and June 30, 1996                3

                   Condensed consolidated statements of operations -
                       three months ended September 30, 1996 and 1995      4

                   Condensed consolidated statements of cash flows -
                       three months ended September 30, 1996 and 1995      5

                   Notes to condensed consolidated financial statements    6

          ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 8


PART II - OTHER INFORMATION

          ITEM 6 - Exhibits and Reports on Form 8-K                        11

                    Signatures                                             12


     See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                     PINNACLE SYSTEMS, INC. AND SUBSIDARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         September 30,                  June 30,
                                                                             1996                         1996
                                                                             ----                         ----

                                     Assets

Current assets:
      Cash and cash equivalents                                             $39,702                      $27,846
      Marketable securities                                                  15,265                       29,315
      Accounts receivable, less allowance for doubtful
        accounts and returns of $997 and $840 as of
        September 30, 1996 and June 30, 1996,
        respectively                                                          9,206                        7,526
      Inventories                                                             9,238                        9,611
      Deferred taxes                                                          2,091                        2,091
      Prepaid expenses                                                          306                          311
                                                                           --------                      -------
                   Total current assets                                      75,808                       76,700


Property and equipment, net                                                   3,616                        2,204
Marketable securities                                                         3,978                        3,973
Deferred taxes                                                                1,154                        1,154
Other assets                                                                    705                          530
                                                                           --------                      -------
                                                                            $85,261                      $84,561
                                                                           ========                      =======

                            Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                     $  1,431                    $   1,495
      Accrued expenses                                                        2,765                        2,621
      Deferred revenue                                                          189                          247
                                                                           --------                      -------
                   Total current liabilities                                  4,385                        4,363
                                                                           --------                      -------

Contingencies

Shareholders' equity:
      Common stock; authorized 15,000 shares; 7,482 and
        7,468 issued and outstanding as of September 30, and
        June 30, 1996, respectively                                          77,962                       77,902
      Deferred compensation, net                                                (28)                         (34)
      Retained earnings                                                       2,942                        2,330
                                                                           --------                      -------
                   Total shareholders' equity                                80,876                       80,198
                                                                           --------                      -------
                                                                            $85,261                      $84,561
                                                                           ========                      =======

     See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED COLSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                               Three
                                                           Months Ended
                                                           September 30,
                                                      ------------------------
                                                          1996         1995
                                                          ----         ----

Net sales                                              $ 11,443        $ 9,321
Cost of sales                                             5,996          4,811
                                                      ---------        -------

                 Gross profit                             5,447          4,510
                                                      ---------        -------

Operating expenses:
        Engineering and product development               1,782            932
        Sales and marketing                               2,694          1,876
        General and administrative                          764            441
                                                      ---------        -------

                Total operating expenses                  5,240          3,249
                                                      ---------        -------

                Operating income                            207          1,261

Interest income, net                                        763            681
                                                      ---------        -------

                Income before income taxes                  970          1,942

Income tax expense                                         (358)          (679)
                                                      ---------        -------

        Net income                                    $     612        $ 1,263
                                                      =========        =======

Net income per share                                  $    0.08        $  0.17
                                                      =========        =======

Shares used to compute net income per share               7,823          7,534
                                                      =========        =======


     See accompanying notes to condensed consolidated financial statements.


                     PINNACLE SYSTEMS, INC. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)

                                                                                           Three Months Ended September 30,
                                                                                           --------------------------------
                                                                                                 1996               1995
                                                                                                 ----               ----
Cash flows from operating activities:
      Net income                                                                            $     612           $  1,263
      Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
           Depreciation and amortization                                                          254                116
           Tax benefit from exercise of common stock options                                       --                679
           Changes in operating assets and liabilities:
                Accounts receivable                                                            (1,680)              (520)
                Inventories                                                                       373               (743)
                Accrued expenses                                                                  144                346
                Other                                                                            (293)               (31)
                                                                                            ---------           --------

                      Net cash provided by (used in) operating activities                        (590)             1,110
                                                                                            ---------           --------
Cash flows investing activities:
      Purchases of property and equipment                                                      (1,659)              (323)
      Purchase of marketable securities                                                        (3,955)           (21,047)
      Proceeds from maturity of marketable securities                                          18,000                 --
                                                                                            ---------           --------

                      Net cash provided by (used in) investing activities                      12,386            (21,370)
                                                                                            ---------           --------
Cash flow from financing activities:
      Proceeds from issuance of common stock                                                       60             43,987
                                                                                            ---------           --------

                      Net cash provided by financing activities                                    60             43,987
                                                                                            ---------           --------
Net increase in cash and cash equivalents                                                      11,856             23,727

Cash and cash equivalents at beginning of period                                               27,846             12,626
                                                                                            ---------           --------

Cash and cash equivalents at end of period                                                  $  39,702           $ 36,353
                                                                                            =========           ========
Supplemental disclosures of cash paid during the period:
      Interest                                                                              $       2           $      1
                                                                                            =========           ========

      Income taxes                                                                          $     285           $     33
                                                                                            =========           ========

     See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1.       General

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 1996 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 17, 1996. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.       Significant Accounting Policies

Fiscal Year

Pinnacle Systems, Inc. and its subsidiaries (the Company) reports on a fiscal year which ends on June 30. The Company's first three fiscal quarters end on the last Friday in September, December, and March. For financial statement presentation, the Company has indicated its fiscal quarters as ending on the month-end.

Net Income Per Share

Net income per share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding using the treasury stock method.

3.       Financial Instruments

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). The Company adopted the provisions of FAS 115 for investments held as of or acquired after July 1, 1994. Under the provisions of FAS 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Presently, the Company classifies all debt securities as held-to-maturity and carries them at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income." The adoption of FAS 115 did not have a material impact on the Company's consolidated financial statements.

The fair value of marketable securities is substantially equal to their carrying value as of September 30, 1996. All investments at September 30, 1996 were classified as held-to-maturity. Such investments mature through November 1997.


4.       Inventories

A summary of inventories follows:

                                        September 30,            June 30,
                                            1996                   1996
                                            ----                   ----
     Raw materials                         $6,806                  7,695
     Work in process                          228                    405
     Finished goods                         2,204                  1,511
                                          -------                -------
                                           $9,238                 $9,611
                                          =======                =======

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


5.       Customers and Credit Concentrations

During the three months ended September 30, 1996 and 1995, Avid Technology Inc. accounted for approximately 27.2% and 33.8%, respectively, of net sales. During the three months ended September 30, 1996, Data Translation, Inc. accounted for approximately 12.8% of net sales. No other customers accounted for more than 10% of sales.

Avid Technology Inc. accounted for approximately 25.3% and 36.7% of accounts receivable at September 30, 1996 and June 30, 1996, respectively. Data Translation, Inc. accounted for approximately 15.7% of accounts receivable at September 30, 1996.

6.       Related Parties

The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Bell Agreement") under which value-added turnkey services are to be performed by Bell on behalf of the Company. A director of the Company is also a director of Bell. The Bell Agreement provides that Bell will build certain products in accordance with the Company's specifications. During the three months ended September 30, 1996 and 1995, the Company paid $2,087 and $3,349, respectively, to Bell pursuant to the Bell Agreement.

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Overview." These forward-looking statements include paragraphs below relating to "Net Sales," the last sentence of the paragraph below relating to "Engineering and Product Development," the statements below under "Overview," the statements regarding the Company's expected investment in property, machinery and equipment under "Liquidity and Capital Resources" below, among others.

Overview

         The Company designs, manufactures, markets and supports video post-production tools for high quality real time video processing. The Company's products are used to perform a variety of video manipulation functions, including the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the traditional video market. The Company currently has two product families designed to serve this market; Prizm, and FlashFile. Prizm provides real time digital video effects capabilities, compositing, 3D modeling and animation tools, and FlashFile provides sophisticated still store library management capabilities with optional titling, paint and video clips.

         With the introduction of Alladin in June 1994, the Company began sales into the desktop video market. The Alladin product family provides real time digital video manipulation capabilities for the desktop video market. Since the introduction of Alladin, the Company's sales growth has been largely dependent on the success of the Alladin. Sales of Alladin products represented approximately 48.3% and 70.4% of net sales for the three month periods ended September 30, 1996 and 1995, respectively. A decline in demand for Alladin or the failure of Alladin to maintain market acceptance, as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, operating results and financial condition.

         In June 1996, the Company commenced shipment of Genie, a new desktop video product family. The Company is critically dependent upon the successful market acceptance, manufacture, distribution and sale of Genie to increase revenue and maintain profitability in the future. Sales of Genie products represented approximately 23.4% of net sales for the three month period ended September 30, 1996. In order to successfully promote and sell Genie, the Company will be required to rapidly bring it into volume production, a process that will require the attainment of acceptable manufacturing yields and costs. New products typically have lower initial manufacturing yields and higher initial manufacturing costs then more mature products. In addition, despite testing by the Company, as is typical with any new product introduction, quality and reliability problems may arise and any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product. The success of Genie will also require the Company to manage the introduction in order to minimize disruption in customer's ordering patterns for Alladin. Sales of Genie will also be dependent on the successful integration of Genie by various original equipment manufacturers ("OEMs") into their non-linear editing products. Any delay in the Company's ability to manufacture and ship Genie, the failure of Genie to gain market acceptance, and the timing and success in which Genie is integrated into non-linear OEM systems could adversely affect the Company's business, operating results and financial condition, particularly on a quarterly basis.

         In June 1996, the Company acquired the Video Director product line from Gold Disk, Inc. Video Director is low-cost video software package sold primarily to home video enthusiasts. Pinnacle anticipates developing a new family of products that combine a subset of its video manipulation technology with Video Director technology to create a new category of products enabling home video enthusiasts to create professional-looking video content. The introduction of these products is directed at a new market and depends on expected technology and market acceptance. There can be no assurance that the market for home video systems will expand, or that these new products will be accepted by that market. The sources of competition on the home video market are not yet well defined. The Company expects that existing computer software manufacturers and new market entrants will develop new products that may compete directly with the Video Director derivative products to be developed by the Company. Suppliers or other computer software products have established distribution channels and experience in marketing low price products and may acquire or develop high quality home video editing and manipulation products for this market. Increased competition could result in lower prices, margins, and market share than are currently anticipated in designing and developing these products. There can be no assurance that the Company will be able to compete successfully against current and future competitors in the video markets. To the extent the Company is not successful with the development and sales of products in this market segment, the Company's business, operating results and financial condition could be adversely affected.

         The Company distributes and sells its products to end users through the combination of independent domestic and international dealers, OEMs and, to a lesser extent, a direct sales force. Sales to dealers and OEMs are generally at a discount to the published list prices. Generally, products sold to OEMs are integrated into systems sold by the OEMs to their customers. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors. In the United States, the Company supports the sale of desktop products with independent sales representatives that earn commissions based on sales into their region.

         The Company is highly dependent on sales of Alladin and Genie products through OEM's, in particular Avid Technology, Inc. ("Avid") and Data Translation, Inc. ("Data Translation"). Sales to Avid accounted for approximately 27.2% and 33.8% of net sales during the three months ended September 30, 1996 and 1995, respectively, while sales to Data Translation accounted for approximately 12.8% and 0% of net sales during the three months ended September 30, 1996 and 1995. This concentration of the Company's net sales subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter to quarter basis as a result of variations in the ordering patterns of the OEM customers. Variations in the timing of revenues can cause significant fluctuations in quarterly results of operations. The Company's results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in Avid and Data Translation's requirements. For example, sales to Avid in the first quarter of fiscal 1997 were lower than sales in the fourth quarter of fiscal 1996 leading to a decline in overall net sales, partially offset by the commencement of sales to Data Translation. If the Company were to lose Avid or Data Translation as a customer, or if orders from these customers were to otherwise decrease, the Company's business, operating results and financial condition would be materially adversely affected. See "Results of Operations-Net Sales."

         The Company currently intends to develop and market follow-on products for the traditional video market. The introduction of such products would have the same market acceptance, manufacture, distribution and sales risks as described for the Genie family. The introduction of new traditional products could significantly slow or replace sales of Prizm and/or FlashFile. If this were to occur prior to shipment of any new products, sales of the Company's traditional video product and total sales could be adversely affected. In addition, if sales of the Prizm and/or FlashFile products were to decrease more rapidly than expected, the Company could be left with excess Prizm and FlashFile inventory which could materially affect the Company's financial condition.

         The Company is preparing for a move from its Sunnyvale, California headquarters to another facility in Mountain View, California. The Company expects to move into the new facility, located approximately one mile from the current facility, in October 1996. During the transition to the new facility, the Company will be required to maintain an uninterrupted supply of products in order to avoid any disruption in customer shipments. Any failure to maintain acceptable production levels during the transition to the new facility could adversely affect the Company's operating results, particularly in the quarter of the transition. The Company is obligated to continue lease payments on the Sunnyvale facility through November 15, 1996. The Company's financial results may be affected as a result of this move, since the Company will incur relocation and other moving costs of up to $200,000 and rent expenses will be incurred on two facilities through November 15, 1996.

Results of Operations

         Net Sales. The Company's net sales increased by 23% to $11,443,000 in the three months ended September 30, 1996 from $9,321,000 during the comparable three months in the prior year. The increase was primarily attributable to sales of the new Genie and Video Director product lines, partially offset by a decline in sales of Alladin and traditional video products. Sales outside of North America were approximately 36.2% and 38.3% of net sales in the three months ended September 30, 1996 and 1995, respectively.

         As previously mentioned, sales to the Company's largest customer, Avid, declined from the fourth quarter of fiscal 1996 to the first quarter of fiscal 1997. The Company believes this trend will likely continue into the second quarter of fiscal 1997 and that net sales to Avid in the second quarter of fiscal 1997 will likely decline sequentially from the first quarter of fiscal 1997. To the extent that sales do decline sequentially, the Company's business, operating results and financial condition would be materially adversely effected, if such decline is not offset by an increase in other sales.

         Cost of Sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly, and testing of finished products, warehousing, shipping and warranty costs. Gross profit as a percentage of net sales was substantially unchanged at 47.6% in the three months ended September 30, 1996 compared to 48.4% in the three months ended September 30, 1995.

         Engineering and Product Development. Engineering and product development expenses increased 91.2% to $1,782,000 in the three months ended September 30, 1996 from $932,000 for the same period in 1995. Engineering and product development expenses as a percentage of net sales were 15.6% and 10.0% during the three months ended September 30, 1996 and 1995, respectively. The increase was primarily attributable to increased expenditures in connection with the continued expansion of the Company's engineering design team. The Company expects to continue to allocate significant resources to engineering and product development efforts.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 43.6% to $2,694,000 in the three months ended September 30, 1996 from $1,876,000 for the same period in 1995. Sales and marketing as a percentage of net sales were 23.5% and 20.1% for the three month periods ending September 30, 1996 and 1995, respectively. The increase in sales and marketing expenses was primarily attributable to increased expenditures related to continued promotion of Alladin and the introduction and subsequent promotion and sale of the Genie products, including expenditures for trade shows, advertising creation and placement, professional fees for marketing services and increases in the number of sales and marketing personnel.

         General and Administrative. General and administrative expenses increased 73.2% to $764,000 in the three months ended September 30, 1996 from $441,000 for the same period in 1995. General and administrative expenses as a percentage of net sales were 6.7% and 4.7% for the three month periods ending September 30, 1996 and 1995, respectively. Included in general and administrative expenses in the three months ended September 30, 1996 is approximately $122,000 relating to pre-move costs, rent and utilities for the Company's new facility in Mountain View, California. The Company is preparing to move into the new facility in October, 1996, and will be subject to rental expense on two facilities until November 15, 1996, at which time the Company's lease on the current Sunnyvale, California facility will terminate. The remaining change resulted from an increase in expenditures related to the overall growth of the Company's operations.

         Interest Income, Net. In the three months ended September 30, 1996, interest income, net was $763,000 as compared to $681,000 in the comparable period a year ago. The change is primarily due to the investment of cash proceeds received from the Company's follow-on public offering of common stock in July 1995.

         Income Tax Expense. The Company recorded a provision for income taxes of $358,000 and $679,000 for the three months ended September 30, 1996 and 1995, respectively, at effective rates of 37% and 35%, respectively. As of June 30, 1996, the Company's reported net operating loss carryforwards were approximately $122,000 for federal income tax purposes. The Company's general business credit carryforwards were estimated to be approximately $286,000 for federal income tax purposes. If not utilized, these carryforwards will expire in various amounts from 2006 through 2011. The Company's ability to utilize these carryforwards is subject to certain limitations due to an ownership change as defined by the provisions of Section 382 of the Internal Revenue Code of 1986.

Significant Fluctuations in Quarterly Operating Results

         The Company's quarterly operating results have in the past varied, and are expected to vary significantly in the future as a result of a number of factors, including the timing of significant orders from and shipments to customers, in particular Avid and Data Translation, the timing and market acceptance of new products or technological advances by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, changes in pricing policies by the Company and its competitors, the accuracy of resellers' forecasts of end user demand, the ability of the Company to obtain sufficient supplies of the major subassemblies used in its products from its subcontractors, the ability of the Company and its subcontractors to obtain sufficient supplies of sole or limited source components for the Company's products, and general economic conditions both domestically and internationally. The Company's expense levels are based, in part, on its expectations as to future revenue and, as a result, net income would be disproportionately affected by a reduction in net sales. The Company experiences significant fluctuations in orders and sales, due mainly to reduced customer purchasing activity during the summer months and the timing of major trade shows. The Company expects that its operating results will fluctuate in the future as a result of these and other factors, including changes in the rate of sales to

OEM customers, in particular Avid and Data Translation, and the Company's success in developing, introducing and shipping new products, in particular Genie and new products designed for the consumer market. Due to these factors and the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Liquidity and Capital Resources

         The Company has financed its operations through private placements of equity securities with aggregate net proceeds of approximately $6.9 million, long-term debt, short-term bank borrowings and cash generated from operations. In addition, the Company completed public offerings of common stock in November 1994 and July 1995 raising approximately $65.5 million, net of offering expenses.

         The Company's operating activities used cash of $590,000 in the three months ended September 30, 1996, and generated $1,110,000 for the same period in 1995. The cash used in operating activities during the three months ended September 30, 1996 was the result of net increases in the components of working capital, primarily accounts receivable, partially offset by net income as adjusted by the effects of depreciation and amortization.

         During the three months ended September 30, 1996, $1,659,000 was invested in property and equipment, compared to $323,000 in the three months ended September 30, 1995. The current year's additions are primarily related to leasehold improvements for the new Mountain View facility. See "Overview." The Company expects to invest between $2.5 million and $3.0 million during the first two quarters of fiscal 1997 in capital and leasehold improvements for the new Mountain View facility. In addition to leasehold improvements, the Company expects to continue to purchase property and equipment at an increased rate during fiscal 1997. Such investing will be financed from working capital.

         As of September 30, 1996, the Company had working capital of approximately $71.4 million, including $39.7 million in cash and cash equivalents and $15.3 million in marketable securities, and an additional $4.0 million in marketable securities with maturity dates between one and two years. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

            (a) Exhibits:

                10.19.1* OEM Agreement between Registrant and Data Translation, Incorporated
                10.19.2* Amendment to OEM Agreement between Registrant and Data Translation, Incorporated
                11.1      Statement of Computation of Net Income Per Share

            (b) Reports on Form 8-K.  No  reports  on Form 8-K were filed by the
                Company during the quarter ended September 30, 1996.

-----------------------

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PINNACLE SYSTEMS, INC.



Date:  October 21, 1996               By:     /s/Mark L. Sanders
                                           -------------------------------------
                                              Mark L. Sanders
                                              President, Chief Executive Officer
                                              and Director

Date:  October 21, 1996               By:     /s/Arthur D. Chadwick
                                           -------------------------------------
                                              Arthur D. Chadwick
                                              Vice President, Finance and
                                              Administration and
                                              Chief Financial Officer

INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
                                                                        NUMBERED
         EXHIBIT                                                            PAGE
--------------------------------------------------------------------------------

10.19.1     OEM Agreement between Registrant and Data Translation, Incorporated
10.19.2 Amendment to OEM Agreement between Registrant and Data Translation, Incorporated
11.1        Statement of computation of net income per share