Form 10-Q/A
period 1996-09-27
PINNACLE SYSTEMS INC
filed 1996-11-27
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


                                Amendment No. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996


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




                             280 N. Bernardo Avenue
                        Mountain View, California 94043
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (415) 526-1600
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


The number of shares of common stock outstanding as of September 30, 1996 was 7,481,808.

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

            (a) Exhibits:


                10.19.1*  OEM Agreement between Registrant and Data Translation,
                          Incorporated
                10.19.2*+ Amendment to OEM Agreement between Registrant and Data
                          Translation, Incorporated
                11.1+     Statement of Computation of Net Income Per Share


            (b) Reports on Form 8-K.  No  reports  on Form 8-K were filed by the
                Company during the quarter ended September 30, 1996.

-----------------------

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+        Previously filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PINNACLE SYSTEMS, INC.




Date:  November 27, 1996               By:     /s/Mark L. Sanders
                                           -------------------------------------
                                              Mark L. Sanders
                                              President, Chief Executive Officer
                                              and Director

Date:  November 27, 1996               By:     /s/Arthur D. Chadwick
                                           -------------------------------------
                                              Arthur D. Chadwick
                                              Vice President, Finance and
                                              Administration and
                                              Chief Financial Officer

INDEX TO EXHIBITS


                                                                    SEQUENTIALLY
                                                                        NUMBERED
         EXHIBIT                                                            PAGE
--------------------------------------------------------------------------------


10.19.1     OEM Agreement between Registrant and Data                         5
                Translation, Incorporated