Form 10-Q
period 1996-12-27
PINNACLE SYSTEMS INC
filed 1997-02-10
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 27,1996

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ------------

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        California                                      94-3003809
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


280 N. Bernardo Ave.
Mountain View, CA                                                         94043
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

                                  (415)526-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X  No
                                           ----    ----

The number of shares of common stock outstanding as of December 27, 1996 was 7,523,380.

                                      INDEX


PART I - FINANCIAL INFORMATION

          ITEM 1 - Condensed consolidated financial statements

                    Condensed consolidated balance sheets -
                       December 31, 1996 and June 30, 1996                    3

                    Condensed consolidated statements of operations -
                       three months and six months ended                      4
                       December 31, 1996 and 1995

                    Condensed consolidated statements of cash flows -
                       six months ended December 31, 1996 and 1995            5

                    Notes to condensed consolidated financial statements      6

          ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    8


PART II - OTHER INFORMATION

          ITEM 6 - Exhibits and Reports on Form 8-K                          12

                    Signatures                                               13


See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                               PINNACLE SYSTEMS, INC. AND SUBSIDARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)



                                                                                                     December 31,          June 30,
                                                                                                         1996                1996
                                                                                                      --------             --------

                                     Assets
Current assets:
      Cash and cash equivalents                                                                       $ 34,815             $ 27,846
      Marketable securities                                                                             24,106               29,315
      Accounts receivable, less allowance for doubtful
        accounts and returns of $1,286 and $840 as of
        December 31, 1996 and June 30, 1996,
        respectively                                                                                     6,131                7,526
      Inventories                                                                                        5,242                9,611
      Deferred taxes                                                                                      --                  2,091
      Prepaid expenses                                                                                     424                  311
                                                                                                      --------             --------
                   Total current assets                                                                 70,718               76,700


Property and equipment, net                                                                              4,400                2,204
Marketable securities                                                                                     --                  3,973
Deferred taxes                                                                                            --                  1,154
Other assets                                                                                               628                  530
                                                                                                      --------             --------
                                                                                                      $ 75,746             $ 84,561
                                                                                                      ========             ========

                            Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                                $  1,565             $  1,495
      Accrued expenses                                                                                   2,093                2,621
      Deferred revenue                                                                                     248                  247
                                                                                                      --------             --------
                   Total current liabilities                                                             3,906                4,363
                                                                                                      --------             --------

Commitments

Shareholders' equity:
      Common stock; authorized 15,000 shares; 7,523 and
        7,468 issued and outstanding as of December 31, and
        June 30, 1996, respectively                                                                     78,266               77,902
      Deferred compensation, net                                                                           (23)                 (34)
      Retained earnings (deficit)                                                                       (6,403)               2,330
                                                                                                      --------             --------
        Total shareholders' equity                                                                      71,840               80,198
                                                                                                      --------             --------
                                                                                                      $ 75,746             $ 84,561
                                                                                                      ========             ========

See accompanying notes to condensed consolidated financial statements.



                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED COLSOLIDATED STATEMENTS OF OPERATIONS
                                               (In thousands, except per share data)



                                                                                   Three                             Six
                                                                                Months Ended                     Months Ended
                                                                                 December 31,                    December 31,
                                                                           ------------------------        ------------------------
                                                                             1996            1995            1996            1995
                                                                           --------        --------        --------        --------
Net sales                                                                  $  5,345        $ 11,845        $ 16,787        $ 21,166
Cost of sales                                                                 7,328           6,139          13,324          10,950
                                                                           --------        --------        --------        --------

         Gross profit (loss)                                                 (1,983)          5,706           3,463          10,216
                                                                           --------        --------        --------        --------

Operating expenses:
         Engineering and product development                                  2,063           1,279           3,845           2,211
         Sales and marketing                                                  2,514           2,179           5,208           4,055
         General and administrative                                           1,426             609           2,190           1,050
                                                                           --------        --------        --------        --------

                  Total operating expenses                                    6,003           4,067          11,243           7,316
                                                                           --------        --------        --------        --------

                  Operating income (loss)                                    (7,986)          1,639          (7,780)          2,900

Interest income, net                                                            729             927           1,492           1,608
                                                                           --------        --------        --------        --------

                  Income (loss) before income taxes                          (7,257)          2,566          (6,288)          4,508

Income tax expense                                                           (2,087)           (834)         (2,445)         (1,513)
                                                                           --------        --------        --------        --------

         Net income (loss)                                                 $ (9,344)       $  1,732        $ (8,733)       $  2,995
                                                                           ========        ========        ========        ========

Net income (loss) per share                                                $  (1.25)       $   0.22        $  (1.17)       $   0.39
                                                                           ========        ========        ========        ========

Shares used to compute net income (loss) per share                            7,505           7,911           7,489           7,603
                                                                           ========        ========        ========        ========






See accompanying notes to condensed consolidated financial statements.


                                               PINNACLE SYSTEMS, INC. AND SUBSIDARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                           (In thousands)

                                                                                                       Six Months Ended December 31,
                                                                                                       -----------------------------
                                                                                                          1996               1995
                                                                                                        --------           --------
Cash flows from operating activities:
      Net income (loss)                                                                                 $ (8,733)          $  2,995
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                                                     671                269
           Increase of valuation allowance on deferred tax assets                                          3,245               --
           Tax benefit from exercise of common stock options                                                --                1,565
           Loss on disposal of property and equipment                                                        448               --
           Changes in operating assets and liabilities:
                Accounts receivable                                                                        1,395             (1,380)
                Inventories                                                                                4,369             (2,925)
                Accounts payable                                                                              70              1,827
                Accrued expenses                                                                            (528)               492
                Other                                                                                       (301)              (215)
                                                                                                        --------           --------

                      Net cash provided by operating activities                                              636              2,628
                                                                                                        --------           --------

Cash flows investing activities:
      Purchases of property and equipment                                                                 (3,213)              (670)
      Purchase of marketable securities                                                                  (14,726)           (28,274)
      Proceeds from maturity of marketable securities                                                     23,908              4,000
                                                                                                        --------           --------

                      Net cash provided by (used in) investing activities                                  5,969            (29,944)
                                                                                                        --------           --------

Cash flow from financing activities:
      Proceeds from issuance of common stock                                                                 364             44,268
                                                                                                        --------           --------

                      Net cash provided by financing activities                                              364             44,268
                                                                                                        --------           --------

Net increase in cash and cash equivalents                                                                  6,969             21,952
Cash and cash equivalents at beginning of period                                                          27,846             12,626
                                                                                                        --------           --------

Cash and cash equivalents at end of period                                                              $ 34,815           $ 34,578
                                                                                                        ========           ========

Supplemental disclosures of cash paid during the period:
      Interest                                                                                          $      9           $      6
                                                                                                        ========           ========

      Income taxes                                                                                      $    330           $     48
                                                                                                        ========           ========



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

The fair value of marketable securities is substantially equal to their carrying value as of December 31, 1996. All investments at December 31, 1996 were classified as held-to-maturity. Such investments mature through December 1997.

4.       Inventories

A summary of inventories follows:

                                                  December 31,       June 30,
                                                     1996             1996
                                                    ------           ------
     Raw materials                                  $3,089           $7,695
     Work in process                                 1,382              405
     Finished goods                                    771            1,511
                                                    ------           ------
                                                    $5,242           $9,611
                                                    ======           ======

Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


5.       Customers and Credit Concentrations

During the three and six months ended December 31, 1996, Avid Technology Inc. accounted for approximately 19.1% and 24.6%, respectively, of net sales, compared to 46.0% and 40.6% for the comparable periods ending December 31, 1995. No other customer accounted for more than 10% of sales.

Avid Technology Inc. accounted for approximately 12.3% and 36.7% of accounts receivable at December 31, 1996 and June 30, 1996, respectively. Media 100, Inc. (formerly Data Translation, Inc.) accounted for approximately 23.0% of accounts receivable at December 31, 1996.

6.       Related Parties

The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three months ended December 31, 1996 and 1995, the Company purchased materials totaling $834 and $4,635, respectively, from Bell pursuant to the Agreement. During the six months ended December 31, 1996 and 1995, the Company purchased materials totaling $2,921 and $7,984, respectively from Bell pursuant to the Agreement.

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Overview" and "Significant Fluctuations in Future Operating Results." These forward-looking statements include statements in the paragraphs below relating to "Net Sales," the last sentences of the paragraphs below relating to "Engineering and Product Development," "Sales and Marketing" and "Income Tax Expense," and the statements below in the fourth, sixth, seventh and tenth paragraphs under "Overview," among others.

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

         With the introduction of Alladin in June 1994, the Company began sales into the desktop video market. The Alladin product family provides real time digital video manipulation capabilities for the desktop video market. Since the introduction of Alladin, the Company's sales have been largely dependent on the success of the Alladin. Alladin sales represented approximately 44.6% and 71.0% of net sales for the three month periods ended December 31, 1996 and 1995, respectively. Sales of Alladin declined significantly during the three months ended December 31, 1996. This decline had a significant impact on the company's overall sales for the period, and resulted from a decline in sales through both the company's dealer channel and to OEM customers. See "Results of Operations--Net Sales."

         In June 1996, the Company commenced shipment of Genie, a new desktop video product family. The Company is critically dependent upon the successful market acceptance, manufacture, distribution and sale of Genie to increase revenue and profitability in the future. Sales of Genie products represented approximately 15.3% of net sales for the three months ended December 31, 1996. As is typical with any new product introduction, quality and reliability problems may arise and any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product. The success of Genie will also require the Company to manage the introduction in order to minimize disruption in customer's ordering patterns for Alladin. Sales of Genie will also be dependent on the successful integration of Genie by various original equipment manufacturers ("OEMs") into their non-linear editing products. Any delay in the Company's ability to manufacture and ship Genie, the failure of Genie to gain market acceptance, and the timing and success in which Genie is integrated into non-linear OEM systems could adversely affect the Company's business, operating results and financial condition, particularly on a quarterly basis.

         In June 1996, the Company acquired the Video Director product line from Gold Disk, Inc. VideoDirector is low-cost video software package sold primarily to home video enthusiasts. Pinnacle intends to develop a new family of products that combine a subset of its video manipulation technology with VideoDirector technology to enable home video enthusiasts to create professional-looking video content. The introduction of the first such follow-on product, VideoDirector Studio 200, was recently announced by the Company and initial commercial shipments are currently expected to commence during the quarter ending March 31, 1997.

          The sources of competition for home video market products are not yet well defined. The Company expects that existing computer software manufacturers and new market entrants will develop new products that may compete directly with the Video Director derivative products. Increased competition could result in lower prices, margins and market share than are currently anticipated in designing and developing these products. In addition, the Company expects to expend considerable resources to introduce and promote products in this home video market category. There can be no assurance that the Company will be able to compete successfully against current and future competitors in the home video markets, and to the extent the Company is not successful with the development, introduction and sale of products in this market segment, the Company's business, operating results and financial condition could be adversely affected.

         The Company has been highly dependent on sales of Alladin and Genie products through OEM's, in particular Avid Technology, Inc. ("Avid") and Media 100, Inc. ("Media 100"). Sales to Avid declined significantly from the year ago period, and accounted for approximately 19.1% and 46.0% of net sales during the three months ended December 31, 1996 and 1995, respectively. Though sales to Media 100 were nominal this quarter, the company has signed an OEM agreement with Media 100 and expects that sales to Media 100 will be an important source of revenues in future quarters.

          This concentration of net sales to a few OEM's subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter to quarter basis as a result of variations in the ordering patterns of the OEM customers. Variations in the timing of revenues can cause significant fluctuations in quarterly results of operations. The Company's results of operations have in the past and could in the future be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in Avid and Media 100 requirements. For example, sales to Avid have decreased sequentially for each of the last three quarters contributing to the overall decline in net sales for the Company during those same periods. Although there can be no assurance that this trend will not continue, the Company currently believes that sales to Avid in the quarter ending March 31, 1997 will increase as compared to sales to Avid in the quarter ended December 31, 1996. However, if the Company were to lose Avid or Media 100 as a customer, or if orders from these customers were to further decrease, the Company's business, operating results and financial condition would be materially adversely affected. See "Results of Operations-Net Sales."

         The Company currently has two product families designed to serve the traditional market: Prizm and FlashFile. Prizm provides real time digital video effects capabilities, compositing, 3D modeling and animation tools, and FlashFile provides sophisticated still store library management capabilities with optional titling, paint and video clips. The Company currently intends to develop and market follow-on products for the traditional video market during calendar 1997. The introduction of such products would have the same market acceptance, distribution and sales risks as described for the Genie family. The introduction of new traditional products could significantly slow or replace sales of Prizm and FlashFile. If this were to occur prior to shipment of any new products, the Company's business, operating results and financial condition would be materially adversely affected.

         The Company distributes and sells its products to end users through the combination of independent domestic and international dealers, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, distributors and OEMs are generally at a discount to the published list prices. Generally, products sold to OEMs are integrated into systems sold by the OEMs to their customers. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors. In the United States, the Company supports the sale of desktop products with independent sales representatives that earn commissions based on sales into their region.

         The Company incurred a significant loss for the quarter ended December 31, 1996, and currently expects to incur an operating loss in the quarter ending March 31, 1997. The Company anticipates that an increase in OEM desktop and Video Director product sales will likely lead to an overall increase in net sales for the March 31, 1997 quarter as compared to the quarter just ended. Operating expenses in total for the quarter ending March 31, 1997 are expected to remain relatively consistent with the December 31, 1997 quarter. However, operating expenses will most likely exceed total gross margins during the quarter ending March 31, 1997, resulting in an operating loss for the quarter.

Results of Operations

         Net Sales. The Company's net sales decreased by 54.9% to $5,345,000 in the three months ended December 31, 1996 from $11,845,000 during the comparable three months in the prior year. Net sales decreased by 20.7% to $16,787,000 in the six months ended December 31, 1996 from $21,166,000 in the six months ended December 31, 1995. The decrease in both periods was primarily attributable to a decline in sales across all product lines, the most significant of which was a decline in sales of desktop products to OEMs, in particular Avid. Sales of desktop products to OEM customers during the three and six month periods ended December 31, 1996 decreased approximately 77% and 30%, respectively, from the comparable periods in the prior year. See "Overview" above. Sales outside of North America were approximately 46.4% and 35.4% of net sales in the three months ended December 31, 1996 and 1995, respectively and 39.4% and 36.7% in the six months ended December 31, 1996 and 1995, respectively. The increase in sales outside of North America in both periods was primarily attributable to the decrease of sales to Avid's North American facility.

     As previously discussed, sales to the Company's largest customers, Avid and Media 100, declined from the first quarter of fiscal 1997 to the second quarter of fiscal 1997. The Company believes that much of this trend is the result of Avid and Media 100 having previously purchased enough product to satisfy their needs for the quarter ended December 31, 1996. The Company believes that sales to Avid and Media 100 will increase sequentially during the quarter ending March 31, 1997. To the extent that sales to these OEM customers do not increase sequentially, the Company's business, operating results and financial condition will be materially adversely effected.

         Cost of Sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping and warranty costs. During the quarter ending December 31, 1996, the Company incurred a significant charge to cost of sales totaling $4,021,000 relating primarily to inventory write downs in connection with the decline in sales during the quarter. Excluding the charge, gross profit as a percentage of net sales was 38.1% and 48.2% in the three months ended December 31, 1996 and 1995, respectively, and 44.6% compared to 48.3% in the six months ended December 31, 1996 and 1995, respectively. The decrease in gross profit percentage is due to a decreased manufacturing overhead absorption due to lower production volume and higher manufacturing overhead costs related to the new facility in Mountain View, California.

         Engineering and Product Development. Engineering and product development expenses increased 61.3% to $2,063,000 in the three months ended December 31, 1996 from $1,279,000 during the comparable three months in the prior year. The Company's engineering and product development expenses increased 73.9% to $3,845,000 in the six months ended December 31, 1996 from $2,211,000 during the comparable six months in the prior year. Engineering and product development expenses as a percentage of net sales were 38.6% and 10.8% during the three months ended December 31, 1996 and 1995, and 22.9% and 10.4% during the six months ended December 31, 1996 and 1995, respectively. The increases in each period resulted primarily from growth in the number of persons in the Company's engineering design team. The Company is preparing to introduce several new professional and consumer video products during calendar 1997 and the Company expects to continue to allocate significant resources to engineering and product development efforts.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 15.4% to $2,514,000 in the three months ended December 31, 1996 from $2,179,000 during the comparable three months in the prior year. The Company's sales and marketing expenses increased 28.4% to $5,208,000 in the six months ended December 31, 1996 from $4,055,000 during the comparable six months in the prior year. Sales and marketing as a percentage of net sales were 47.0% and 18.4% for the three month periods ending December 31, 1996 and 1995, and 31.0% and 19.2% for the six month periods ending December 31, 1996 and 1995, respectively. The increase in sales and marketing expenses was primarily attributable to increased expenditures related to continued promotion of Alladin and Genie products, including expenditures for trade shows, advertising creation and placement, professional fees for marketing services and increases in the number of sales and marketing personnel. The Company expects to allocate significant resources to sales and marketing, particularly during the March 31, 1997 and June 30, 1997 quarters, for the introduction of several new professional and consumer video products.

         General and Administrative. General and administrative expenses increased 134% to $1,426,000 in the three months ended December 31, 1996 from $609,000 during the comparable three months in the prior year. General and administrative expenditures increased 109% to $2,190,000 in the six months ended December 31, 1996 from $1,050,000 during the comparable six months in the prior year. As a percentage of net sales, general and administrative expenses were 26.7% and 5.1% during the three months ended December 31, 1996 and 1995 and
13.0% and 5.0% during the six months ended December 31, 1996 and 1995, respectively. Included in general and administrative expenses for the three months ended December 31, 1996 is approximately $700,000 relating to an increase in the allowance for doubtful accounts and the disposal of leasehold improvements, furniture and equipment, moving costs and rent overlap incurred as a result of the move to the Company's new facility.

         Interest Income (Expense), Net. In the three and six months ended December 31, 1996, interest income, net was $729,000 and $1,492,000, respectively, as compared to net interest income of $927,000 and $1,608,000 in the comparable periods a year ago. The decrease was due to a decline in cash and marketable securities as well as a decline in investment yields. All of the Company's cash and marketable securities have maturities of less than one year. Changes in the market interest rates will have an effect on interest income in future periods.

         Income Tax Expense. The Company recorded a provision for income taxes of $2,087,000 and $834,000 for the three months ended December 31, 1996 and 1995, respectively. Income tax expense was $2,445,000 and $1,513,000 for the six months ended December 31, 1996 and 1995, respectively. Included in income tax expense for the three months and six months ended December 31, 1996 is a charge of $3,245,000 resulting from the establishment of a valuation allowance against the Company's deferred tax asset. The Company does not anticipate any tax benefit or expense for the remaining two quarters in the fiscal year ending June 30, 1997.

Significant Fluctuations in Quarterly Operating Results

         The Company's quarterly operating results have in the past varied, and are expected to vary significantly in the future as a result of a number of factors, including the timing of significant orders from and shipments to customers, in particular Avid and Media 100, the timing and market acceptance of new products or technological advances by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, changes in pricing policies by the Company and its competitors, the accuracy of resellers' forecasts of end user demand, the ability of the Company to obtain sufficient supplies of the major subassemblies used in its products from its subcontractors, the ability of the Company and its subcontractors to obtain sufficient supplies of sole or limited source components for the Company's products, and general economic conditions both domestically and internationally. The Company's expense levels are based, in part, on its expectations as to future revenue and, as a result, net income would be disproportionately affected by a reduction in net sales. The Company experiences significant fluctuations in orders and sales, due mainly to reduced customer purchasing activity during the summer months and the timing of major trade shows. The Company expects that its operating results will fluctuate in the future as a result of these and other factors, including changes in the rate of sales to OEM customers, in particular Avid and Media 100, and the Company's success in developing, introducing and shipping new products, in particular Genie and new products designed for the consumer market. Due to these factors and the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

         The Company's operating activities generated cash of $636,000 in the six months ended December 31, 1996, compared to $2,628,000 for the same period in 1995. The cash generated by operating activities during the six months ended December 31, 1996 was the result of net decreases in the components of working capital, primarily accounts receivable and inventory, partially offset by the net loss of $8,733,000 as adjusted inventory write-downs of $4,021,000, an increase in the valuation allowance on deferred tax assets of $3,245,000, depreciation and amortization of $671,000, and a loss on disposal of property and equipment of $448,000. The Company expects operations to consume a modest amount of cash during the six months ending June 30, 1997 as a result of an anticipated operating loss and an increase in working capital.

         During the six months ended December 31, 1996, $3,213,000 was invested in property and equipment, compared to $670,000 in the six months ended December 31, 1995. The increase over the prior year is primarily related to leasehold improvements, furniture and equipment for the new Mountain View facility. See "Overview." The Company expects to continue to purchase property and equipment, however at a reduced rate following the completion of improvements to the Mountain View facility. Such investing will be financed from working capital.

         In January 1997, the Company's board of directors authorized a stock repurchase program pursuant to which the Company may purchase up to 750,000 shares of its common stock on the open market.

         As of December 31, 1996, the Company had working capital of approximately $66.8 million, including $34.8 million in cash and cash equivalents and $24.1 million in marketable securities. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

              On October 24, 1996, the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions. There were no broker non-votes with respect to items 1 and 3 below.

              1. To elect six directors to serve until the next Annual Meeting of Shareholders and until their successors are elected.

                                                                     VOTES
                  NOMINEE                              VOTES        WITHHELD
                  -------                              -----        --------
                  Mark L. Sanders                    5,867,402      14,738
                  Ajay Chopra                        5,867,402      14,738
                  John Lewis                         5,866,402      15,738
                  Nyal D. McMullin                   5,867,202      14,938
                  Glenn E. Penisten                  5,867,402      14,738
                  Charles J. Vaughan                 5,867,402      14,738

              2.  To approve the  adoption of 1996 Stock  Option Plan to reserve
                  370,000 shares for grant thereunder.

                  FOR:  4,842,084     AGAINST:  926,302         ABSTAIN:  102,635       BROKER NON-VOTES:  11,119

              3. To confirm the appointment of KPMG Peat Marwick, LLP as independent auditors of the Company for the fiscal period ending June 30, 1997.

                  FOR:  5,875,939       AGAINST:  4,985          ABSTAIN:  4,762

Item 6.      Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  10.20 Industrial Lease Agreement, dated November 19, 1996 between Registrant and CNC Grand Union Limited
                  11.1        Statement of  Computation of Net Income (Loss) Per
                              Share
                  27.1        Financial Data Schedule

            (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PINNACLE SYSTEMS, INC.



Date:  February 10, 1997       By:          /s/Mark L. Sanders
                                       -----------------------
                                            Mark L. Sanders
                                            President, Chief Executive Officer
                                               and Director

Date:  February 10, 1997       By:          /s/Arthur D. Chadwick
                                       --------------------------
                                            Arthur D. Chadwick
                                            Vice President, Finance and
                                               Administration and
                                               Chief Financial Officer