Form 10-Q
period 1997-03-28
PINNACLE SYSTEMS INC
filed 1997-05-12
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-24784


                            PINNACLE SYSTEMS, INC.
                            ----------------------
             (Exact name of Registrant as specified in its charter)

          California                                          94-3003809
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



          280 N. Bernardo Ave.
         Mountain View, California                              94043
----------------------------------------                     -----------
(Address of principal executive offices)                     (Zip Code)

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

The number of shares of common stock outstanding as of March 28, 1997 was 7,234,819.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1 - Condensed consolidated financial statements

                    Condensed consolidated balance sheets -
                       March 31, 1997 and June 30, 1996                        3

                    Condensed consolidated statements of operations -
                       three months and nine months ended
                       March 31, 1997 and 1996                                 4

                    Condensed consolidated statements of cash flows -
                       nine months ended March 31, 1997 and 1996               5

                    Notes to condensed consolidated financial statements       6

          ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                     8


PART II - OTHER INFORMATION

          ITEM 6 - Exhibits and Reports on Form 8-K                           12

                    Signatures                                                13

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                    PINNACLE SYSTEMS, INC. AND SUBSIDIIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                           March 31,    June 30,
                                                              1997        1996
                                                            -------     -------

                                 Assets

Current assets:
      Cash and cash equivalents                             $36,299     $27,846
      Marketable securities                                  19,286      29,315
      Accounts receivable, less allowance for doubtful
         accounts and returns of $1,526 and $840 as of
         March 31, 1997 and June 30, 1996, respectively       6,212       7,526
      Inventories                                             4,503       9,611
      Deferred taxes                                             --       2,091
      Prepaid expenses                                          359         311
                                                            -------     -------
                  Total current assets                       66,659      76,700


Property and equipment, net                                   4,388       2,204
Marketable securities                                            --       3,973
Deferred taxes                                                   --       1,154
Other assets                                                    617         530
                                                            -------     -------
                                                            $71,664     $84,561
                                                            =======     =======

                  Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                       $1,978     $ 1,495
      Accrued expenses                                        2,462       2,621
      Deferred revenue                                          250         247
                                                            -------     -------
                  Total current liabilities                   4,690       4,363
                                                            -------     -------

Commitments

Shareholders' equity:
      Common stock; authorized 15,000 shares; 7,235 and
         7,468 issued and outstanding as of March 31, 1997,
         and June 30, 1996, respectively                     74,715      77,902
      Deferred compensation, net                                (19)        (34)
      Retained earnings (deficit)                            (7,722)      2,330
                                                            -------    --------
                  Total shareholders' equity                 66,974      80,198
                                                            -------    --------
                                                            $71,664    $ 84,561
                                                            =======    ========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                             Three                  Nine
                                                          Months Ended           Months Ended
                                                         March 31, 1997         March 31, 1997
                                                     -------------------    --------------------
                                                      1997        1996        1997        1996
                                                     -------     -------    --------     -------

Net sales                                            $ 8,265     $12,766    $ 25,052     $33,932
Cost of sales                                          4,709       6,574      18,033      17,524
                                                     -------     -------    --------     -------

            Gross profit                               3,556       6,192       7,019      16,408
                                                     -------     -------    --------     -------

Operating expenses:
   Engineering and product development                 1,894       1,396       5,739       3,607
   Sales and marketing                                 3,077       2,369       8,285       6,424
   General and administrative                            623         607       2,813       1,657
                                                     -------     -------    --------     -------

            Total operating expenses                   5,594       4,372      16,837      11,688
                                                     -------     -------    --------     -------

            Operating income (loss)                   (2,038)      1,820      (9,818)      4,720

Interest income, net                                     719         879       2,211       2,487
                                                     -------     -------    --------     -------

            Income (loss) before income taxes         (1,319)      2,699      (7,607)      7,207

Income tax expense                                         --        877       2,445       2,390
                                                     --------    -------    --------     -------

             Net income (loss)                       $(1,319)    $ 1,822    $(10,052)    $ 4,817
                                                     =======     =======    ========     =======

Net income (loss) per share                          $  (.18)    $   .23    $  (1.35)    $   .62
                                                     =======     =======    ========     =======

Shares used to compute net income (loss) per share     7,353       7,894       7,444       7,725
                                                     =======     =======    ========     =======

See accompanying notes to condensed sonsolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Nine Months Ended March 31,
                                                                     ---------------------------
                                                                          1997        1996
                                                                          ----        ----

Cash flows from operating activities:
  Net income (loss)                                                    $(10,052)   $  4,817
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                         1,080         474
    Increase of valuation allowance on deferred tax assets                3,245        --
    Tax benefit from exercise of common stock options                      --         2,041
    Loss on disposal of property and equipment                              448        --
    Changes in operating assets and liabilities:
       Accounts receivable                                                1,314      (2,182)
       Inventories                                                        5,108      (5,383)
       Accounts payable                                                     483       1,411
       Accrued expenses                                                    (159)        865
       Other                                                               (267)       (344)
                                                                       --------    --------

          Net cash provided by operating activities                       1,200       1,699
                                                                       --------    --------

Cash flows investing activities:
  Purchases of property and equipment                                    (3,562)     (1,322)
  Purchase of marketable securities                                     (14,906)    (33,360)
  Proceeds from maturity of marketable securities                        28,908       7,000
                                                                       --------    --------

          Net cash provided by (used in) investing activities            10,440     (27,682)
                                                                       --------    --------

Cash flow from financing activities:
   Purchase of common stock                                              (3,627)        --
   Proceeds from issuance of common stock                                   440      44,443
                                                                       --------    --------

           Net cash provided by (used in) financing activities           (3,187)     44,443
                                                                       --------    --------

Net increase in cash and cash equivalents                                 8,453      18,460
Cash and cash equivalents at beginning of period                         27,846      12,626
                                                                       --------    --------

Cash and cash equivalents at end of period                             $ 36,299    $ 31,086
                                                                       ========    ========

Supplemental disclosures of cash paid during the period for:
      Interest                                                         $     10    $      8
                                                                       ========    ========

      Income taxes                                                     $    445    $     87
                                                                       ========    ========


See accompanying notes to condensed sonsolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)

1.       General

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 1996 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 17, 1996. Results of operations for interim periods are not necessarily indicative of results for the full year.

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company has not yet determined the impact of adopting SFAS No. 128.

3.       Financial Instruments

Debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Presently, the Company classifies all debt securities as held-to-maturity and carries them at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income."

The fair value of marketable securities is substantially equal to their carrying value as of March 31, 1997. All investments at March 31, 1997 were classified as held-to-maturity. Such investments mature through December 1997.

4.       Inventories

A summary of inventories follows:

                                               March 31,              June 30,
                                                 1997                   1996
                                               -------                --------
Raw materials                                  $2,966                 $ 7,695
Work in process                                   912                     405
Finished goods                                    625                   1,511
                                               ------                 -------
                                               $4,503                 $ 9,611
                                               ======                 =======

Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.

5.       Customers and Credit Concentrations

During the three and nine months ended March 31, 1997, Avid Technology Inc. accounted for approximately 30.5% and 26.6%, respectively, of net sales, compared to 46.4% and 42.8% for the comparable periods ending March 31, 1996. No other customer accounted for more than 10% of sales.

Avid Technology Inc. accounted for approximately 35.1% and 36.7% of accounts receivable at March 31, 1997 and June 30, 1996, respectively.

6.       Related Parties

The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three months ended March 31, 1997 and 1996, the Company purchased materials totaling $392 and $5,643, respectively, from Bell pursuant to the Agreement. During the nine months ended March 31, 1997 and 1996, the Company purchased materials totaling $3,313 and $13,627, respectively from Bell pursuant to the Agreement.

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Overview" and "Significant Fluctuations in Future Operating Results." These forward-looking statements include the last sentences of the paragraphs below relating to "Engineering and Product Development," "Sales and Marketing" and "Income Tax Expense," and the statements below in the last sentence in the second paragraph, the last sentence in the third paragraph, the last sentence in the sixth paragraph, the fifth sentence in the seventh paragraph, the fifth and last sentences in the eighth paragraph, the sixth and seventh sentences in the ninth paragraph, and all of the eleventh paragraph under "Overview," among others.

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

         With the introduction of Alladin in June 1994, the Company began sales into the desktop video market. The Alladin product family provides real time digital video manipulation capabilities for the desktop video market. Since the introduction of Alladin, the Company's sales have been largely dependent on the success of the Alladin. Alladin sales represented approximately 45.7% and 74.2% of net sales for the three month periods ended March 31, 1997 and 1996, respectively. Alladin sales represented approximately 46.6% and 72.1% of net sales for the nine month periods ended March 31, 1997 and 1996, respectively. Since the introduction of Alladin, the company has expanded the desktop product line to include other desktop products, and expanded the company's traditional and consumer product lines. As a result of new products introductions, and the transition of Original Equipment Manufacturers (OEMs) from Alladin to newer desktop products, sales of Alladin are expected to decline as a percentage of total company sales.

         In June 1996, the Company commenced shipment of Genie, the second desktop video family product. The Company is highly dependent upon the successful market acceptance, distribution and sale of Genie to increase revenue and profitability in the future. Sales of Genie products represented approximately 11.0% and 17.6% of net sales for the three and nine months ended March 31, 1997, respectively. Sales of Genie will be dependent on the successful integration of Genie by various OEMs into their non-linear editing products. The timing and success in which Genie is integrated into non-linear OEM systems could adversely affect the Company's business, operating results and financial condition, particularly on a quarterly basis. In particular, the integration of Genie into several OEMs has been slower than anticipated and has led to a sales and profitability level below expectations. The Company believes that sales of Genie to OEMs will increase beginning in the quarter ending June 30, 1997.

         In June 1996, the Company acquired the Video Director product line from Gold Disk, Inc. VideoDirector is low-cost video software package sold primarily to home video enthusiasts. Pinnacle intends to develop a new family of consumer products that combine a subset of its video manipulation technology with VideoDirector technology to enable home video enthusiasts to create professional-looking video content. The Company commenced shipment of the first such follow-on product, VideoDirector Studio 200, in February 1997. The Company is highly dependent upon the successful market acceptance, distribution and sale of this product to increase revenue and profitability in the future. Sales of VideoDirector family products represented approximately 19.2% and 11.7% of net sales for the three and nine months ended March 31, 1997. As is typical with any new product introduction, quality and reliability problems may arise and any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product. Any delay in the Company's ability to manufacture and ship VideoDirector Studio 200 and the failure of VideoDirector Studio 200 to gain market acceptance could adversely affect the Company's business, operating results and financial condition, particularly on a quarterly basis.

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

         The Company has been highly dependent on sales of Alladin and Genie products through OEM's, in particular Avid Technology, Inc. ("Avid") and Media 100, Inc. ("Media 100"). Sales to Avid declined significantly from the year ago period, and accounted for approximately 30.5% and 46.4% of net sales during the three months ended March 31, 1997 and 1996, respectively. Though sales to Media 100 were nominal this quarter, the company has signed an OEM agreement with Media 100 and expects that sales to Media 100 will be an important source of revenues in future quarters.

         This concentration of net sales to a few OEM's subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter to quarter basis as a result of variations in the ordering patterns of the OEM customers. Variations in the timing of revenues can cause significant fluctuations in quarterly results of operations. The Company's results of operations have in the past and could in the future be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in Avid and Media 100 requirements. For example, although sales to Avid have increased sequentially for the quarter ended March 31, 1997, sales to Avid decreased sequentially for the quarters ended June 30, September 30, and December 31, 1996 contributing to the overall decline in net sales for the Company during those same periods. Although there can be no assurance, the Company currently believes that sales to Avid in the quarter ending June 30, 1997 will increase as compared to sales to Avid in the quarter ended March 31, 1997. However, if the Company were to lose Avid or Media 100 as a customer, or if orders from these customers were to decrease, the Company's business, operating results and financial condition would be materially adversely affected. See "Results of Operations-Net Sales."

         In April 1997, the Company announced DVExtreme and Lightning, two new Windows NT based products designed to serve the traditional video market. DVEtreme is a Windows-NT based real time 3D digital video effects system, which will allow users to produce unique real time video effects using Pinnacle's new ParticalFX and Painterly FX effects technology. It uses three video manipulation channels, each with full linear key, and ten-bit digital video processing. Lightning is a Windows-NT based image management system for broadcast and post-production applications, with built-in, real-time 3D digital effects. The Company currently expects to initiate production shipment of both products during the quarter ending June 30, 1997. The same market acceptance, distribution and sales risks as described for the VideoDirector family also apply to the introduction of DVExtreme and Lightning. The Company currently has two products designed to serve the same market: Prizm and FlashFile. The introduction of the DVExtreme and Ligntning is expected to slow or replace sales of Prizm and FlashFile.

         In April 1997, the Company purchased the Deko product line and technology, including the TypeDeko product from Digital Graphix. TypeDeko is a Windows NT-based character generator used for on-air broadcast and post-production applications. TypeDeko, in conjunction with DVExtreme and Lightning furthers Pinnacle's strategy of offering an interconnected family of Windows NT-based video production systems. In addition, the Company hired 27 employees from Digital Graphix to help support the ongoing development, marketing and sales of the Deko product line. The Company paid $5,170,000 in cash and assumed liabilities of approximately $1,000,000 to consummate the purchase. The Company expects that between $4,000,000 and $5,000,000 of the purchase price will be recorded as in-process research and development charge during the quarter ending June 30, 1997. The Company also expects to incur expense of between $300,000 and $400,000 related to the integration of the Deko product line. Such charges and expenses will adversely impact the Company's results of operations during the quarter.

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

         The Company anticipates that an increase in OEM Genie sales, the addition of Deko sales, initial sales of DVEtreme and Lightning, and an increase in Video Director sales, partially offset by a decrease in older product lines, will lead to an overall increase in net sales for the quarter ending June 30, 1997 as compared to the quarter which ended March 31, 1997. The Company also anticipates that operating expenses in the quarter ending June 30, 1997 will increase over the prior quarter due to the addition of Deko related engineering, marketing and sales expenses, as well as increased marketing and sales costs associated with the introduction of DVEtreme and Lightning. The Company incurred an operating loss during the quarter ended March 31, 1997 which was significantly less than the loss incurred in the quarter ended December 31, 1996. Though the Company considers this to be a favorable trend, the Company considers it likely that excluding the in-process research and development charge an operating loss will also be incurred in the quarter ending June 30, 1997.

Results of Operations

         Net Sales. The Company's net sales decreased by 35.3% to $8,265,000 in the three months March 31, 1997 from $12,766,000 during the comparable three months in the prior year. Net sales decreased by 26.2% to $25,052,000 in the nine months ended March 31, 1997 from $33,932,000 in the nine months ended March 31, 1996. The decrease in both periods was attributable to a decline in sales across all traditional video and desktop products, the most significant of which was a decline in sales of desktop products to OEMs, in particular Avid. This decrease was partially offset by sales of the Company's consumer products which were approximately $1,600,000 and $2,900,000 during the three and nine months ended March 31, 1997. There were no consumer product sales during the three or nine months ended March 31, 1996. Sales outside of North America were approximately 32.8% and 40.0% of net sales in the three months ended March 31, 1997 and 1996, respectively and 37.2% and 37.9% in the nine months ended March 31, 1997 and 1996, respectively.

         Cost of Sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping and warranty costs. Gross profit as a percentage of net sales was 43.0% and 48.5% in the three months ended March 31, 1997 and 1996, respectively, and 28.0% and 48.4 % in the nine months ended March 31, 1997 and 1996, respectively. The decrease in gross profit percentage for the three month comparable periods is primarily the result of decreased manufacturing overhead absorption due to lower production volume and higher manufacturing overhead costs related to the new facility in Mountain View, California. The decrease in gross profit percentage for the nine month comparable periods is due primarily to an a significant charge to cost of sales totaling $4,021,000 relating primarily to inventory write downs in connection with the decline in sales during the quarter ended December 31, 1996.

         Engineering and Product Development. Engineering and product development expenses increased 35.7% to $1,894,000 in the three months ended March 31, 1997 from $1,396,000 during the comparable three months in the prior year. The Company's engineering and product development expenses increased 59.1% to $5,739,000 in the nine months ended March 31, 1997 from $3,607,000 during the comparable nine months in the prior year. The increases in each period were primarily attributable to increased expenditures in connection with the continued expansion of the Company's engineering design teams and product development costs for DVExtreme, Lightning and VideoDirector Studio 200. Engineering and product development expenses as a percentage of net sales were 22.9% and 10.9% during the three months ended March 31, 1997 and 1996, and 22.9% and 10.6% during the nine months ended March 31, 1997 and 1996, respectively. The Company expects to continue to allocate significant resources to engineering and product development efforts, including the Deko engineering team located in Paramus, New Jersey.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 29.9% to $3,077,000 in the three months ended March 31, 1997 from $2,369,000 during the comparable three months in the prior year. The Company's sales and marketing expenses increased 29.1% to $8,285,000 in the nine months ended March 31, 1997 from $6,424,000 during the comparable nine months in the prior year. Sales and marketing as a percentage of net sales were 37.2% and 18.6% for the three month periods ending March 31, 1997 and 1996, and 33.1% and 18.9% for the nine month periods ending March 31, 1997 and 1996, respectively. The increase in sales and marketing expenses was primarily attributable to promotional costs for the introduction of several new professional and consumer video products. The Company expects to continue to allocate significant resources to sales and marketing, particularly during the quarter ending June 30, 1997 for two significant international trade shows and the costs associated with the newly acquired Deko product line.

         General and Administrative. General and administrative expenses increased a 2.6% to $623,000 in the three months ended March 31, 1997 from $607,000 during the comparable three months in the prior year. General and administrative expenditures increased 69.8% to $2,813,000 in the nine months ended March 31, 1997 from $1,657,000 during the comparable nine months in the prior year. As a percentage of net sales, general and administrative expenses were 7.5% and 4.8% during the three months ended March 31, 1997 and 1996 and 11.2% and 4.9% during the nine months ended March 31, 1997 and 1996, respectively. Included in general and administrative expenses for the nine months ended March 31, 1997 is approximately $500,000 relating to the disposal of leasehold improvements and other capital equipment, moving costs and rent overlap incurred as a result of the move to the Company's new facility in Mountain View, California.

         Interest Income, Net. Interest income was $719,000 and $879,000 for the three months ended March 31, 1997 and 1996, respectively. Interest income was $2,211,000 and $2,487,000 for the nine months ended March 31, 1997 and 1996, respectively. The decrease was due to a decline in cash and marketable securities as well as a decline in investment yields. All of the Company's cash and marketable securities have maturities of less than one year. Changes in the market interest rates will have an effect on interest income in future periods, as well as the decrease in cash resulting from the Deko purchase.

         Income Tax Expense. The Company recorded no provision for income taxes for the three months ended March 31, 1997 compared to income tax expense of $877,000 during the same period in 1996. Income tax expense was $2,445,000 and $2,390,000 for the nine months ended March 31, 1997 and 1996, respectively. Included in income tax expense for the nine months ended March 31, 1997 is a charge of $3,245,000 resulting from the establishment of a valuation allowance against the Company's deferred tax asset. The Company does not anticipate any tax benefit or expense for the quarter ending June 30, 1997.

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

The Company experiences significant fluctuations in orders and sales, due mainly to reduced customer purchasing activity during the summer months and the timing of major trade shows, in particular, the convention of the National Association of Broadcasters (NAB) in April 1997. The Company expects that its operating results will fluctuate in the future as a result of these and other factors, including changes in the rate of sales to OEM customers, in particular Avid and Media 100, and the Company's success in developing, introducing and shipping new products, in particular DVExtreme, Lightning, Deko and Video Director Studio
200. In April 1997 the Company purchased assets and technology related to the Deko product line and expects to record an in-process research and development charge of between $4,000,000 and $5,000,000 during the quarter ending June 30, 1997. Due to these factors and the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Liquidity and Capital Resources

         The Company completed its initial and follow-on public offerings in November 1994 and July 1995 raising approximately $65.5 million, net of offering expenses.

         The Company's operating activities generated cash of $1,200,000 in the nine months ended March 31, 1997, compared to $1,699,000 for the same period in 1996. The cash generated by operating activities during the nine months ended March 31, 1997 was the result of net decreases in the components of working capital, primarily accounts receivable and inventory, partially offset by the net loss of $10,052,000 as adjusted by an increase in the valuation allowance on deferred tax assets of $3,245,000, depreciation and amortization of $1,080,000, and a loss on disposal of property and equipment of $448,000. The Company expects operations to consume a modest amount of cash during the three months ending June 30, 1997 as a result of an anticipated increase in working capital and costs associated with the Deko product line acquisition. See "Overview".

         During the nine months ended March 31, 1997, $3,562,000 was invested in property and equipment, compared to $1,322,000 in the nine months ended March 31, 1996. The increase over the prior year is primarily related to leasehold improvements, furniture and equipment for the new Mountain View facility. The Company expects to continue to purchase property and equipment, however at a reduced rate following the completion of improvements to the Mountain View facility. Such investing will be financed from working capital.

         In January 1997, the Company's board of directors authorized a stock repurchase program pursuant to which the Company may purchase up to 750,000 shares of its common stock on the open market. Through March 31, 1997, the Company had repurchased and retired approximately 317,000 shares of its common stock in the open market at an average purchase price of $11.43 during the quarter for a total cost of $3,627,000.

         In April 1997, the Company purchased the Deko product line and technology, including the TypeDeko product from Digital Graphix. The Company paid $5,170,000 in cash and assumed liabilities of approximately $1,000,000 to consummate the transaction. See "Overview."

         As of March 31, 1997, the Company had working capital of approximately $62.0 million, including $36.3 million in cash and cash equivalents and $19.3 million in marketable securities. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.


PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

              On April 10, 1997, the Company held a Special Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions. There were no broker non-votes with respect to this matter.

              1. To approve an amendment to the 1994 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares.

                  FOR:  5,515,863      AGAINST:  936,779        ABSTAIN:  6,095

Item 6.      Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  11.1   Statement of Computation of Net Income (Loss) Per Share
                  27.1   Financial Data Schedule

            (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PINNACLE SYSTEMS, INC.



Date: May 12, 1997           By:  /s/Mark L. Sanders
                                ------------------------------------------------
                                 Mark L. Sanders
                                 President, Chief Executive Officer and Director

Date: May 12, 1997           By:  /s/Arthur D. Chadwick
                                ------------------------------------------------
                                 Arthur D. Chadwick
                                 Vice President, Finance and Administration and Chief Financial Officer