Form 10-K
period 1997-06-30
PINNACLE SYSTEMS INC
filed 1997-08-29
CIK 774695

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
         _______________.

Commission file number: 0-24784

                             PINNACLE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               California                              94-3003809
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

 280 North Bernardo, Mountain View, CA                    94043
(Address of principal executive office)                 (zip code)

       Registrant's telephone number, including area code: (415) 526-1600

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
        Title of each class                           on which registered
        -------------------                           -------------------
              None                                           None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                 Preferred Share Purchase Rights, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X         No
                                     -----           -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 22, 1997 as reported on the Nasdaq National Market System, was approximately $ 154,096,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 22, 1997, registrant had outstanding 7,344,958 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held October 28, 1997. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I

                Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the risks associated with the acquisition of products and technology; the risk associated with a concentration of sales to significant customers; significant fluctuations in the Company's quarterly operating results; risks associated with developing and selling products into the Consumer market; risks associated with development and introduction of new products; the Company's highly competitive industry, rapid technological change and competition within the Company's industry; the Company's dependence on retention and attraction of key employees; the risks associated with contract manufacturers and single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; the absence of a direct sales force; the risks associated with international sales; the risks associated with future acquisitions; general economic and business conditions; and other factors referenced in this Report.

         Pinnacle Systems is a registered trademark of Pinnacle Systems, Inc. ("Pinnacle" or the "Company"), and Pinnacle believes that all of its product names, other than Alladin, are trademarks of Pinnacle Systems, Inc. This Report also includes trademarks of companies other than Pinnacle Systems, Inc.

ITEM 1.  BUSINESS

         Pinnacle Systems, Inc. designs, manufactures, markets and supports video post-production tools for high quality real time video processing. The Company's products combine computer based and specialized video processing technologies which perform a variety of video post production functions such as the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. The Company has sold over 10,000 post-production systems since the company's inception in 1986 to customers in more than 60 countries. In 1994 the Company introduced Alladin, its first PC-based product that connected directly to an external computer and offered real-time video manipulation and special effects capabilities with performance comparable to traditional video products but at a substantially lower price. The Company has since introduced additional video products which address needs in the Broadcast, Desktop and Consumer video post production markets.

         To further Pinnacle's strategy of providing an expanded line of easy to use computer based video production products, in July 1997, the Company signed a letter of intent to acquire the miro Digital Video Products from miro Computer Products AG. In the anticipated acquisition, the Company will acquire the assets of the miro Digital Video Products group, including the miroVIDEO and miroMOTION product lines, certain technology and other assets. The Company expects to pay approximately $15 million in cash, $5 million in common stock, assume liabilities of between $2 million and $3 million, and incur approximately $2 million in costs associated with executing the transaction and integrating the businesses. The Company anticipates that a significant portion of the purchase price will be charged as in-process research and development and other non-recurring costs in the quarter ending September 30, 1997. The agreement also includes an earnout provision in which miro Computer Products AG will receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition as long as operating profits related to such sales exceed 3% of sales, increasing to 85% of sales for those sales which exceed $59 million during the same twelve month period. Any earnout payments will be paid in common stock of the Company.


Industry Background

         The video production industry has historically created program material for commercial broadcast and television advertising. Producers of commercial program material and advertising have traditionally used video editing suites equipped with expensive, dedicated video production equipment to produce high quality video programming. A large and established market exists for video equipment used in traditional video editing suites. Expanding channels of distribution, including cable television, direct satellite broadcast, the Internet, CD-ROM , DVD (Digital Versatile Disk), and video-on demand, have led to a rapid increase in demand for video content for existing and new applications. New applications for video content include multimedia entertainment, video games, music videos, special event videos, education and training and corporate communications. These new applications cannot, in general, support the high cost and complexity of video production associated with traditional editing suites. Computer based video products, which combine the technology of personal computers with specialized video processing hardware and software, have reached a point where they can provide quality video output comparable to that of traditional video editing suites at significantly lower cost.

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

         Video Editing Suites

         To implement high quality post-production video effects, producers of commercial broadcast and television advertising have traditionally used multiple pieces of dedicated equipment, linked together with a complex interconnection, routing and control system to form a video "editing suite." Typical editing suites incorporate switchers, digital video effects systems ("DVEs), still image management systems ("Still Stores"), character generators, electronic paint and compositing systems and 3D modeling and animation tools, typically provided by multiple manufacturers and used to implement a single effect or group of related effects. Traditional editing suites allow video professionals to produce a high quality finished product in real time, whereby the operator can touch a button or move a joystick or mouse and see the desired effect instantaneously. Real time interactivity, which allows the video producer spontaneously and interactively to try many different video manipulations and fine tune the resulting video content, is a critical requirement in the video post-production process.

         Because of the complexity and large number of components required, traditional video editing suites are expensive, ranging in cost from $100,000 to several million dollars for a fully equipped suite. Furthermore, each component within the suite often has its own user interface and therefore its own user training equipment. A video professional has therefore required significant training to become proficient in the operation of equipment in a traditional editing suite. Because traditional editing suites are expensive and complex, they are usually operated as time-shared resources. Producers typically rent a video editing suite together with highly trained operators for between $100 to $1,000 per hour. The high cost of traditional editing suites makes them unsuitable for video applications where high development costs cannot be supported.

         Computer based video post-production

         Video post-production tools based on standard computer platforms have become a real alternative to traditional video editing. Such tools are based on a combination of personal computers, graphical user interfaces, video input/output and specialized processing hardware and software. These tools are designed to be much lower cost than traditional tools since they can take advantage of the ongoing cost improvements in computer and video processing technology. In addition, they are often easier to use since they can utilize common computer user interfaces, and can be dedicated to an individual user rather than time-shared between multiple projects.

         Computer based video post-production tools are well-suited for many new video applications, including multi-media entertainment, video games, music videos, special event videos, education and training and corporate communications as well as the traditional applications such as broadcast and on-air applications. The low-cost of desktop video tools allows video programs to be developed more efficiently and inexpensively. The lower cost and increased ease of use of desktop video tools makes it easy for a large number of creative individuals, previously untrained in video production, to produce professional quality video programming.

         Historically, the inability of computer based video post-production tools to implement, in real time, the same sophisticated high quality video effects as are available in traditional editing suites limited their use. To produce special effects and compositing, computer based tools have historically relied upon software to render the desired effect. The initial creation and each subsequent alteration of complex video manipulations could require many hours of software rendering time. Video rendering time has continued to improve as computer processing power has improved, but complex video manipulations can still not be performed on standard computer platforms in real time without specialized video processing technology.

Company Strategy

         Pinnacle has developed video processing technologies and products which allow complex video manipulation in real time. Those technologies includes real time digital video processing, real time software algorithms, video input/output and advanced video manipulation user interfaces. Used in conjunction with standard computer platforms these technologies provide high quality, cost effective, computer based solutions for the video post production markets. As a result, Pinnacle has become a leading supplier of real time computer based video manipulation technology for video post production markets.

         Pinnacle's strategy is to leverage its leading market and technological position to continue to provide innovative, real time, computer based solutions for three video post production markets which the Company characterizes as the Broadcast market, the Desktop video market, and the Consumer video market.

         The Broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video, and specialized filtering and interpolation. To address this market the Company is pursuing a strategy of providing high performance, specialized, Windows NT based, computer solutions for high end post production and broadcast on-air applications.

         The Desktop market is generally more cost conscious, demands products that work in an open architecture computer environment but that still provide high quality real time video processing capabilities. For this market, the company expects to continue to pursue a strategy of providing real time video manipulation technology to support both linear, or tape based, and non-linear, or computer based, editing environments. In addition, the Company plans to expand the scope of its products in this market to encompass certain COmpression/DECompression (CODEC) technology required to control and transfer video into and out of the computer. By combining the Company's real time video processing technology with CODEC technology, the Company intends to provide a complete video processing platform which can work with software from companies specializing in video editing applications. The Company expects to commence shipment of its first video processing platform product during fiscal 1998

         The Consumer market requires a much lower price point and puts more emphasis on ease of use and installation. The Company's strategy for this market is to provide low cost, easy to use, complete video editing solutions which allows consumers to edit their home videos using a combination of their home PC, camcorder and VCR.

         To effectively pursue these market strategies, the Company intends to expand its core technologies, leverage its product design resources, drive down the cost of real time manipulation technology, and expand its product lines, as follows:

         Expand Core Technologies: The Company has continued to expanded its core software and hardware technologies since the Company's inception, and the Company expects to continue to expand this technological base through both internal development and through acquisitions. During fiscal 1997, the Company completed the internal development of certain technology which allows 10-bit real time video manipulation processing on multiple channels of live video. In addition, the Company acquired certain technologies. In June 1996, the Company acquired the Video Director product line from Gold Disk, Inc. which added consumer oriented software editing capabilities, and camcorder and VCR control to the Company's core technology base. In April 1997 the Company acquired the Deko character generation technology from Digital Graphix, which allows real time generation of video characters and graphics for the broadcast and on-air applications.

         Leverage Product Designs: The Company considers it important to leverage design resources within the company to maximize the new product designs and time-to-market. The Company uses an "object oriented" design mentality to "mix and match" components of technology when developing new products. This "object oriented" design methodology allows the company to leverage its investment in reasearch and development since components of technology can be used for multiple product designs. It also improves the Company's ability to get products into the market faster since certain pieces of technology can be quickly incorporated. This methodology has been applied to software code and to hardware and ASIC designs. For example, the ASIC chip used in Studio 200, one of the Company's consumer products, was originally designed for Genie, one of the company's real time desktop products. Similarly, certain software and hardware originally designed for Genie was subsequently designed into Lightning, the company's new Image

Management product.

         Reduce Cost of Real Time Video Manipulation Technology: Pinnacle has continued to drive down the cost of its real time video manipulation technology by integrating more of that technology into application specific integrated circuits (ASIC). The company intends to continue to identify opportunities to integrate more functionality into ASIC's so that real time video manipulation technology can be provided at lower market price points. The Company believes that as the cost of providing video processing technology decreases, the number of potential market seats will likely increase. In addition, by using similar components of technology, specifically ASIC and field programmable arrays, material costs are reduced since the Company can take advantage of higher unit volumes, especially when those components are included in the higher volume consumer products.


         Expand Product Lines: The company expanded its product offerings during fiscal 1997, and expects to add new products during fiscal 1998. For example of the Company's history, in June 1994, the Company commenced shipment of Alladin, its first product designed to provide real time video manipulation for the desktop video market. Since then, the Company has broadened the Alladin product family to include a PAL version, and component and CCIR601 capabilities. In June 1996, the Company introduced the Genie family of products, designed to meet the video manipulation needs of desktop video users at a price point much lower than Alladin. During fiscal 1997, the Company combined the Video Director with internally developed real time video processing technology and created VideoDirector Studio 200. In April 1997, the Company acquired the Deko product line from Digital Graphix and commenced shipment of the first Pinnacle branded character generator that month. In June 1997, the Company commenced shipment of the Windows NT based DVEextreme and Lightning product families. The Company expects to continue to expand its product lines though both internal development and possibly through additional acquisitions.

Products

         Pinnacle has developed the following products to address video post production needs for each the Broadcast, Desktop, and Consumer markets.

         Broadcast Products:

         For the Broadcast market the Company currently has products that provide real time digital effects, still image management and storage, and real time video character generation. These products generally include proprietary Pinnacle hardware and software and specialized control panels and/or key boards for ultra-quick operations, especially for on-air applications. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In April 1997, the Company introduced two new product families, DVExtreme and Lightning, which are designed to address the markets previously addressed by Prizm and Flashfile. Also in April 1997 the Company completed the acquisition of the Deko product line from Digital Graphix, Inc. These three new product families comprise Pinnacle's new suite of high performance real time
Windows NT-based products designed for broadcast and high end post production applications.

         Prizm Family

         The Prizm family of products was first introduced in 1990. Prizm is designed to provide sophisticated 3D digital video effects which includes real time 3D warps, positioning, sizing, rotation with perspective and clipping of live video images. Prizm operates on a Microsoft DOS based platform. Options to Prizm include compositing,  key processing,  still image capture and storage, and the DVEator option. The DVEator option permits the creation of unique special effects by combining 3D modeling techniques with digital video technology to map live video in real time onto animated 3D shapes. A base Prizm system has a suggested list price of $23,990.

         Flashfile Family

         The FlashFile family of products was first introduced in 1992 and provides broadcast quality still image creation and storage for the broadcast television market. The FlashFile stillstore offers a broad set of features for video still image acquisition, storage and on-air playback, including transitions, file import and export and library management. Operating on a Microsoft DOS platform, Flashfile offers a computer-based graphical user interface and may also be controlled using a dedicated hardware control panel for fast, on-air applications. The Company offers a networked version of FlashFile, FlashNet, that is targeted toward broadcast applications requiring online storage of up to several hundred thousand still images with distributed access using standard Ethernet networking. Using the FlashBrowse PC software package, a standard personal computer may be connected to the FlashNet network enabling viewing and cataloging of video still images stored on a network server. A base Flashfile system has a suggested list price of $16,990 for both NTSC and PAL versions.

         DVExtreme Family

         DVExtreme is Pinnacle's newest high performance real time DVE for broadcast and post production customers to incorporate unique special effects into their programming. It is a Windows NT-based, multi-channel system with 10-bit digital processing. It can simultaneously manipulate up to three channels of live video and can generate effects such as four-corner page peels and turns with highlights and shadows, water ripples, ball effects, wave patterns, and other effects, all in real time. It also includes Pinnacle's proprietary
ParticalFX and PainterlyFX technology which allows the creation of video textures and paint-look effects. Because it is based on a Windows NT platform it can be connected to a standard computer network to easily transfer files and effects throughout the network. A standard two channel digital DVEextreme has a suggested list price of $44,990 for an NTSC version and $51,990 for a PAL version.

         Lightning Family

         Lightning is Pinnacle's new high performance image and graphics management system designed for broadcast and post production applications such as news and sports programs. It is a Windows NT-based system that can have up to three channels of video, plus additional virtual channels for previewing on a monitor. It uses 4:2:2:4 digital video processing to ensure broadcast quality images. Lightning has an internal storage capacity for over ten thousand images, and a fast SCSI interface to external disks for expanded storage needs. Lightning can also perform 3D digital video effects on captured video images. A standard single channel Lightning with digital serial input has a suggested list price of $25,990 for an NTSC version and $28,990 for a PAL version.

         Deko Family

         The Deko family of products are designed to provide high performance titling and character generation for broadcast and on-air applications. Based on a Windows NT operating systems, Type Deko includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement, multiple layers for text composition, TrueType fonts and it supports a wide range of international character sets. The product supports a large variety of file import and export graphic file formats to import backgrounds, textures and images. In addition, a Fast Action Keyboard is available as an option for on-air applications. A standard TypeDeko-Pentiium Pro 200 system has a suggested list price of $26,300 for an NTSC version and $30,245 for a PAL version.

         Desktop Products:

         The Company's desktop products are designed to provide high quality real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional systems having comparable capabilities, are sold separate from the computer and are integrated into the computer by a value added reseller, an OEM, or the end user. The Company has two families of Desktop products, the Alladin family and the Genie family products.

         Alladin Family

         The Alladin product family is designed to provide high quality real time video manipulation capabilities for desktop video post-production. It allows the user to manipulate and process up to four simultaneous streams of live video supplied from either video tape or computer disk. It provides a variety of high quality real time video effects including dissolves, compositing of live video with text or graphics, transparency, clipping of a live image, sizing, rotation with perspective, 3D positioning and warping. The Alladin connects to and is controlled by a standard Microsoft Windows-based personal computer. The Company commenced shipment of Alladin in June 1994. A standard Alladin with composite analog I/O has a suggested list price of $10,490 for an NTSC version and $12,490 for a PAL version.

Genie Family

         The Genie family of products offers a complete set of professional quality, real-time 3D digital effects, switching, character generation, paint and still storage on a single PCI board. It has much of the functionality of Alladin but at a much lower price point and fits inside the computer rather than connecting through an external port as does Alladin. There are two versions of Genie, GeniePlus for the linear market and an OEM version for the non-linear market. GeniePlus integrates into linear desktop editing environments and includes an input/output piggyback card and software allowing the user to process up to two simultaneous streams of live video. The Company commenced shipments of the GeniePlus in June 1996, and the OEM version in September 1996. The non-linear version is sold to OEM vendors, including Avid Technology, Inc. and Media 100, Inc. who integrate and sell it with their non-linear editing products. GeniePlus has a suggested list price of $5,990 for an NTSC version and $6,990 for a PAL version.

         Consumer Products

         The Company's Consumer products provide complete video editing solutions which allows consumers to edit their home videos using a combination of their home PC, camcorder and VCR. They are sold at lower price points than the Company's other products and are sold as software packages and as computer peripheral products. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996. In March 1997, the Company commenced shipment of its first in house developed consumer editing product, the VideoDirector Studio 200.

         VideoDirector Suite

         VideoDirector Suite is a low-cost video editing software package which allows home enthusiasts to edit their personal videos by eliminating unwanted sections of video, rearranging the sequence of video clips and add audio to the finished product. It includes the VideoDirector software, a title and audio editor, and a smart cable for connecting a camcorder. It is compatible with most camcorders and VCRs, and uses a Windows based PC to control the editing process. VideoDirector Suite has a suggested list price of $99.

         Video Director Studio 200

         VideoDirector Studio 200 combines the functionality of VideoDirector Suite with certain real time effects technology originally developed for Pinnacle's desktop products. The product includes all of the functionality of VideoDirector, and includes the Studio 200 mixer which contains the real time processing hardware. VideoDirector Studio 200 not only allows basic editing, but it provides an array of special effects for titles and graphics, animation, fade-in and out, full linear keying for translucent titles or backgrounds, and Windows fonts with shadows, outline, and frame options. The product is easy to install since it doesn't require users to open up their PC and it does not require hard disc space for the storage of video since the final video production is output to tape in real time. VideoDirector Studio 200 has a suggested list price of $299.

Technology

         The Company is a technological leader in video manipulation technology. The National Academy of Television Arts and Sciences' Outstanding Technical Achievement EMMY award that has been awarded to the Company on two occasions. In 1990, the Company received an EMMY for pioneering the concept of the video workstation, and in 1994 the Company received an EMMY for developing technology which allows real time mapping of live video onto animated 3D surfaces.

         Video Manipulation Architecture

         Many of the Company's products share a common internal architecture. This design approach allows the Company to maximize the return on its research and development expenditures by utilizing similar hardware and software modules in multiple products. The Company's video manipulation architecture is fundamental to the performance and capabilities of its products.

         All of the Company's products use or work with an industry standard Intel microprocessor running Microsoft DOS/Windows or Windows NT for control of video manipulation functions. In all of the Broadcast products the control microprocessor is embedded within the product. The Desktop and Consumer products are inserted into or connect externally to a Windows based personal computer. The use of industry standard microprocessors for control offers three main advantages over traditional video products: lower software development costs due to the availability of powerful off-the-shelf software development tools; lower product manufacturing costs due to the low costs of standard microprocessors; and the ability to integrate third party software such as networking or 3D rendering software to provide additional functionality.

         Essentially all real-time video manipulation must be performed on uncompressed video data. Since uncompressed digital video rates are too high to be processed by a microprocessor in real-time, video signals are internally distributed over a separate high-speed digital video bus ("DVB") and processed using the Company's proprietary real time video manipulation hardware. The video data on the DVB is processed in the standard digital component format, which fully complies with the highest digital component video standards of the International Radio Consultation Committee ("CCIR"), an organization which develops and publishes standards for international telecommunication systems. The DVB supports a digital key channel that defines the edges of an irregularly shaped image for proper manipulation. The wide bandwidth and industry standard format of the DVB helps to ensure high quality video output.

         The software in all of the Company's video manipulation products is divided into two layers: the user interface layer and the video manipulation algorithm layer. The user interface layer is different and has been optimized for each product family. The video manipulation algorithm layer is, for the most part, common to most Pinnacle products and incorporates all the proprietary low level routines which allow Pinnacle products to perform high quality real-time video manipulations. This software architecture has three main advantages: real-time video manipulation algorithms that are complex and difficult to develop can be used in multiple products; the user interface can be tailored to meet specific user requirement; and the user interface can independently be ported to alternative computer platforms.

         Core Technologies

         The Company's core technical expertise is in real-time digital video processing, real-time software algorithms, video input/output, advanced user interfaces and, in the case of Video Director, software control of commercially available camcorders and VCRs.

         o Real-Time Digital Video Processing. The Company has devoted significant resources to the development of proprietary technology for real time video processing, including high speed digital filters, image transformation buffers, plane and perspective addressing, and nonlinear image manipulation. The Company's patented DVEator technology allows real-time mapping of live video onto multiple, complex, animated 3D shapes and surfaces. This technology includes a proprietary data compression algorithm that compresses the address information and allows inexpensive decompression of this data in real time.

         o Real-Time Software Algorithms. The digital video manipulation functions of the Company's products use common core software that performs complex computations in real-time (at video rates) under user control. The Company has developed certain algorithms that allow the high speed computation of multiple complex equations which are required for real-time video effects.

         o Video Input/Output. The Company has developed technology for video input and output of both composite analog and component digital video data streams. All of the Company's products work with NTSC and PAL video standards. In addition, the Company has developed interfaces to support input/output of video streams stored on computer disks.

         o User Interface Design. The Company has extensive experience in design of computer-based user interfaces for video control and manipulation. The Company uses interactive menu driven user interfaces to control video manipulation functions.

         o Camcorder and VCR Control. With the acquisition of the VideoDirector product line in June 1996, the Company obtained software code which enables a computer to control most commercially available camcorders and VCRs.

         The Company has historically devoted a significant portion of its resources to engineering and product development programs and expects to continue to allocate significant resources to these efforts. In addition, the Company has acquired certain technologies which has aided the company's ability to more rapidly develop and market new products, such as the VideoDirector Studio 200. The Company's future operating results will depend to a considerable extent on its ability to continually develop, acquire, introduce and deliver new hardware and software products that offer its customers additional features and enhanced performance at competitive prices. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain market acceptance or problems associated with new product transitions could adversely affect the Company's business, operating results and financial condition, particularly on a quarterly basis.

         As of June 30, 1997, the Company had 47 people engaged in engineering and product development. The Company's engineering and product development expenses (excluding purchased in process research and development) in fiscal 1997, 1996 and 1995 were $ 7.6 million, $5.1 million and $2.4 million, respectively, and represented 20.2%, 11.1% and 10.8%, respectively, of net sales.

Customers, Marketing and Sales

         Customers

         Since the  introduction  of its first video  workstation  in 1987,  the
Company has shipped over 10,000  systems to customers in more than 60 countries.
End users of the  Company's  products,  none of whom  accounted  for a  material amount of the Company's net sales during any period, range from individual users
to  major  corporate/government,   video  production  and  broadcast  facilities
worldwide.  There can be no assurance that any of the end users of the Company's products  will  purchase the  Company's  products in the future.  The  Company's customers and their locations include:

Broadcast                                                     Corporate/Government
---------                                                     --------------------
The Walt Disney Co./ABC-New York                              ABC Home Health Services, Inc. - Georgia
ESPN-Singapore and USA                                        Essex Corp. - New Mexico
Providence Journal Broadcast Corp.-Rhode Island               Federal Reserve Bank - San Francisco
MCOT-Thailand                                                 Hyundai Corporate Culture Office - Korea
Australis-Australia                                           National Cattlemens' Assn. - Colorado
Swiss Television-Switzerland                                  Nissan Motors - Tennessee
RTBF-Belgium                                                  Primerica - Georgia
Gameshow Network-California                                   PSE&G Training Center - New Jersey
                                                              Trane Corporation - Tennessee

Post-Production                                               Independent Videographers
---------------                                               -------------------------
Armour Productions - California                               Christie Entertainment -Illinois
Cable Video Entertainment - New Jersey                        Colin Campbell Communications - North Carolina
China Motion Picture Co. - Taiwan                             Eric Blum Productions - California
Helical Post - Colorado                                       Innovision - Pennsylvania
Studio Hamburg - Germany                                      Northwest Video - Washington
Terra Firma Productions - California                          Spot Productions - California
The Video Company - Louisiana                                 Video Vision - Maryland
Video Imagen Communications Ltd. - Brazil                     Video Productions - Florida

         Marketing

         The Company's marketing efforts are targeted at users of broadcast and desktop post production suites, and at home video editing enthusiasts. In order to increase awareness of its products, the Company attends a number of tradeshows, the major ones being National Association of Broadcasters (NAB) show and the Comdex show, both in the United States, and the International Broadcasters Convention (IBC) in Europe. The Company uses targeted direct mail campaigns and advertisements in trade and computer publications for most of its product lines.

         Sales

         The Company sells its broadcast and desktop products to end users through an established domestic and international network of independent dealers and through OEMs. The Company also maintains a sales management organization consisting of six US regional sales managers and five international regional sales managers primarily responsible for supporting independent dealers and making direct sales in geographic regions without dealer coverage or to customers that prefer to transact directly with the Company. The Company sells its consumers products through large consumer electronic chains and through direct customer orders placed by phone or through the Company's web site.

         The Company's broadcast and desktop products are sold to end users through independent dealers who specialize in selling video production equipment. As of June 30, 1997, the Company had over 170 dealers covering more than 40 countries. These independent dealers are selected for their ability to provide effective field sales and technical support to the Company's customers. Dealers generally carry the Company's products as demonstration units, advise customers on system configuration and installation and perform ongoing post-sales customer support. The Company believes that many end users depend on the technical support offered by independent dealers in making product purchase decisions. In North America, the Company manages its independent dealers with six regional sales managers and independent sales representatives. In Europe, the Company manages its independent dealers with an office of twelve people located in the United Kingdom. Independent dealers in the Far East are managed by regional sales managers located in Japan and Singapore. Central and South America is managed by a regional sales manager located in Miami, Florida. No single dealer individually accounted for more than 10% of the Company's net sales in fiscal 1997, 1996 or 1995.

         The Company sells and distributes its products through OEMs that incorporate the Company's products into their video editing products and resell these products to other resellers and end users. OEM partners generally purchase the Company's products and are responsible for conducting their own marketing, sales and support activities. The Company attempts to identify and align itself with OEMs that are market share and technology leaders in the Company's target market segments.

         In particular, the Company is highly dependent on sales of Alladin and Genie to Avid. Avid is a leading supplier of digital, nonlinear video and audio editing systems for the professional video and film editing market. Sales to Avid accounted for approximately 26.4% of net sales in fiscal 1997, and 43.3% of sales in fiscal 1996. No customer accounted for more than 10% of the Company's net sales during fiscal 1995. This concentration of the Company's net sales to a single OEM customer subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter to quarter basis as a result of variations in the ordering patterns of the OEM customer. Variations in the timing of revenues can cause significant fluctuations in quarterly results of operations. The Company's results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in Avid's requirements. As a result, if the Company were to lose Avid as a customer, or if orders from Avid were to otherwise decrease, the Company's business, operating results and financial condition would be materially adversely affected.

         With the introduction of the Genie product line, the Company adopted a similar OEM distribution strategy. The Company expects that a substantial portion of sales of the Genie product line will continue to be to OEMs who could also develop and offer products which compete with Genie. The Company is dependent upon these resellers to assist it in promoting market acceptance of the professional video products and desktop video systems and creating demand for the Company's products. There can be no assurance that these dealers and OEMs will devote the resources necessary to provide effective sales and marketing support to the Company. In addition, there is a risk that these dealers may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. If a significant number of its dealers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's results of operations would be adversely affected.

         The Company's consumer products are sold through a different channel than the Company's other products. VideoDirector Suite and VideoDirector Studio 200 products are sold primarily through large computer software distributors such as Ingram Micro Inc. who then distribute the products to large computer software and hardware retailers such as CompUSA, ComputerCity, and Egghead Software who in turn sell the products to end-users. The Company also sells its VideoDirector products directly to some retailers such as The Good Guys. In addition, VideoDirector products are sold via direct telemarketing, mail order and over the Internet. The consumer market is characterized by longer payment terms and higher sales returns than the Company's broadcast and desktop markets. There can be no assurance that computer retailers will continue to stock and sell the Company's VideoDirector products. If a significant number of computer retailers were to discontinue selling VideoDirector products, the Company's results of operations would be adversely affected.

         Sales outside of North America represented approximately 39.7%, 38.7% and 46.5% of the Company's net sales for fiscal 1997, 1996 and 1995, respectively. All of the Company's international sales through fiscal 1994 were denominated in U.S. dollars. In fiscal 1995, the Company began foreign currency denominated sales in the United Kingdom. From time to time the Company makes foreign currency denominated sales in other countries, but the dollar amount was nominal during fiscal 1997. It is likely that the Company will increase the amount of sales denominated in foreign currency during fiscal 1998, especially for sales of Consumer products into Europe. International sales and operations may be subject to risks such as currency fluctuations, the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, operating results and financial condition.


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

         Competition for Pinnacle's broadcast products are generally based on product performance, breadth of product line, service and support, market presence and price. The Company believes that it competes favorably for sales of video production equipment used in traditional editing suites in situations where price/performance is a primary factor in equipment selection. The Company's principal competitors in this market include Scitex Video (a division of Scitex Corporation Ltd.)("Scitex"), The Grass Valley Group, Inc. (a
subsidiary of Tektronix, Inc.) ("Grass Valley Group"), Matsushita Electric Industrial Co. Ltd. ("Matsushita"), Quantel Ltd. (a division of Carlton Communications Plc) ("Quantel") and Sony Corporation ("Sony"), each of which has substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, these companies have established relationships with current and potential customers of the Company. Some of the Company's competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

         The Company expects that potential competition in the desktop market may come from a number of potential groups of video companies such as traditional video equipment suppliers, providers of desktop editing solutions, video software application companies, or others. Suppliers of traditional video equipment such as Grass Valley Group, Matsushita, Quantel, Scitex and Sony have the financial resources and technical know-how to develop high quality real time video manipulation products for the desktop video market. Suppliers of desktop editing video systems such as Avid Technology, Media 100, Fast Electronic, Matrox, Newtek, Inc., Truevision, Inc.and Scitex Video, which have established desktop video distribution channels, experience in marketing low price products and significant financial resources, may acquire or develop high quality real time video manipulation products for the desktop video market. Suppliers of video manipulation software such as Adobe Systems, Inc. or SoftImage, a subsidiary of Microsoft Corporation may develop products which compete directly with the Company's real time manipulation products. The software products supplied by these companies are, and will continue to be, significantly less expensive than the systems marketed by the Company, but they generally require lengthy rendering time and therefore do not provide the real time capabilities currently offered by both Alladin and Genie.

         Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

Manufacturing and Suppliers

         The Company's manufacturing operations, located at its Mountain View, California facility, consist primarily of testing printed circuit assemblies, final product assembly, configuration and testing, quality assurance and shipping for the Company's broadcast and desktop products. Manufacturing of the Company's consumer products is performed by an independent subcontractor and products are generally shipped directly to the distributor or retailer. Each of the Company's products undergoes quality inspection and testing at the board level and final assembly stage. The Company manages its materials with a software system that integrates purchasing, inventory control and cost accounting.

         The Company relies on independent subcontractors who manufacture to the Company's specifications major subassemblies used in the Company's products. This approach allows the Company to concentrate its manufacturing resources on areas where it believes it can add the most value, such as product testing and final assembly, and reduces the high cost of owning and operating a full scale manufacturing facility. The Company has manufacturing agreements with Quadrus, a division of Bell Microproducts, Inc., for the manufacture of major subassemblies used in its broadcast and desktop products, and with Solectron for the manufacture of the Company's consumer products. The Company's reliance on subcontractors to manufacture major subassemblies used in its products involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture these subassemblies in required volumes, the Company's business, operating results and financial condition would be materially adversely affected.

         To the extent possible, the Company and its manufacturing subcontractors use standard parts and components available from multiple vendors. However, the Company and its subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in all of its products, including a proprietary application specific integrated circuits  manufactured  only  by  LSI  Logic  Corp.,  several  video  processing integrated circuits manufactured only by Raytheon Corporation, field programmable gate arrays manufactured only by Altera Corporation and serial RAM memory modules manufactured only by Hitachi, Ltd. The Company's manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to the Company's manufacturing subcontractors is dependent in part on the Company's ability to provide its manufacturers, and their ability to provide suppliers, with accurate forecast of its future requirements. The Company and its manufacturing subcontractors endeavor to maintain ongoing communication with its suppliers to guard against interruptions in supply. Any extended future interruption or limitation of any of the components currently obtained from single or limited source suppliers could result in delays or reductions in product shipments which would have a material adverse effect on the Company's results of operations. Also, because of the reliance on these single or limited source components, the Company may be subject to increases in component costs which could have an adverse effect on the Company's results of operations. The Company has experienced interruptions in the supply of certain key integrated circuits from suppliers which accordingly delayed product shipments, and any extended interruption or reduction in the future supply of any key components currently obtained from a single or limited source could have a significant adverse effect on the Company's business, operating results and financial condition in any given period.

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

Proprietary Rights and Licenses

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality and nondisclosure agreements with its employees and OEM customers and limits access to and distribution of its proprietary technology. The Company currently holds two United States patent covering certain aspects of the technologies utilized by Prizm and DVExtreme. Although the Company intends to pursue a policy of obtaining patents for appropriate inventions, the Company believes that the success of its business will depend primarily on the innovative skills, technical expertise and marketing abilities of its personnel, rather than upon the ownership of patents. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Such royalties to date have not been, and are not expected to be, material. Generally, such agreements grant to the Company nonexclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by the Company.

         The Company has in the past received communications suggesting that its products may utilize concepts covered by patent rights of third parties and, in the future, may receive communications asserting that the Company's products infringe patents or other intellectual property rights of third parties. There can be no assurance that there will not be any future such communications. The Company's policy is to investigate the factual basis of such communications and to negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance these or other future communications can be settled on commercially reasonable terms or that they will not result in protracted litigation.

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

Employees

         As of June 30, 1997, the Company had 158 full-time employees, including 47 engaged in engineering and product development activities, 33 in manufacturing, 68 in marketing and sales and 10 in administration and finance. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain and motivate qualified technical, marketing and managerial personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are good.

Subsidiaries:

The Company has two subsidiaries which were organized to take advantage of certain tax benefits related to export sales. The Company established a Domestic International Sales Corp. ("DISC) in fiscal 1988. In fiscal 1996, the Company discontinued use of the DISC and established a Foreign Sales Corporation ("FSC"). The FSC provides certain permanent federal income tax benefits for export sales by the Company.

ITEM 2.  PROPERTIES

         The Company's principal administrative, marketing, manufacturing and product development facility is located in Mountain View, California. This facility occupies approximately 106,500 square feet pursuant to a lease which commenced August 15, 1996 and which will terminate December 31, 2003. The Company has also entered into an agreement to sublease approximately 41,500 of the Mountain View Facility to Network Computing Devices. That sublease agreement is currently scheduled to terminate on August 31, 1998.

         In addition, the Company occupies sales and customer support facilities in Uxbridge, United Kingdom; Singapore; and Tokyo, Japan consisting of 6,000 square feet, 850 square feet and 350 square feet, respectively. The Company has two engineering development facilities outside of California. One is in Gainesville, Florida, consisting of 1,000 square feet and the other is in Paramus, New Jersey, consisting of approximately 4,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their ages as of August 27, 1997 are as follows:

---------------------------------- -------- ------------------------------------------------------------------------
             Name                    Age                  Position
             ----                    ---                  --------
---------------------------------- -------- ------------------------------------------------------------------------

Mark  Sanders....................    54     President, Chief Executive Officer and Director

Ajay Chopra......................    40     Chairman of the Board, Vice President, General Manager, Desktop
                                            Products

Arthur D. Chadwick...............    40     Vice President, Finance and Administration and Chief Financial Officer

Pat Burns........................    50     Vice President, Corporate Marketing and Domestic Sales

Brian R. Conner..................    51     Vice President, Sales, Europe, Africa & Middle East

Tavy A. Hughes...................    42     Vice President, Manufacturing

William Loesch...................    43     Vice President,  General Manager, Consumer Products

William Ludwig...................    49     Vice President, Sales, Latin America & Asia

Keith Trickett...................    57     Vice President,  General Manager, Deko Products

Robert Wilson....................    43     Vice President, General Manager, Broadcast Products

---------------------------------- -------- ------------------------------------------------------------------------

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

         Mr. Chopra, a founder of the Company, has served as Chairman of the Board of Directors since January 1990, and has served as a director of the Company since its inception in May 1986. Mr. Chopra has served as Vice
President, General Manager, Desktop products since April 1997. He previously served as Chief Technology Officer from June 1996 to April 1997, Vice President of Engineering from January 1990 to June 1996, and President and Chief Executive Officer of the Company from its inception to January 1990. From 1983 to 1986, Mr. Chopra served as Engineering Supervisor for Mindset Corporation, a computer graphics manufacturer.

         Mr. Chadwick has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since January 1989. From February 1987 to January 1989 he served as Plant Manager, Gould Semiconductor, Philippines, a semiconductor company. From March 1984 to February 1987 he served as Corporate Controller for Gould Semiconductor Inc., a semiconductor company. From February 1982 to March 1984 as Controller, Austria Microsystems, an Austrian subsidiary of American Microsystems, Inc., a semiconductor company.

         Mr. Burns has served as Vice President, North American Sales and Corporate Marketing of the Company since December 1996. From March 1996 to November 1996, Mr. Burns served as a marketing and strategy consultant to software developers in the film and video markets. From April 1995 to February 1996, he served as Vice President and General Manager of Video and Graphics products at Radius, Inc., a graphics company. From May 1994 to April 1995, Mr. Burns served as Vice President and General Manager of Chyron's West Coast operations. From April 1993 to May 1994, Mr. Burns served as Director of International Marketing for VeriFone, Inc., a financial transaction company. From November 1991 through January 1993, Mr. Burns was Vice President of Macrovision, Inc., a video encryption company.

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

         Mr. Loesch has served as Vice President, General Manager, Consumer Products since April, 1997, and as Vice President, New Business Development of the Company since May 1994. From July 1993 to May 1994, Mr. Loesch served as an independent business consultant. From June 1990 to November 1992, Mr. Loesch co-founded and served as President of SHOgraphics Inc., a 3D graphics systems company, and from November 1992 until July 1993 served as its Executive Vice President and Chief Technical Officer. From 1989 to June 1990, Mr. Loesch was an independent business consultant. Prior to that time, Mr. Loesch co-founded and served as Chief Executive Officer and President of IKOS Systems, Inc., a computer aided engineering company.

         Mr. Ludwig has served as Vice President, Latin American and Far East Sales of the Company since July 1996. From January of 1996 to June of 1996, Mr. Ludwig served as Director of Sales for Americas / Pacific Region for FAST Electronics, a video equipment manufacturer. From 1985 until January 1996, Mr. Ludwig served in several executive sales positions with Abekas Video Systems, a video equipment manufacturer, including International Sales Director for Americas / Pacific Region.

         Mr. Trickett has served as Vice President, Deko Products since April 1997. Prior to that, Mr. Trickett served as the President and CEO of Digital GraphiX Inc, from November 1994 until the recent acquisition of its Deko product by Pinnacle in April 1997. Mr. Trickett was President of Montage Group Ltd., a video company, from August 1993 to September of 1994, and before that spent nine years with Techexport Inc and an Executive Director and Vice President of Strategic Planning, and European Operations.

         Mr. Wilson has served as Vice President, Broadcast Products since April 1997. From May 1994 to April 1997, Mr. Wilson served as Executive Vice President, Chief Operating Officer and Chief Financial officer of Accom, Inc., a video company. Mr. Wilson has served on the board of directors at Accom since April 1995. From March 1991 to April 1994, Mr. Wilson served as President and Chief Executive Officer of The Grass Valley Group (a subsidiary of Tektronix, Inc.), which provides video systems to the high-end production, post-production and broadcast market. From March 1989 to March 1991, Mr. Wilson was a Vice President of the Merchant Banking Group of Wasserstein Perella & Co., Inc., an investment bank; in that capacity, he was Chief Financial Officer and director of the Wickes Companies, which was an affiliate of Wasserstein Perella.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The  information  required by this item is incorporated by reference to
Note 11 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders for the fiscal year ended June 30, 1997, filed as
Exhibit 13.1 hereto (the "Annual Report to Shareholders").

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to the captions entitled "Statement of Operations Data" and "Balance Sheet Data" in of the Company's Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to pages F-1 to F-14 of the Company's Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held October 28, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned " Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

         The financial statements are incorporated by reference in Item 8 of this Report:
Independent Auditors' Report
Consolidated Balance Sheets, June 30, 1997 and 1996
Consolidated  Statements of Operations  for years ended June 30, 1997,  1996 and
1995
Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995 Notes to Financial Statements

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

                  4.1(2) Preferred Share Rights Agreement, dated December 12, 1996, between Registrant and Chase Mellon Shareholder Services, L.L.C.

                  10.1(1) Registration Rights Agreement, dated December 21, 1990, as amended on September 9, 1993.

                  10.2(1) Series G Preferred Stock Purchase Agreement, dated September 9, 1993.

                  10.3(1) 1987 Stock Option Plan, as amended, and form of agreements thereto.

                  10.4(3) 1994 Employee Stock Purchase Plan, as amended and form of agreement thereto.

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

                                Cities/ABC, Inc.

                  10.14(1) Master Agreement, dated March 4, 1994, between Registrant and Bell Microproducts, Inc.

                  10.15*(1)     Contract Services Agreement, dated May 31, 1994,
                                between    Registrant   and   Liberty   Contract
                                Services, a division of Wyle Laboratories.

                  10.16.1(1)    Industrial Lease Agreement, dated July 20, 1992,
                                as amended,  between  Registrant  and Aetna Life
                                Insurance Company.

                  10.16.2(4)    Amendment to Industrial Lease  Agreement,  dated
                                June 8, 1995 between  Registrant  and Aetna Life
                                Insurance Company.

                  10.17(1) Agreement, dated September 8, 1994, between Registrant and Mark L. Sanders.

                  10.18.1(5)    Agreement Concerning Assignment of Leases, dated
                                June 5, 1996,  between  Registrant  and  Network
                                Computing Devices, Inc.

                  10.18.2(5)    Assignment  and  Modification  of Leases,  dated
                                August 16,  1996,  between  Registrant,  Network
                                Computing  Devices,  Inc.  and D.R.  Stephens  &
                                Company.

                  10.19.1(6)*   OEM  Agreement   between   Registrant  and  Data
                                Translation, Incorporated.

                  10.19.2(6)*   Amendment to OEM  Agreement  between  Registrant
                                and Data Translation, Incorporated.

                  10.20(7) Industrial Lease Agreement, dated November 19, 1996 between Registrant and CNC Grand Union Limited.

                  10.21(8) 1996 Stock Option Plan, and form of agreements thereto.

                  10.22(8) 1996 Supplemental Stock Option Plan, and form of agreements thereto.

                  10.23         Lease  Agreement,  dated July 28, 1995,  between
                                Digital   Graphics   Incorporated   and   Allied
                                Securities Co.

                  11.1          Statement of  Computation  of Net Income  (Loss)
                                Per Share.

                  13.1 Portions of Annual Report to Shareholders for the fiscal year ended June 30, 1997.

                  22.1          List of subsidiaries of the Registrant.

                  23.1          Report  on   Financial  Statement  Schedule  and
                                Consent of Independent Auditors Schedule.

                  24.1          Power of Attorney (See Page 25).

                  27.1          Financial Data Schedule.

------------------
* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

1        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration  Statement   on Form S- 1 (Reg. No.  33-83812) as declared
         effective by the Commission on November 8, 1994.

2        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form 8-A (Reg. No. 000-24784) as declared effective by the Commission on February 17, 1997.

3        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form S-8 (Reg. No. 333-25697) as filed on April 23, 1997.

4 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

5 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

6 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the three months ended September 27, 1996.

7 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the three months ended December 27, 1996.

8        Incorporated   by  reference  by  reference  to  exhibits   filed  with
         Registrant's Registration Statement on Form S-8 (Reg. No. 333-16999) as filed on November 27, 1996.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997.

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

                                 PINNACLE SYSTEMS, INC.

                                 By:    /s/ MARK L. SANDERS
                                        --------------------------------------
                                        Mark L. Sanders
                                        President, Chief Executive Officer and
                                        Director
Date: August 28, 1997

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                                         Title                                   Date
              ---------                                         -----                                   ----

/s/ MARK L. SANDERS                      President, Chief Executive Officer and Director       August 28, 1997
-------------------------------          (Principal Executive Officer)
    Mark L. Sanders


/s/ ARTHUR D. CHADWICK                   Vice President, Financial and Administration and      August 28, 1997
-------------------------------          Chief Financial Officer (Principal Financial and
    Arthur D. Chadwick                   Accounting Officer)



/s/ AJAY CHOPRA                          Chairman of the Board, Vice President, Desktop        August 28, 1997
-------------------------------          Products
    Ajay Chopra


/s/ JOHN LEWIS                           Director                                              August 28, 1997
-------------------------------
    John Lewis



/s/ CHARLES J. VAUGHAN                   Director                                              August 28, 1997
-------------------------------
     Charles J. Vaughan


/s/ NYAL D. McMULLIN                     Director                                              August 28, 1997
-------------------------------
    Nyal D. McMullin


/s/ GLENN E. PENISTEN                    Director                                              August 28, 1997
-------------------------------
     Glenn E. Penisten


                                      PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                                   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                  (In thousands)

                                                           Balance at    Provision                  Balance
                                                            beginning   charged to     Account      at end
                                                            of period     expense    charge-off    of period
                                                            ---------     -------    ----------    ---------
Year ended June 30, 1995, allowance for doubtful
    accounts and returns.............................         $173          $204          $16         $361
                                                              ====          ====          ===         ====

Year ended June 30, 1996, allowance for doubtful
    accounts and returns.............................         $361          $522          $43         $840
                                                              ====          ====          ===         ====

Year ended June 30, 1997, allowance for doubtful
    accounts and returns.............................         $840        $1,151         $237       $1,754
                                                              ====        ======         ====       ======

                                  EXHIBIT INDEX


         (a)(3) Exhibits

                  3.1(1)        Restated   Articles  of   Incorporation  of  the
                                Registrant.

                  3.2(1)        Bylaws of the Registrant, as amended to date.

                  4.1(2) Preferred Share Rights Agreement, dated December 12, 1996, between Registrant and Chase Mellon Shareholder Services, L.L.C.

                  10.1(1) Registration Rights Agreement, dated December 21, 1990, as amended on September 9, 1993.

                  10.2(1) Series G Preferred Stock Purchase Agreement, dated September 9, 1993.

                  10.3(1) 1987 Stock Option Plan, as amended, and form of agreements thereto.

                  10.4(3) 1994 Employee Stock Purchase Plan, as amended and form of agreement thereto.

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

                                Cities/ABC, Inc.

                  10.14(1) Master Agreement, dated March 4, 1994, between Registrant and Bell Microproducts, Inc.

                  10.15*(1)     Contract Services Agreement, dated May 31, 1994,
                                between    Registrant   and   Liberty   Contract
                                Services, a division of Wyle Laboratories.

                  10.16.1(1)    Industrial Lease Agreement, dated July 20, 1992,
                                as amended,  between  Registrant  and Aetna Life
                                Insurance Company.

                  10.16.2(4)    Amendment to Industrial Lease  Agreement,  dated
                                June 8, 1995 between  Registrant  and Aetna Life
                                Insurance Company.

                  10.17(1) Agreement, dated September 8, 1994, between Registrant and Mark L. Sanders.

                  10.18.1(5)    Agreement Concerning Assignment of Leases, dated
                                June 5, 1996,  between  Registrant  and  Network
                                Computing Devices, Inc.

                  10.18.2(5)    Assignment  and  Modification  of Leases,  dated
                                August 16,  1996,  between  Registrant,  Network
                                Computing  Devices,  Inc.  and D.R.  Stephens  &
                                Company.

                  10.19.1(6)*   OEM  Agreement   between   Registrant  and  Data
                                Translation, Incorporated.

                  10.19.2(6)*   Amendment to OEM  Agreement  between  Registrant
                                and Data Translation, Incorporated.

                  10.20(7) Industrial Lease Agreement, dated November 19, 1996 between Registrant and CNC Grand Union Limited.

                  10.21(8) 1996 Stock Option Plan, and form of agreements thereto.

                  10.22(8) 1996 Supplemental Stock Option Plan, and form of agreements thereto.

                  10.23         Lease  Agreement,  dated July 28, 1995,  between
                                Digital   Graphics   Incorporated   and   Allied
                                Securities Co.

                  11.1          Statement of  Computation  of Net Income  (Loss)
                                Per Share.

                  13.1 Portions of Annual Report to Shareholders for the fiscal year ended June 30, 1997.

                  22.1          List of subsidiaries of the Registrant.

                  23.1          Report  on   Financial  Statement  Schedule  and
                                Consent of Independent Auditors Schedule.

                  24.1          Power of Attorney (See Page 25).

                  27.1          Financial Data Schedule.

------------------
* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

1        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration  Statement   on Form S- 1 (Reg. No.  33-83812) as declared
         effective by the Commission on November 8, 1994.

2        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form 8-A (Reg. No. 000-24784) as declared effective by the Commission on February 17, 1997.

3        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form S-8 (Reg. No. 333-25697) as filed on April 23, 1997.

4 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

5 Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

6 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the three months ended September 27, 1996.

7 Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the three months ended December 27, 1996.

8        Incorporated   by  reference  by  reference  to  exhibits   filed  with
         Registrant's Registration Statement on Form S-8 (Reg. No. 333-16999) as filed on November 27, 1996.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997.

         (c)      Exhibits.  See Item 14(a)(3) above.

         (d)      Financial Statement Schedule.  See Item 14(a)(2) above.