Form 10-Q
period 1997-09-26
PINNACLE SYSTEMS INC
filed 1997-10-29
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


         California                                       94-3003809
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


       280 N. Bernardo Ave.
    Mountain View, California                               94043
(Address of principal executive offices)                  (Zip Code)

                                 (650) 237-1600
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

     The number of shares of the Registrant's Common Stock outstanding as of October 24, 1997 was 7,592,596.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX


PART I - FINANCIAL INFORMATION                                       Page Number
                                                                     -----------


   ITEM 1 - Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets--September 30,
            1997 and June 30, 1997..........................................  3

            Condensed Consolidated Statements of Operations -- Three
            Months Ended September 30, 1997 and 1996........................  4

            Condensed Consolidated Statements of Cash Flows -- Three
            Months Ended September 30, 1997 and 1996........................  5

            Notes to Condensed Consolidated Financial Statements............  6

            Unaudited Pro Forma Combined Condensed Statement of
            Operations -- Three Months Ended September 30, 1997.............  8

            Notes to Unaudited Pro Forma Combined Condensed
            Statement of Operations.........................................  9

   ITEM 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 10


PART II - OTHER INFORMATION


   ITEM 6 - Exhibits and Reports on Form 8-K................................. 20


Signatures................................................................... 21

PART 1 - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)


                                                                                               September 30, 1997      June 30, 1997
                                                                                               ------------------      -------------
Assets
Current assets:
   Cash and cash equivalents ...........................................................             $ 28,635              $ 32,788
   Marketable securities ...............................................................               19,248                15,024
   Accounts receivable, less allowance for doubtful accounts
        and returns of $2,463 and $1,754 as of September 30 and
        June 30, 1997, respectively ....................................................               15,858                10,646
   Inventories .........................................................................                6,692                 5,497
   Prepaid expenses and other assets ...................................................                  671                   528
                                                                                                     --------              --------
             Total current assets ......................................................               71,104                64,483

   Property and equipment, net .........................................................                4,809                 4,395
   Other assets ........................................................................                4,804                 1,129
                                                                                                     --------              --------
                                                                                                     $ 80,717              $ 70,007
                                                                                                     ========              ========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable ....................................................................             $  5,375              $  3,955
   Accrued expenses and other ..........................................................                7,634                 2,584
   Note payable for acquisition ........................................................               15,150                  --
   Deferred revenue ....................................................................                  637                   282
                                                                                                     --------              --------
             Total current liabilities .................................................               28,796                 6,821
                                                                                                     --------              --------

Long-term obligations ..................................................................                  475                   475

Commitments

Shareholders' equity:
   Preferred stock; 5,000 shares authorized,
        none isssued and outstanding ...................................................                 --                    --
   Common stock; authorized 15,000 shares; 7,580 per share and
        7,303 issued and outstanding as of September 30 and
        June 30, 1997, respectively ....................................................               80,342                75,316
   Foreign currency translation ........................................................                   56                  --
   Accumulated deficit .................................................................              (28,952)              (12,605)
                                                                                                     --------              --------
             Total shareholders' equity ................................................               51,446                62,711
                                                                                                     --------              --------
                                                                                                     $ 80,717              $ 70,007
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

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                           Three Months Ended
                                                              September 30,
                                                          ---------------------

                                                            1997         1996
                                                          --------     --------

Net sales ............................................    $ 16,514     $ 11,443
Cost of sales ........................................       7,736        5,996
                                                          --------     --------

Gross profit .........................................       8,778        5,447
                                                          --------     --------

Operating expenses:
   Engineering and product development ...............       2,072        1,782
   Sales and marketing ...............................       5,221        2,694
   General and administrative ........................       1,271          764
   In process research and development ...............      16,960         --
                                                          --------     --------

             Total operating expenses ................      25,524        5,240
                                                          --------     --------

Operating income (loss) ..............................     (16,746)         207

Interest income, net .................................         552          763
                                                          --------     --------

Income (loss) before income taxes .....................    (16,194)         970

Income tax expense ...................................        (153)        (358)
                                                          --------     --------

Net income (loss) .....................................   $(16,347)    $    612
                                                          ========     ========

Net income (loss) per share ..........................    $  (2.21)    $   0.08
                                                          ========     ========

Shares used to compute net income (loss) per share ...       7,402        7,823
                                                          ========     ========


     See accompanying notes to condensed consolidated financial statements.

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                                    Three Months Ended September 30,
                                                                                                    -------------------------------

                                                                                                         1997                1996
                                                                                                       --------            --------
Cash flows from operating activities:
   Net income (loss) .......................................................................           $(16,347)           $    612
   Adjustments to reconcile net income (loss) to net by used in operating activities:
        Acquired research and development ..................................................             16,960                --
        Depreciation and amortization ......................................................                648                 254
        Changes in operating assets and liabilities:
             Accounts receivable ...........................................................             (4,871)             (1,680)
             Inventories ...................................................................                572                 373
             Accounts payable ..............................................................              1,284                 (64)
             Accrued expenses ..............................................................              1,376                 144
             Deferred revenue ..............................................................                355                 (58)
             Other .........................................................................                (63)               (171)
                                                                                                       --------            --------

                 Net cash used in operating activities .....................................                (86)               (590)
                                                                                                       --------            --------

Cash flows from investing activities:
   Purchases of property and equipment .....................................................               (517)             (1,659)
   Purchases of marketable securities ......................................................             (4,224)             (3,955)
   Proceeds from maturity of marketable securities .........................................               --                18,000
                                                                                                       --------            --------

                 Net cash provided by (used in) investing activities .......................             (4,741)             12,386
                                                                                                       --------            --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ..................................................                674                  60
                                                                                                       --------            --------

                 Net cash provided by financing activities .................................                674                  60
                                                                                                       --------            --------

Net increase (decrease) in cash and cash equivalents .......................................             (4,153)             11,856
Cash and cash equivalents at beginning of period ...........................................             32,788              27,846
                                                                                                       --------            --------

Cash and cash equivalents at end of period .................................................           $ 28,635            $ 39,702
                                                                                                       ========            ========

Supplemental disclosures of cash paid during the period:
   Interest ................................................................................           $      1            $      2
                                                                                                       ========            ========

   Income taxes ............................................................................           $   (280)           $    285
                                                                                                       ========            ========

Non-cash transactions:
   Note payable to Miro for acquisition ....................................................           $ 15,150            $   --
                                                                                                       ========            ========
   Liabilities associated with the acquisition of certain net assets .......................           $  3,810                --
                                                                                                       ========            ========
   Common Stock issued for Miro acquisition ................................................           $  4,352            $   --
                                                                                                       ========            ========

                               See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on August 29, 1997. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.       Significant Accounting Policies

Fiscal Year

     Pinnacle Systems, Inc. and its subsidiaries (the "Company") reports on a fiscal year which ends on June 30. The Company's first three fiscal quarters end on the last Friday in September, December, and March. For financial statement presentation, the Company has indicated its fiscal quarters as ending on the month-end.

Net Income Per Share

     Net income per share is computed using the weighted average number of common shares and dilutive common stock equivalents outstanding using the treasury stock method.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures (or potentially dilutive securities, such as convertible debt, options and warrants), diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company has not yet determined the impact of adopting SFAS No. 128.

     The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting SFAS No. 130.

     The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

3.       Financial Instruments

     Debt securities for which the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Presently, the Company classifies all debt securities as held-to-maturity and carries them at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income."

     The fair value of marketable securities is substantially equal to their carrying value as of September 30, 1997. All investments at September 30, 1997 were classified as held-to-maturity. Such investments mature through December 1997.

4.       Inventories

A summary of inventories follows (in thousands):



                                           September 30,             June 30,
                                               1997                    1997
                                          --------------          --------------
Raw materials                                $4,514                   $3,554
Work in process                                 967                      771
Finished goods                                1,211                    1,172
                                             ------                   ------
                                             $6,692                   $5,497
                                             ======                   ======

Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.

5.       Customers and Credit Concentrations

     Avid Technology Inc. accounted for approximately 17.9% and 27.2% of net sales during the three months ended September 30, 1997 and 1996, respectively. Another customer accounted for approximately 12.8% of net sales during the three months ended September 30, 1996. No other customer accounted for more than 10% of sales.

     Avid Technology Inc. accounted for approximately 13.4% and 20.0% of accounts receivable at September 30, 1997 and June 30, 1997, respectively.

6.       Related Parties

     The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three months ended September 30, 1997 and 1996, the Company purchased materials totaling $999,000 and $2,087,000, respectively, from Bell pursuant to the Agreement.

7. Acquisitions

     In August 1997, the Company acquired the miro Digital Video Products from miro Computer Products AG. In the acquisition, the Company acquired the assets of the miro Digital Video Products group, including the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 203,565 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs in the quarter ended September 30, 1997 and anticipates that it will incur additonal costs in connection with integrating the businesses. The terms of the acquisition also included an earnout provision in which miro Computer Products AG will receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition as long as operating profits related to such sales exceed 3% of sales, increasing to 85% of sales for those sales which exceed $59 million during the same twelve month period. Any earnout payments will be paid in common stock of the Company.

     The following table presents unaudited pro forma financial information which gives effect to the acquisition of certain assets and assumption of certain liabilities of the Digital Video Group from Miro Computer Products AG as if the transaction occurred at the beginning of each of the periods presented. The table includes the impact of certain adjustments, including elimination of the nonrecurring charge for acquired in process research and development, and additional depreciation and amortization relating to property, equipment and intangible assets acquired.

                                           Three months ended     Year ended
                                           September 30, 1997    June 30, 1997
(In thousands, except per share data)     -------------------    -------------
Net sales   ...........................           $22,991          $ 74,255
Net income (loss) .....................           $   487          $(14,353)
Net income (loss) per share   .........           $  0.06          $  (1.89)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


         UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                      Three months ended September 30, 1997
                      (in thousands, except per share data)


                                                    Historical       Historical      Pro Forma
                                                     Pinnacle          Miro         Adjustments        Pro Forma
                                                 --------------    ------------------------------------------------

Net sales                                            16,514            6,477                            22,991
Cost of sales                                         7,736            2,960                            10,696
                                                    -----------    ---------                           -------
Gross profit                                          8,778            3,517                            12,295

Operating expenses:
          Engineering and product development         2,072              518                             2,590
          Sales and marketing                         5,221            1,686              105            7,012
          General and administrative                  1,271            1,239               19            2,529
          In-process research and development        16,960             --            (16,960)            --
                                                    -----------    ---------                          -------
Total operating expenses                             25,524            3,443                            12,131
                                                    -----------    ---------                           -------

Operating income (loss)                             (16,746)              74                               164
                                                    -----------    ---------                           -------

Interest income (expense), net                          552              (76)                              476
                                                    -----------    ---------                           -------
Income (loss) before taxes                          (16,194)              (2)                              640

Income tax expense                                      153             --                                 153
                                                    -----------    ---------                           -------

Net income (loss)                                   (16,347)              (2)                              487
                                                   ============    =========                           ========

Net income (loss) per share                         $ (2.21)                                           $  0.06
                                                   ========                                            ========
Shares used to compute net income (loss) per share    7,402                                              8,624
                                                   ========                                            ========

See notes to unaudited pro forma combined condensed statement of operations

                      NOTES TO UNAUDITED PRO FORMA COMBINED
                        CONDENSED STATEMENT OF OPERATIONS

Note 1.    Basis of Presentation

     On August 31, 1997, Pinnacle completed the purchase of certain assets and the assumption of certain liabilities of Miro, pursuant to an Asset Purchase Agreement dated August 29, 1997 (the Agreement). Under the terms of the Agreement, the Company paid $15.2 million in cash and issued 203,565 shares of common stock valued at $4.4 million, accrued liabilities of $2.7 million and incurred transaction costs of $1.1 million. The Agreement also includes an "earnout" in which Miro will receive additional consideration if the acquired operating group achieves certain sales and profit levels during the earnout period, which is the first twelve full months following the acquisition. Specifically, the earnout consideration will equal 50% of sales generated in excess of $37 million during the earnout period, as long as operating profit exceeds 3% of sales, increasing to 85% of sales for those sales which exceed $59 million during the earnout period, as long as operating profit exceeds 3% of sales. In the event such amounts are earned, such earnout payments will be paid in common stock of the Company, and additional goodwill will be recorded. The Pinnacle statement of operations for the three-month period ended September 30, 1997, which includes the results of Miro from the date of acquisition, has been combined with the Miro statement of operations for the two-month period ended August 31, 1997, giving effect to the business combination as if it had occurred on July 1, 1997.

     The Company recorded a charge of $16,960,000 for the fair value of acquired in process research and development related to the net assets acquired. This nonrecurring charge is directly associated with the transaction and has therefore been reflected as a pro forma adjustment in the unaudited pro forma combined condensed statement of operations. The pro forma adjustments applied to the historical statement of operations to arrive at the pro forma combined condensed statement of operations also reflects amortization expense of $105,000 related to goodwill and other intangibles. The pro forma adjustments also reflect incremental depreciation expense of $19,000 associated with the adjustment in basis of fixed assets acquired from Miro.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Management's Discussions and Analysis are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results." These forward-looking statements include the first paragraph of "Overview," and the last sentences of the paragraphs below relating to "Engineering and Product Development," and "Sales and Marketing," and the statements regarding additional costs and the earnout provisions of the Miro Acquisition in the second paragraph under "Overview--Expanding Product Line."

Overview

     Pinnacle Systems, Inc. designs, manufactures, markets and supports computer-based video post-production products to serve the broadcast, desktop and consumer markets. The Company's products incorporate specialized real time video processing technologies to perform a variety of video post-production functions such as the addition of special effects, graphics and titles to multiple streams of live or recorded video material. The Company's strategy is to leverage its existing market and technological position to continue to provide innovative, real time, computer-based solutions to the broadcast, desktop and consumer video post-production markets.

     Broadcast Market

     The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In June 1997, the Company commenced shipment of DVExtreme and Lightning, two new Windows NT-based products designed to serve the broadcast market. The introduction of DVExtreme and Lightning has resulted in a significant decline in sales of Prizm and Flashfile. The broadcast market accounted for approximately 31.0% and 18.8% of net sales in the three month periods ended September 30, 1997 and 1996, respectively.

     Desktop Market

     The Company's desktop products are designed to provide high quality real time video manipulation capabilities for computer-based video post-production systems at significantly lower price points than broadcast products. The Company's first desktop product, Alladin, commenced shipment in June 1994. The Company further expanded the desktop product line with the introduction of Genie in June 1996. The desktop market accounted for approximately 34.0% and 73.2% of net sales in the three month periods ended September 30, 1997 and 1996, respectively.

     Consumer Market

     The Company's consumer products provide video editing solutions which allow consumers to edit their home videos using a personal computer, camcorder and VCR. The Company's consumer products are sold at significantly lower price points than the Company's desktop products and are sold as software packages or as computer add-on products. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer editing product, the VideoDirector Studio 200, in March 1997. Additionally, in August 1997 the Company completed the Miro Acquisition and began selling the miroVideo product line. The consumer market accounted for approximately 35.0% and 8.0% of net sales in the three month periods ended September 30, 1997 and 1996, respectively.

 Expanding Product Line

     In April 1997, the Company purchased the Deko titling systems product line and technology from Digital GraphiX Inc. Deko, in conjunction with DVExtreme and Lightning, furthers the Company's strategy of offering an interconnected family of Windows NT-based video production systems for the broadcast market. The Company paid approximately $5.3 million in cash and assumed liabilities of approximately $978,000 for the purchase of the Deko products, technology and assets. The Company recorded an in process research and development charge of approximately $4.9 million and incurred approximately $315,000 in expenses related to the integration of the Deko product line into the Company.

     To further the Company's strategy of providing an expanded line of easy to use computer-based video production products, in August 1997 the Company acquired the Digital Video Group (the "Miro Acquisition") from Miro Computer Products AG. The Company paid approximately $15.2 million in cash, issued 203,565 shares of Common Stock valued at $4.4 million, assumed liabilities of approximately $2.7 million and incurred transaction costs of $1.1 million. The Company anticipates that it will incur additional costs in connection with the integration of the Digital Video Group. In addition, as a result of the Miro Acquisition the Company will incur increased fixed operating expenses. The Company charged approximately $17.0 million of the purchase price as in process research and development and $465,000 as other non-recurring costs in the quarter ended September 30, 1997. The terms of the acquisition also include an earnout provision in which Miro will receive additional consideration equal to 50.0% of sales generated in excess of $37.0 million during the first twelve full months following the acquisition as long as operating profits related to such sales exceed 3% of sales, increasing to 85.0% of sales for those sales which exceed $59.0 million during the same twelve month period. Any earnout payments will be paid in Common Stock of the Company.

     The Company distributes and sells its products to end users through the combination of independent domestic and international dealers, retail distributors, OEMs, retailers and, to a lesser extent, a direct sales force. Sales to dealers, distributors and OEMs are at a discount to the published list prices. Generally, products sold to OEMs are integrated into systems sold by the OEMs to their customers. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors.


Results of Operations

     Net Sales. The Company's net sales increased by 44.3% to $16.5 million in the three month period ended September 30, 1997 from $11.4 million in the three month period ended September 30, 1996. The increase was attributable to an increase in sales of both consumer and broadcast products partially offset by a decrease in sales of desktop products. The increase in consumer sales resulted from sales in the last month of the quarter of products acquired in the Miro Acquisition and sales of the VideoDirector Studio 200, which commenced shipment in March 1997. In addition, broadcast sales increased as a result of increasing sales of DVExtreme and Lightning, which were first shipped in June 1997, and Deko, which was acquired in April 1997. These increases were partially offset by a decrease in sales of desktop products to OEMs, in particular to Media100, Inc. ("Media100"). Sales to Avid Technology, Inc. ("Avid") were approximately 17.9% and 27.2% of the Company's net sales for the three month periods ended September 30, 1997 and 1996, respectively. Sales to Media100 were 1.4% and 12.8% of sales in the three month periods ended September 30, 1997, and 1996, respectively. Sales outside of North America were approximately 47.6% and 36.2% of the Company's net sales in the three month periods ended September 30, 1997 and 1996, respectively.

     Cost of Sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping and warranty costs. Gross profit as a percentage of net sales was 53.2% and 47.6% in the three month periods ended September 30, 1997 and 1996, respectively. The increase in the three month period ended September 30, 1997 was due primarily to an increase in sales of higher margin broadcast products, partially offset by sales of VideoDirector and VideoDirector Studio 200, lines which generally yield lower margins.

     Engineering and Product Development. Engineering and product development expenses increased by 16.3% to $2.1 million in the three month period ended September 30, 1997 from $1.8 million in the three month period ended September 30, 1996. The increase was primarily attributable to increased expenditures in connection with the continued expansion of the Company's engineering design teams, in particular the engineering design group based in Braunschweig, Germany acquired in connection with the Miro Acquisition. Engineering and product development expenses as a percentage of net sales were 12.6% and 15.6% in the three month periods ended September 30, 1997 and 1996, respectively. The Company expects to continue to allocate significant resources to engineering and product development efforts, including the Deko engineering team located in Paramus, New Jersey and the Miro engineering team located in Braunschweig, Germany.

     Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 93.8% to $5.2 million in the three month period ended September 30, 1997 from $2.7 million in the three month period ended September 30, 1996. The increase in sales and marketing expenses was primarily attributable to promotional costs for the introduction of several new broadcast and consumer products, as well as the hiring of sales and marketing personnel in connection with the Miro Acquisition. Sales and marketing expenses as a percentage of net sales were 31.6% and 23.5% in the three month period ended September 30, 1997 and 1996, respectively. The Company expects to continue to allocate significant resources to sales and marketing.

     General and Administrative. General and administrative expenses increased by 66.4% to $1.3 million in the three month period ended September 30, 1997 compared to $764,000 in the three month period ended September 30, 1996. General and administrative expenses as a percentage of net sales were 7.7% and 6.7%, respectively. The increase resulted from the inclusion in general and administrative expenses in the three month period ended September 30, 1997 of $465,000 of nonrecurring costs associated with the Miro Acquisition. In addition, general and administrative expenses in the three month period ended September 30, 1996 included approximately $122,000 related to the Company's relocation to new facilities in Mountain View, California.

     In Process Research and Development. During the three month period ended September 30, 1997, the Company recorded an in process research and development charge of approximately $17.0 million relating to the Miro Acquisition.

     Interest Income, Net. Net interest income decreased 27.7% to $552,000 in the three month period ended September 30, 1997 from $763,000 in the three month period ended September 30, 1996. The decrease was due to a decline in cash and marketable securities as well as a decline in investment yields.

     Income Tax Benefit (Expense). The Company recorded provisions for income taxes of $153,000 and $358,000 for the three month periods ended September 30, 1997 and 1996, respectively. As of June 30, 1997, the Company has federal and state net operating loss carryforwards of $3.1 million and $1.3 million, respectively, which expire from 2002 to 2012. The Company also has federal research and experimentation and alternative minimum tax credit carryforwards of $886,000 which expire between 2006 and 2012, and state research and experimentation credit carryforwards of $339,000 which have no expiration provision.

Liquidity and Capital Resources

     The Company completed its initial and follow-on public offerings in November 1994 and July 1995, raising approximately $65.5 million in cash, net of offering expenses.

     The Company's operating activities used $86,000 during the three months ended September 30, 1997. The cash used by operating activities was the result of the net loss of $16.4 million as adjusted by the acquired research and development charge of $17.0 million, depreciation and amortization of $648,000, and partially offset by net increases in the components of working capital, primarily accounts receivable.

     During the three months ended September 30, 1997, $517,000 was invested in property and equipment, compared to $1.7 million in the three months ended September 30, 1996. The decrease from the prior year is primarily related to leasehold improvements, furniture and equipment for the Company's new Mountain View facility purchased a year ago. The Company expects to continue to purchase property and equipment at a reduced rate from prior year levels. Such capital expenditures will be financed from working capital.

     In January 1997, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized purchase up to 750,000 shares of its Common Stock on the open market. Through September 30, 1997, the Company had repurchased and retired approximately 317,000 shares of its Common Stock in the open market at an average purchase price of $11.43 for a total cost of $3,627,000. No shares were repurchased during the three months ended September 30, 1997. The stock repurchase program was rescinded in October 1997.

     In August 1997, the Company acquired the Digital Video Group from Miro. In the purchase, the Company paid approximately $15.2 million in cash, issued 203,565 shares of Common Stock, valued at $4.4 million, and assumed liabilities of approximately $2.7 million. The Company will also pay additional consideration in the form of additional shares of Common Stock if certain revenue and profitability objectives are achieved during the first twelve months following the Miro Acquisition.

     As of September 30, 1997, the Company had working capital of approximately $42.3 million, including $28.6 million in cash and cash equivalents and $19.3 million in marketable securities. In October 1997, the Company paid approximately $15.2 million in cash to Miro in accordance with the Miro Acquisition. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.

Factors Affecting Operating Results

     Significant Fluctuations in Operating Results. The Company's quarterly and annual operating results have in the past varied significantly and are expected to vary significantly in the future as a result of a number of factors, including the timing of significant orders from and shipments to major OEM customers, in particular Avid, the timing and market acceptance of new products or technological advances by the Company and its competitors, the Company's success in developing, introducing and shipping new products, such as the recently announced ReelTime product, the mix of distribution channels through which the Company's products are sold, changes in pricing policies by the Company and its competitors, the accuracy of the Company's and resellers' forecasts of end user demand, the timing and amount of any inventory write downs, the ability of the Company to obtain sufficient supplies of the major subassemblies used in its products from its subcontractors, the ability of the Company and its subcontractors to obtain sufficient supplies of sole or limited source components for the Company's products, the timing and level of product returns, particularly from the consumer distribution channels, foreign currency fluctuations, costs associated with the acquisition of other companies, businesses or products, the ability of the Company to integrate acquired companies, businesses or products, such as the product line acquired from Miro, and general economic conditions, both domestically and internationally. The Company's operating expense levels are based, in part, on its expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. For example, in the quarter ended December 31, 1996, the Company's net sales decreased significantly from the prior quarter as a result of a decline in sales across all product lines, the most significant of which was a decline in sales of desktop products to OEMs, in particular Avid. As a result of the decrease in net sales, the Company incurred a significant loss during that quarter.

     The Company also experiences significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months, especially in Europe. The Company attends a number of annual trade shows which can influence the order pattern of products, including the National Association of Broadcasters convention held in April, the International Broadcasters Convention held in September and the COMDEX exhibition held in November. Due to these factors and the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and
should  not  be  relied  upon  as   indicators   of  future   performance.

     Risks Associated with Recent Acquisitions. Potential Future Acquisitions. In August 1997, the Company completed the Miro Acquisition. In addition, the Company purchased the Deko product line and technology from Digital GraphiX, Inc. in April 1997 and the VideoDirector product line from Gold Disk, Inc. in June 1996. The integration of acquired groups and product lines is typically difficult, time consuming and subject to a number of inherent risks. The integration of product lines requires the coordination of the research and development, manufacturing, sales, marketing and service efforts between the acquired groups and the Company. Such combinations require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the process of assimilating and managing acquisitions could cause the interruption of, or a loss of momentum in, the existing activities of the Company's business, which could have a material adverse effect on the Company. There can be no assurance that the Company will realize the anticipated benefits of any of its acquisitions.

     In the case of the Miro Acquisition, the difficulties of assimilation may be increased by the need to coordinate geographically separate organizations, integrate personnel with disparate business backgrounds and languages and combine two different corporate cultures. Because the Miro Acquisition occurred so recently, the Company has had limited experience managing the Digital Video Group. The Miro Acquisition could cause existing and potential customers of the Company to delay or cancel orders for products due to concerns and uncertainty over product integration and support. Such a delay or cancellation of orders could have a material adverse effect on the Company's business, financial condition and results of operations, particularly because of the increased fixed operating expense levels to be incurred as a result of the Miro Acquisition. In addition to the $17.4 million in acquisition related costs incurred in the quarter ended September 30, 1997, the Company expects to incur additional expenses associated with the integration of the Miro Acquisition. As a result of the foregoing, there can be no assurance that the Miro Acquisition will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. While there are currently no such acquisitions planned or being negotiated, Company management frequently evaluates the strategic opportunities available to it and may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies.

     Risks Associated with the Consumer Market. The Company entered the consumer market with the purchase of the VideoDirector product line in June 1996 and began shipping the Company's first internally developed consumer product, the VideoDirector Studio 200, in March 1997. In addition, in August 1997 the Company acquired certain of Miro's consumer products, as well Miro's European sales organization. The Company anticipates expending considerable resources to develop, market and sell products into the consumer market. The Company has limited experience marketing and selling products through the consumer distribution channels. To be successful in this market, the Company must establish and maintain effective consumer distribution channels including distributors, electronic retail stores and telephone and Internet orders. Because the VideoDirector Studio 200 must be used with a personal computer, a camcorder and a VCR, none of which is supplied by the Company, consumer acceptance will be adversely affected to the extent end users experience difficulties installing and using the VideoDirector Studio 200 with these other electronic components. In addition, the Company faces additional or increased risks associated with inventory obsolescence and inventory returns as products sold into the consumer channel typically provide stock rotation and price protection rights to the reseller. There can be no assurance that the consumer video market will continue to develop, or that the Company can successfully compete against current and future competitors in this market. The failure of the Company to successfully develop, introduce and sell products in this market could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Dependence on Resellers; Absence of Direct Sales Force; Expansion of Distribution Channels."

     Concentration of Sales to OEMs. The Company has been highly dependent on sales of its Alladin and Genie products to OEMs, in particular Avid. This concentration of sales subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of OEM customers. The Company's results of operations have in the past and could in the future be materially adversely affected by the failure of anticipated orders to materialize, by deferrals or cancellations of orders, or if overall OEM demand were to decline. For example, since sales to Avid began in fiscal 1996, quarterly sales to Avid have fluctuated substantially from a high of $5.6 million to a low of $1.0 million, and the Company anticipates that such fluctuations may continue. If sales to OEM customers, in particular Avid, were to decrease, the Company's business, financial condition and results of operations could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     Technological Change and Obsolescence; Risks Associated with Development and Introduction of New Products. The video post-production equipment industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The development of new, technologically advanced products incorporating proprietary hardware and software is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. The Company is critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer its customers additional features and enhanced performance at competitive prices. These products include those that the Company has recently introduced, such as the VideoDirector Studio 200 which began shipping in March 1997, and DVExtreme and Lightning, each of which began shipping in June 1997, as well as products that have not yet been commercially launched, such as ReelTime, and the products that the Company has recently acquired, such as the Miro products. Once a new product is developed, the Company must rapidly commence volume production, a process that requires accurate forecasting of customer requirements and the attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. For example, the introduction of DVExtreme and Lightning has resulted in a significant decline in sales of Prizm and Flashfile and a write down of inventory. The Company has experienced delays in the shipment of new products in the past, and these delays adversely affected sales of existing products and results of operations. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could adversely affect the Company's business, financial condition and results of operations, particularly on a quarterly basis. In addition, as is typical with any new product introduction, quality and reliability problems may arise and any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

     Competition. The market for the Company's products is highly competitive. The Company anticipates increased competition in each of the broadcast, desktop and consumer video production markets, particularly since the industry is undergoing a period of consolidation. Competition for the Company's broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's competitors in the broadcast market include companies with substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, these competitors have established relationships with current and potential customers of the Company and some offer a wide variety of video equipment which can be bundled in certain large system sales. In the desktop market, the Company faces competition from traditional video suppliers, providers of desktop editing solutions, video software applications, and others. In addition, suppliers of video manipulation software may develop products which compete directly with those of the Company. The consumer market in which VideoDirector Studio 200 and the miroVideo products compete is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with the Company's consumer products by providing some or all of the same features and video editing capabilities. In addition, the Company expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with the Company's consumer products. The Company expects that potential competition in this market is likely to come from existing video editing companies, software application companies, or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market. Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

     Dependence on Contract Manufacturers and Single or Limited Source Suppliers. The Company relies on subcontractors to manufacture its consumer products and the major subassemblies of its broadcast and desktop products. The Company and its manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in the Company's products, including certain key integrated circuits. The Company's strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including the loss of control over the manufacturing process, the potential absence of adequate capacity, potential delays in lead times, the unavailability of certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company and its subcontractors have in the past experienced delays in receiving adequate supplies of sole source components. In the event that any significant subcontractor or single or limited source suppliers were to become unable or unwilling to continue to manufacture these subassemblies or provide critical components in required volumes, the Company would have to identify and qualify acceptable replacements or redesign its products with different components. No assurance can be given that any additional sources would be available to the Company or that product redesign would be feasible on a timely basis. Also, because of the reliance on these single or limited source components, the Company may be subject to increases in component costs, which could have an adverse effect on the Company's business financial condition and results of operations. Any extended interruption in the supply of or increase in the cost of the products, subassemblies or components manufactured by third party subcontractors or suppliers could materially and adversely affect the Company's business, financial condition and results of operations.

     Dependence on Resellers; Absence of Direct Sales Force; Expansion of Distribution Channels. The Company distributes its products primarily through a network of dealers, OEMs, retailers and other resellers. Accordingly, the
Company is dependent upon these resellers to assist in promoting market acceptance of its products. There can be no assurance that these dealers, OEMs and retailers will devote the resources necessary to provide effective sales and marketing support to the Company. The Company's dealers and retailers are generally not contractually committed to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's product or for any other reason. Because the Company sells a significant portion of its products through dealers and retailers, it is difficult to ascertain current demand for existing products and anticipated demand for newly introduced products such as DVExtreme, Lightning,
VideoDirector Studio 200 and ReelTime regardless of the level of dealer inventory for the Company's products. Moreover, initial orders for a new product may be caused by the interest of dealers in having the latest product on hand for potential future sale to end users. As a result, initial stocking orders for a new product, such as DVExtreme, Lightning, VideoDirector Studio 200 and ReelTime, may not be indicative of long-term end user demand. In addition, the Company is dependent upon the continued viability and financial stability of these dealers and retailers, some of which are small organizations with limited capital. The Company believes that its future growth and success will continue to depend in large part upon its dealer and retail channels. Accordingly, if a significant number of its dealers and/or retailers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's results of operations could be adversely affected.

     Recently, as the Company has increased its consumer products offerings, the Company has expanded its distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. The Company also sells its consumer products directly to some retailers. The Company's agreements with retailers and distributors generally obligate the Company to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to the Company, there can be no assurance that the Company will not be faced with significant product returns or price protection obligations. In the event the Company experiences significant product returns or price protection obligations, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the distributors or retailers will continue to stock and sell the Company's consumer products. Moreover, distribution channels for consumer retail products have been characterized by rapid change and financial difficulties of distributors. The termination of one or more of the Company's relationships with retailers or retail distributors could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company successfully establishes and expands its retail distribution channels, its agreements or arrangements are unlikely to be exclusive and retailers and retail distributors are likely to carry competing products. In connection with the Miro Acquisition, the Company acquired Miro's European sales organization. There can be no assurance that the Company will successfully integrate its existing sales organization with that acquired in the Miro Acquisition or that the Company will be able to utilize and manage the Miro sales organization effectively. In addition, there can be no assurance that the dealers, OEMs, distributors and retailers who comprise the Miro distribution network will continue their relationship with the Company. Any of the foregoing events could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel. The Company's success depends in part upon the continued service of its senior management and key technical personnel. None of the Company's senior management or key technical personnel is bound by an employment agreement or is the subject of key man life insurance. The Company's success is also dependent upon its ability to attract and retain qualified technical and managerial personnel. Significant competition exists for such personnel and there can be no assurance that the Company can retain its key technical and managerial employees or that it will be able to attract, assimilate and retain such other highly-qualified technical and managerial personnel as may be required in the future. There can be no assurance that employees will not leave the Company and subsequently compete against the Company, or that contractors will not perform services for competitors of the Company. If the Company is unable to retain key personnel, its business, financial condition and results of operations could be adversely affected.

     Dependence on Proprietary Technology. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality and nondisclosure agreements with its employees and OEM customers and limits access to and distribution of its proprietary technology. The Company currently holds two United States patents covering certain aspects of its technologies for digital video effects and has an application pending for a third patent. There can be no assurance that the Company's pending patent application or any future patent applications will be allowed or that issued patents will provide the Company with a competitive advantage. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks of Third-Party Claims of Infringement. There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company, to protect its trade secrets, trademarks and other intellectual property rights owned by the Company, or to defend the Company against claimed infringement. Any such litigation could be costly and may result in a diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determination in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the course of its business, the Company has in the past and may in the future receive communications asserting that the Company's products infringe patents or other intellectual property rights of third parties. The Company's policy is to investigate the factual basis of such communications and to negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance that such communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation.

     International Sales Risks. Sales of the Company's products outside of North America represented approximately 46.5%, 38.7% and 39.7% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively and 47.6% for the three months ended September 30, 1997. The Company expects that international sales will continue to represent a significant portion of its net sales, particularly in light of the Miro Acquisition. The Company makes foreign currency denominated sales in many countries, exposing itself to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, the Company will increase the amount of sales denominated in foreign currency during fiscal 1998, especially for sales of consumer products into Europe. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

     No Assurance that Company Can Manage Growth. The Company has in the past experienced rapid growth and may grow at a rapid pace in the future. Such growth could cause significant strain on management and other resources. The Company's ability to manage its growth effectively will require it to continue to improve and expand its management, operational and financial systems and controls. As a result of recent acquisitions, the Company has increased the number of its employees substantially, which increases the difficulty in managing the Company, particularly as employees are now geographically dispersed in North America and Europe. If the Company's management is unable to manage growth effectively, the Company's ability to retain key personnel and its business, financial condition and results of operations could be adversely affected.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  11.1   Statement of Computation of Net Income (Loss) Per Share
                  27.1   Financial Data Schedule

         (b) Reports on Form 8-K. On September 12, 1997, the Registrant filed a Current Report on Form 8-K relating to the Registrant's acquisition of certain assets and the assumption of certain liabilities of Miro Computer Products AG, which Form 8-K was amended on October 28, 1997 for the purpose of including the financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PINNACLE SYSTEMS, INC.


Date: October 28, 1997                       By: /s/  Mark L. Sanders
                                             -------------------------------
                                                 Mark L. Sanders, President, and
                                                 Chief Executive Officer



Date: October 28, 1997                       By: /s/  Arthur D. Chadwick
                                             -------------------------------
                                                 Arthur D. Chadwick, Vice
                                                 President, Finance and
                                                 Administration and Chief
                                                 Financial Officer