Form 10-Q/A
period 1997-09-26
PINNACLE SYSTEMS INC
filed 1997-11-19
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
                                       TO

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 26, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

               California                                94-3003809
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          280 N. Bernardo Ave.                             94043
       Mountain View, California                         (Zip Code)
(Address of principal executive offices)

                                 (650) 237-1600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         The number of shares of the Registrant's Common Stock outstanding as of October 24, 1997 was 7,592,596.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

         (a)      Not applicable.

         (b)      Not applicable.

         (c)      Recent Sales of Unregistered Securities.

                  On September 2, 1997, the Registrant issued 203,565 shares of Common Stock to miro Computer Products AG ("Miro"), a corporation organized under the laws of Germany, pursuant to an Asset Purchase Agreement dated as of August 29, 1997 by and among the Registrant, Pinnacle Systems GmbH, Pinnacle Systems C.V., Pinnacle Systems Ltd., Miro, Miro Computer Products Inc. and Miro Computer Products Ltd. under which the Registrant acquired the assets and certain liabilities of the sellers identified therein, including Miro. The issuance of shares in this transaction was deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof as a transaction by an issuer not involving a public offering. Appropriate legends were affixed to the share certificate issued in such transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PINNACLE SYSTEMS, INC.

Date: November 19, 1997                  By: /s/  Mark L. Sanders
                                             -----------------------------------
                                             Mark L. Sanders, President, and
                                             Chief Executive Officer


Date: November 19, 1997                  By: /s/  Arthur D. Chadwick
                                             -----------------------------------
                                             Arthur D. Chadwick, Vice President,
                                             Finance and Administration and
                                             Chief Financial Officer