Form 10-Q
period 1997-12-26
PINNACLE SYSTEMS INC
filed 1998-02-09
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

         California                                             94-3003809
         ----------                                             ----------
(State or other jurisdiction of                             (I.R.S.  Employer
 incorporation or organization)                              Identification No.)


       280 N.  Bernardo Ave.
         Mountain View, CA                                           94043
         -----------------                                           -----
(Address of principal executive offices)                          (Zip Code)


                                  (650)237-1600
                                  -------------
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

The number of shares of common stock outstanding as of December 26, 1997 was 9,719,881.

                                                INDEX


PART I - FINANCIAL INFORMATION
          ITEM 1 - Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets -
                       December 31, 1997 and June 30, 1997                                         3

                    Condensed Consolidated Statements of Operations -
                       Three Months and Six Months Ended
                       December 31, 1997 and 1996                                                  4

                    Condensed Consolidated Statements of Cash Flows -
                       Six Months Ended December 31, 1997 and 1996                                 5

                    Notes to Condensed Consolidated Financial Statements                           6

                    Unaudited Pro Forma Combined Condensed Statement of
                       Operations - Six Months Ended December 31, 1997                             9

                    Notes to Unaudited Pro Forma Combined Condensed
                       Statement of Operations                                                    10

          ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                        11


PART II - OTHER INFORMATION

          ITEM 6 - Exhibits and Reports on Form 8-K                                               19

                    Signatures                                                                    20

See accompanying notes to condensed consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)


                                                                                                    December 31,          June 30,
                                                                                                        1997                1997
                                                                                                      ---------           ---------
                                 Assets

Current assets:
      Cash and cash equivalents                                                                       $  66,598           $  32,788
      Marketable securities                                                                               9,950              15,024
      Accounts receivable, less allowance for doubtful
         accounts and returns of $3,718 and $1,754 as of
         December 31, 1997 and June 30, 1997, respectively                                               20,979              10,646
      Inventories                                                                                        10,378               5,497
      Prepaid expenses                                                                                      748                 528
                                                                                                      ---------           ---------
                  Total current assets                                                                  108,653              64,483


Property and equipment, net                                                                               5,043               4,395
Other assets                                                                                              4,497               1,129
                                                                                                      ---------           ---------
                                                                                                      $ 118,193           $  70,007
                                                                                                      =========           =========

                  Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                                $   7,298           $   3,955
      Accrued expenses                                                                                    8,753               2,866
                                                                                                      ---------           ---------
                  Total current liabilities                                                              16,051               6,821
                                                                                                      ---------           ---------

Long-term obligations                                                                                       325                 475

Commitments

Shareholders' equity:
      Common  stock; authorized 15,000 shares; 9,720 and 7,303 issued and outstanding as of December 31, 1997,
         and June 30, 1997, respectively                                                                128,290              75,316
      Foreign currency translation                                                                           26                --
      Accumulated deficit                                                                               (26,499)            (12,605)
                                                                                                      ---------           ---------
                  Total shareholders' equity                                                            101,817              62,711
                                                                                                      ---------           ---------
                                                                                                      $ 118,193           $  70,007
                                                                                                      =========           =========

See accompanying notes to condensed consolidated financial statements.

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)


                                                                                     Three                          Six
                                                                                  Months Ended                  Months Ended
                                                                                  December 31,                   December 31,
                                                                           ------------------------        ------------------------
                                                                             1997            1996            1997            1996
                                                                           --------        --------        --------        --------
Net sales                                                                  $ 27,881        $  5,345        $ 44,395        $ 16,787
Cost of sales                                                                13,117           7,328          20,853          13,324
                                                                           --------        --------        --------        --------

                Gross profit                                                 14,764          (1,983)         23,542           3,463
                                                                           --------        --------        --------        --------

Operating expenses:
       Engineering and product development                                    2,918           2,063           4,990           3,845
       Sales and marketing                                                    8,164           2,514          13,385           5,208
       General and administrative                                             1,132           1,426           2,403           2,190
       In-process research and development                                     --              --            16,960            --
                                                                           --------        --------        --------        --------

                Total operating expenses                                     12,214           6,003          37,738          11,243
                                                                           --------        --------        --------        --------

                Operating income (loss)                                       2,550          (7,986)        (14,196)         (7,780)

Interest income, net                                                            516             729           1,068           1,492
                                                                           --------        --------        --------        --------

                Income (loss) before income taxes                             3,066          (7,257)        (13,128)         (6,288)

Income tax expense                                                             (613)         (2,087)           (766)         (2,445)
                                                                           --------        --------        --------        --------

                Net income (loss)                                          $  2,453        $ (9,344)       $(13,894)       $ (8,733)
                                                                           ========        ========        ========        ========

Net income (loss) per share
         Basic                                                             $   0.29        $  (1.25)       $  (1.75)       $  (1.17)
                                                                           ========        ========        ========        ========
         Diluted                                                           $   0.26        $  (1.25)       $  (1.75)       $  (1.17)
                                                                           ========        ========        ========        ========

Shares used to compute net income (loss) per share
         Basic                                                                8,464           7,505           7,942           7,489
                                                                           ========        ========        ========        ========
         Diluted                                                              9,323           7,505           7,942           7,489
                                                                           ========        ========        ========        ========

See accompanying notes to condensed consolidated financial statements.

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                                     Six Months Ended December 31,
                                                                                                     ------------------------------
                                                                                                          1997               1996
                                                                                                        --------           --------
Cash flows from operating activities:
      Net loss                                                                                          $(13,894)          $ (8,733)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Acquired research and development                                                              16,960                --
           Depreciation and amortization                                                                   1,415                671
           Increase of valuation allowance on deferred tax assets                                           --                3,245
           Loss on disposal of property and equipment                                                       --                  448
           Changes in operating assets and liabilities:
                Accounts receivable                                                                       (9,992)             1,395
                Inventories                                                                               (3,114)             4,369
                Accounts payable                                                                           3,207                 70
                Accrued expenses                                                                           2,370               (528)
                Other                                                                                        328               (301)
                                                                                                        --------           --------

                      Net cash provided by (used in) operating activities                                 (3,376)               636
                                                                                                        --------           --------

Cash flows from investing activities:
      Cash payment for acquisition                                                                       (15,150)              --
      Purchases of property and equipment                                                                 (1,210)            (3,213)
      Purchase of marketable securities                                                                    4,224            (14,726)
      Proceeds from maturity of marketable securities                                                      9,298             23,908
                                                                                                        --------           --------

                      Net cash provided by (used in) investing activities                                (11,286)             5,969
                                                                                                        --------           --------

Cash flow from financing activities:
      Payment on note payable                                                                               (150)              --
      Proceeds from issuance of common stock                                                              48,622                364
                                                                                                        --------           --------

                      Net cash provided by financing activities                                           48,472                364
                                                                                                        --------           --------

Net increase in cash and cash equivalents                                                                 33,810              6,969
Cash and cash equivalents at beginning of period                                                          32,788             27,846
                                                                                                        --------           --------

Cash and cash equivalents at end of period                                                              $ 66,598           $ 34,815
                                                                                                        ========           ========


Supplemental disclosures of cash paid during the period for:
      Interest                                                                                          $      1           $      9
                                                                                                        ========           ========

      Income taxes                                                                                      $   (267)          $    330
                                                                                                        ========           ========
Non-cash transactions:
      Liabilities associated with the acquisition of certain net assets                                 $  3,810           $   --
                                                                                                        ========           ========

      Common Stock issued for Miro acquisition                                                          $  4,352           $   --
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

Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding and dilutive common share equivalents from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

As of December 31, 1997, the Company has granted 1,971 options with a weighted average exercise price of $12.62, none of which were anti-dilutive for the three month period then ended.

Recent Accounting Pronouncements

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

         The fair value of marketable securities is substantially equal to their carrying value as of December 31, 1997. All investments at December 31, 1997 were classified as held-to-maturity. Such investments mature through June 1998.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


4.       Inventories

A summary of inventories follows:

                                              December 31,      June 30,
                                                 1997             1997
                                                -------         -------
         Raw materials                          $ 7,004         $ 3,554
         Work in process                          1,575             771
         Finished goods                           1,799           1,172
                                                -------         -------
                                                $10,378         $ 5,497
                                                =======         =======


Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.

5.       Customers and Credit Concentrations

During the three and six months ended December 31, 1997, Avid Technology Inc. accounted for approximately 10.7% and 13.4%, respectively, of net sales, compared to 19.1% and 24.6% for the comparable periods ending December 31, 1996. No other customer accounted for greater than 10% of sales.

Avid Technology Inc. accounted for approximately 8.4% and 20.4% of accounts receivable at December 31, 1997 and June 30, 1997, respectively. Ingram Micro accounted for approximately 21.2% and 21.9% of accounts receivable at December 31, 1997 and June 30, 1997, respectively.

6.       Related Parties

The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three months ended December 31, 1997 and 1996, the Company purchased materials totaling $1,433,000 and $834,000 respectively, from Bell pursuant to the Agreement. During the six months ended December 31, 1997 and 1996, the Company purchased materials totaling $2,432,000 and $2,921,000 respectively from Bell pursuant to the Agreement.

7.       Acquisitions

         In August 1997, the Company acquired the miro Digital Video Products from miro Computer Products AG In the acquisition, the Company acquired the assets of the miro Digital Video Products group, including the miroVIDEO product line, certain technology and other assets The Company paid $15.2 million in cash in October 1997, issued 203,565 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs in the six months ended December 31, 1997 and anticipates that it will incur additional costs in connection with integrating the businesses. The terms of the acquisition also included an earnout provision in which miro Computer Products AG will receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition as long as operating profits related to such sales exceed 3% of sales, increasing to 85% of sales for those sales which exceed $59 million during the same twelve month period. Any earnout payments will be paid in common stock of the Company.

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


(In thousands, except per share data)       Six months ended     Year ended
                                            December 31, 1997   June 30, 1997
                                            -----------------   -------------
Net sales                                       $50,872           $ 74,255
Net income (loss)                               $ 2,940           $(14,353)
Net income (loss) per share - Basic             $  0.37           $  (1.89)
Net income (loss) per share - Diluted           $  0.33           $  (1.89)


         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

                                   UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF OPERATIONS
                                                 Six months ended December 31, 1997
                                                (in thousands, except per share data)


                                                                          Historical      Historical      Pro Forma        Pro Forma
                                                                           Pinnacle          Miro        Adjustments
                                                                          ----------      ----------     -----------       ---------
Net sales                                                                 $ 44,395         $  6,477      $    --           $ 50,872
Cost of sales                                                               20,853            2,960           --             23,813
                                                                          --------         --------      -----------       --------

                Gross profit                                                23,542            3,517           --             27,059
                                                                          --------         --------      -----------       --------

Operating expenses:
       Engineering and product development                                   4,990              518           --              5,508
       Sales and marketing                                                  13,385            1,686             105          15,176
       General and administrative                                            2,403            1,239              19           3,661
       In-process research and development                                  16,960             --           (16,960)           --
                                                                          --------         --------      -----------       --------

                Total operating expenses                                    37,738            3,443         (16,836)         24,345
                                                                          --------         --------      -----------       --------

                Operating income (loss)                                    (14,196)              74          16,836           2,714

Interest income (expense), net                                               1,068              (76)          --                992
                                                                          --------         --------      -----------       --------

                Income (loss) before income taxes                          (13,128)              (2)         16,836           3,706

Income tax expense                                                            (766)            --             --               (766)
                                                                          --------         --------      -----------       --------

                Net income (loss)                                         $(13,894)        $     (2)     $   16,836        $  2,940
                                                                          ========         ========      ===========       ========

Net income (loss) per share
         Basic                                                            $  (1.75)                                        $   0.37
                                                                          ========                                         ========
         Diluted                                                          $  (1.75)                                        $   0.33
                                                                          ========                                         ========

Shares used to compute net income (loss) per share
         Basic                                                               7,942                                            7,942
                                                                          ========                                         ========
         Diluted                                                             7,942                                            8,873
                                                                          ========                                         ========


                            See notes to unaudited pro forma combined condensed statement of operations.

                      NOTES TO UNAUDITED PRO FORMA COMBINED
                        CONDENSED STATEMENT OF OPERATIONS


Note 1.   Basis of Presentation

         On August 31, 1997, Pinnacle completed the purchase of certain assets and the assumption of certain liabilities of Miro, pursuant to an Asset Purchase Agreement dated August 29, 1997 (the Agreement). Under the terms of the Agreement, the Company paid $15.2 million in cash and issued 203,565 shares of common stock valued at $4.4 million, accrued liabilities of $2.7 million and incurred transaction costs of $1.1 million. The Agreement also includes an "earnout" in which Miro will receive additional consideration if the acquired operating group achieves certain sales and profit levels during the earnout period, which is the first twelve full months following the acquisition. Specifically, the earnout consideration will equal 50% of sales generated in excess of $37 million during the earnout period, as long as operating profit exceeds 3% of sales, increasing to 85% of sales for those sales which exceed $59 million during the earnout period, as long as operating profit exceeds 3% of sales. In the event such amounts are earned, such earnout payments will be paid in common stock of the Company, and additional goodwill will be recorded. The Pinnacle statement of operations for the six-month period ended December 31, 1997, which includes the results of Miro from the date of acquisition, has been combined with the Miro statement of operations for the two-month period ended August 31, 1997, giving effect to the business combination as if it had occurred on July 1, 1997.

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

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results." These forward-looking statements include the first paragraph of "Overview," the "Engineering and Product Development" paragraph, the second and fourth paragraphs of "Liquidity and Capital Resources" as well as those set forth in "Factors Affecting Future Operating Results."

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

      Broadcast Market

         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In June 1997, the Company commenced shipment of DVExtreme and Lightning, two new Windows NT-based products designed to serve the broadcast market. The introduction of DVExtreme and Lightning has resulted in a significant decline in sales of Prizm and Flashfile. In April 1997, the Company purchased the Deko titling systems product line and technology from Digital GraphiX Inc. Deko, in conjunction with DVExtreme and Lightning, furthers the Company's strategy of offering an interconnected family of Windows NT-based video production systems for the broadcast market. The primary products sold into the broadcast market in the six months ended December 31, 1997 are the DVExtreme, Lightning, and Deko products. The broadcast market accounted for approximately 22.2% and 29.4% of net sales in the three month periods ended December 31, 1997 and 1996, respectively, and approximately 25.5% and 21.9% of net sales in the six month periods ended December 31, 1997 and 1996, respectively.

      Desktop Market

         The Company's desktop products are designed to provide high quality real time video manipulation capabilities for computer-based video post-production systems at significantly lower price points than broadcast products. The Company's first desktop product, Alladin, commenced shipment in June 1994. The Company further expanded the desktop product line with the introduction of Genie in June 1996. Additionally, in August 1997 the Company acquired the Digital Video Group (the "Miro Acquisition") from Miro Computer Products AG and began selling the miroVideo desktop product lines. The miroVideo DC 30 family of products, included in the consumer market for the three months ended September 30, 1997, was reclassified as a desktop product during the three months ended December 31, 1997. The Company intends to commence production shipments of two new desktop products, DV300 and Reeltime, during the next quarter. DV300 is an all-digital video editing platform that allows enthusiasts and professionals to scan, capture, and edit video data using a digital video camcorder and a personal computer. Reeltime is a dual stream video and audio capture product with real time special effects. Including the miroVideo DC 30 family of products, the desktop market accounted for approximately 54.1% and 62.0% of net sales in the three month periods ended December 31, 1997 and 1996, respectively, and approximately 46.6% and 70.0% of net sales in the six month periods ended December 31, 1997 and 1996, respectively.

      Consumer Market

         The Company's consumer products provide video editing solutions which allow consumers to edit their home videos using a personal computer, camcorder and VCR. The Company's consumer products are sold at significantly lower price points than the Company's desktop products and are sold as software packages or as computer add-on products. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer editing product, the VideoDirector Studio 200, in March 1997. Additionally, in August 1997 the Company completed the Miro Acquisition and began selling the miroVideo consumer product line. The consumer market accounted for approximately 23.7% and 8.6% of net sales in the three month periods ended December 31, 1997 and 1996, respectively, and approximately 27.8% and 8.1% of net sales in the six month periods ended December 31, 1997 and 1996, respectively.

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

         To further the Company's strategy of providing an expanded line of easy to use computer-based video production products, in August 1997 the Company completed the Miro Acquisition. The Company paid approximately $15.2 million in cash, issued 203,565 shares of Common Stock valued at $4.4 million, assumed liabilities of approximately $2.7 million and incurred transaction costs of $1.1 million. The Company anticipates that it will incur additional costs in connection with the integration of the Digital Video Group. In addition, as a result of the Miro Acquisition the Company will incur increased fixed operating expenses. The Company charged approximately $17.0 million of the purchase price as in process research and development and $465,000 as other non-recurring costs in the six months ended December 31, 1997. The terms of the acquisition also include an earnout provision in which Miro will receive additional consideration equal to 50.0% of sales generated in excess of $37.0 million during the first twelve full months following the acquisition as long as operating profits related to such sales exceed 3% of sales, increasing to 85.0% of sales for those sales which exceed $59.0 million during the same twelve month period. Any earnout payments will be paid in Common Stock of the Company.

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

Results of Operations

         Net Sales. The Company's net sales increased by 421% to $27,881,000 in the three months ended December 31, 1997 from $5,345,000 in the three month period ended December 31, 1996. Net sales increased by 164% to $44,395,000 in the six months ended December 31, 1997 from $16,787,000 in the six months ended December 31, 1996. The increase in both periods was attributable to an increase in sales of all three product groups; broadcast, desktop and consumer. The increase in consumer sales resulted from sales of products acquired in the Miro Acquisition and sales of the VideoDirector Studio 200, which commenced shipment in March 1997. Broadcast sales increased as a result of increasing sales of DVExtreme and Lightning, which were first shipped in June 1997, and Deko, which was acquired in April 1997. Desktop sales increased primarily as a result of miroVideo DC30 sales following the Miro Acquisition. Sales outside of North America were approximately 61.8% and 46.4% of net sales in the three months ended December 31, 1997 and 1996, respectively and 43.5% and 39.4% in the six months ended December 31, 1997 and 1996, respectively. The increase in sales outside of North America in both periods was primarily attributable to sales of miroVideo products in Europe following the Miro Acquisition.

         Cost of Sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping and warranty costs. During the three month period ended December 31, 1996, the Company incurred a significant charge to cost of sales totaling $4,021,000 relating primarily to inventory write downs in connection with the increase in sales during the quarter. Excluding the charge, gross profit as a percentage of net sales was 53% and 38.1% in the three months ended

December 31, 1997 and 1996, respectively, and 53% compared to 44.6% in the six months ended December 31, 1997 and 1996, respectively. The increase in both periods was due primarily to an increase in sales of higher margin broadcast products, partially offset by increased sales of consumer product lines which generally have lower gross margins.

         Engineering and Product Development. Engineering and product development expenses increased 41.4% to $2,918,000 in the three months ended December 31, 1997 from $2,063,000 during the comparable three month period in the prior year. The Company's engineering and product development expenses increased 29.8% to $4,990,000 in the six months ended December 31, 1997 from $3,845,000 during the six months ended December 31, 1996. The increase was primarily attributable to increased expenditures in connection with the continued expansion of the Company's engineering design teams, in particular the engineering design group based in Braunschweig, Germany established in connection with the Miro Acquisition. Engineering and product development expenses as a percentage of net sales were 10.5% and 38.6% during the three months ended December 31, 1997 and 1996, and 11.2% and 22.9% during the six months ended December 31, 1997 and 1996, respectively. The Company expects to continue to allocate significant resources to engineering and product development efforts, including the Deko engineering team located in Paramus, New Jersey and the Miro engineering team located in Braunschweig, Germany.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 224% to $8,164,000 in the three months ended December 31, 1997 from $2,514,000 during the comparable three month period in the prior year. The Company's sales and marketing expenses increased 157% to $13,385,000 in the six months ended December 31, 1997 from $5,208,000 during the six months ended December 31, 1996. The increase in sales and marketing expenses was primarily attributable to promotional costs for the introduction of several new broadcast and consumer products, as well as the hiring of sales and marketing personnel in connection with the Miro Acquisition. Sales and marketing as a percentage of net sales were 29.3% and 47.0% for the three month periods ending December 31, 1997 and 1996, and 30.1% and 31.0% for the six month periods ending December 31, 1997 and 1996, respectively.

         General and Administrative. General and administrative expenses decreased 20.6% to $1,132,000 in the three months ended December 31, 1997 from $1,426,000 during the comparable three month period in the prior year. General and administrative expenditures increased 9.7% to $2,403,000 in the six months ended December 31, 1997 from $2,190,000 during the comparable six month period in the prior year. As a percentage of net sales, general and administrative expenses were 4.1% and 26.7% during the three months ended December 31, 1997 and 1996 and 4.4% and 13.0% during the six months ended December 31, 1997 and 1996, respectively. Included in general and administrative expenses for the six months ended December 31, 1997 is approximately $465,000 of nonrecurring costs associated with the Miro Acquisition. In addition general and administrative expenses for the three and six months ended December 31, 1996 includes approximately $700,000 and $800,000, respectively relating to an increase in the allowance for doubtful accounts and the disposal of leasehold improvements, furniture and equipment, moving costs and rent overlap incurred as a result of the move to the Company's Mountain View facility.

         In Process Research and Development. During the six month period ended December 31, 1997, the Company recorded an in process research and development charge of approximately $17.0 million relating to the Miro Acquisition.

         Interest Income (Expense), Net. In the three and six months ended December 31, 1997, net interest income was $516,000 and $1,068,000, respectively, as compared to net interest income of $729,000 and $1,492,000 in the comparable periods a year ago. All of the Company's cash and marketable securities have maturities of less than one year.

         Income Tax Expense. The Company recorded provisions for income taxes of $613,000 and $2,087,000 for the three months ended December 31, 1997 and 1996, respectively. Income tax expense was $766,000 and $2,445,000 for the six months ended December 31, 1997 and 1996, respectively. Included in income tax expense for the three months and six months ended December 31, 1996 is a charge of $3,245,000 resulting from the establishment of a valuation allowance against the Company's deferred tax asset. As of June 30, 1997, the Company had federal and state net operating loss carryforwards of $3.1 million and $1.3 million, respectively, which expire from 2002 to 2012. As of June 30, 1997, the Company also had federal research and experimentation and alternative minimum tax credit carryforwards of $886,000 which expire between 2006 and 2012, and state research and experimentation credit carryforwards of $339,000 which have no expiration provision.

Liquidity and Capital Resources

         The Company completed public offerings in November 1994 and July 1995, raising approximately $65.5 million in cash, net of offering expenses. In November 1997 the Company completed an additional public offering, raising approximately $47.0 million in cash, net of offering expenses.

         The Company's operating activities used $3,376,000 during the six months ended December 31, 1997. The cash used by operating activities was the result of the net loss of $13,894,000 as adjusted by the acquired research and development charge of $17.0 million, depreciation and amortization of
$1,415,000, and was partially offset by net increases in the components of working capital, primarily accounts receivable.

         During the six months ended December 31, 1997, $1.2 million was invested in property and equipment, compared to $3.2 million in the six months ended December 31, 1996. The high level of expenditure for the six months ended December 31, 1996 was primarily related to leasehold improvements, furniture and equipment for the Company's new Mountain View facility purchased a year ago. The Company expects to continue to purchase property and equipment at a reduced rate from prior year levels. Such capital expenditures will be financed from working capital.

         In January 1997, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized purchase up to 750,000 shares of its Common Stock on the open market. Through June 30, 1997, the Company had repurchased and retired approximately 317,000 shares of its Common Stock in the open market at an average purchase price of $11.43 for a total cost of $3,627,000. No shares were repurchased after June 30, 1997, and in October 1997 the stock repurchase program was rescinded.

         In August 1997, the Company completed the Miro Acquisition. In the purchase, the Company paid approximately $15.2 million in cash, issued 203,565 shares of Common Stock, valued at $4.4 million, and assumed liabilities of approximately $2.7 million. The Company will also pay additional consideration in the form of additional shares of Common Stock if certain revenue and profitability objectives are achieved during the first twelve months following the Miro Acquisition.

         As of December 31, 1997, the Company had working capital of approximately $92.6 million, including $66.6 million in cash and cash equivalents and $9.9 million in marketable securities. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.

Factors Affecting Operating Results

         Significant Fluctuations in Operating Results. The Company's quarterly and annual operating results have in the past varied significantly and are expected to vary significantly in the future as a result of a number of factors, including the timing of significant orders from and shipments to major OEM customers, in particular Avid, the timing and market acceptance of new products or technological advances by the Company and its competitors, the Company's success in developing, introducing and shipping new products, such as ReelTime and DV300, the mix of distribution channels through which the Company's products are sold, changes in pricing policies by the Company and its competitors, the accuracy of the Company's and resellers' forecasts of end user demand, the timing and amount of any inventory write downs, the ability of the Company to obtain sufficient supplies of the major subassemblies used in its products from its subcontractors, the ability of the Company and its subcontractors to obtain sufficient supplies of sole or limited source components for the Company's products, the timing and level of product returns, particularly from the consumer distribution channels, foreign currency fluctuations, costs associated with the acquisition of other companies, businesses or products, the ability of the Company to integrate acquired companies, businesses or products, such as the product lines acquired in the Miro Acquisition, and general economic conditions, both domestically and internationally. The Company's operating expense levels are based, in part, on its expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. For example, in the quarter ended December 31, 1996, the Company's net sales decreased significantly from the prior quarter as a result of a decline in sales across all product lines, the most significant of which was a decline in sales of desktop products to OEMs, in particular Avid. As a result of the decrease in net sales, the Company incurred a significant loss during that quarter.

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

         Risks Associated with Recent Acquisitions, Potential Future Acquisitions. In August 1997, the Company completed the Miro Acquisition. In addition, the Company purchased the Deko product line and technology from Digital GraphiX, Inc. in April 1997 and the VideoDirector product line from Gold Disk, Inc. in June 1996. The integration of acquired groups and product lines is typically difficult, time consuming and subject to a number of inherent risks. The integration of product lines requires the coordination of the research and development, manufacturing, sales, marketing and service efforts between the acquired groups and the Company. Such combinations require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the process of assimilating and managing acquisitions could cause the interruption of, or a loss of momentum in, the existing activities of the Company's business, which could have a material adverse effect on the Company. There can be no assurance that the Company will realize the anticipated benefits of any of its acquisitions.

         In the case of the Miro Acquisition, the difficulties of assimilation may be increased by the need to coordinate geographically separate organizations, integrate personnel with disparate business backgrounds and languages and combine two different corporate cultures. Because the Miro Acquisition occurred so recently, the Company has had limited experience managing the Digital Video Group. The Miro Acquisition could cause existing and potential customers of the Company to delay or cancel orders for products due to concerns and uncertainty over product integration and support. Such a delay or cancellation of orders could have a material adverse effect on the Company's business, financial condition and results of operations, particularly because of the increased fixed operating expense levels to be incurred as a result of the Miro Acquisition. In addition to the $17.4 million in acquisition related costs incurred in the six months ended December 31, 1997, the Company expects to incur additional expenses associated with the integration of the Miro Acquisition. As a result of the foregoing, there can be no assurance that the Miro Acquisition will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         International Sales Risks. Sales of the Company's products outside of North America represented approximately 46.5%, 38.7% and 39.7% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively and 61.8% and 43.5% for the three and six months ended December 31, 1997. The Company expects that international sales will continue to represent a significant portion of its net sales, particularly in light of the Miro Acquisition. The Company makes foreign currency denominated sales in many countries, exposing itself to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, the Company will increase the amount of sales denominated in foreign currency during fiscal 1998, especially for sales of consumer products into Europe. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Year 2000 Compliance. The Company's products are used in numerous operating environments and with other equipment. It is likely that, commencing in the year 2000, the functionality of certain operating environments will be adversely affected when one or more component products of the environment is unable to process four-digit characters representing years and, therefore, the operating environment would not be in "Year 2000 compliance." Although the Company believes its products are in Year 2000 compliance, there can be no assurance that the Company's fully compliant products will be able to function properly when integrated with other vendor's noncompliant products. The inability of one or more of the Company's products to properly function in connection with another vendor's component product could result in a material adverse affect on the Company's business, financial condition and the results of operations, including increased warranty costs, customer satisfaction issues (particularly in the consumer market) and potential lawsuits.

         Although the Company's products are Year 2000 compliant, the Company anticipates that substantial litigation may be brought against vendors of all component products, including the Company, of noncompliant operating environments. The Company believes that any such claims, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company is identifying Year 2000 dependencies in the Company's systems and implementing changes to its internal information systems to make them Year 2000 compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of products.

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


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  11.1   Statement of Computation of Net Income (Loss) Per Share
                  27.1   Financial Data Schedule

            (b) Reports on Form 8-K. On September 12, 1997, the Company filed a Current Report on Form 8-K relating to the Company's acquisition of certain assets and the assumption of certain liabilities of Miro Computer Products AG, which form 8-K was amended on October 28, 1997 and November 20, 1997 for the purpose of including the financial statements of the business acquired and proforma financial information.

-----------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PINNACLE SYSTEMS, INC.


Date: February 9, 1998                   By: /s/Mark L.  Sanders
                                             -----------------------------------
                                             Mark L.  Sanders
                                             President, Chief Executive Officer
                                             and Director


Date: February 9, 1998                   By: /s/Arthur D.  Chadwick
                                             -----------------------------------
                                             Arthur D.  Chadwick
                                             Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer