Form 10-Q
period 1998-03-27
PINNACLE SYSTEMS INC
filed 1998-05-07
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                     Yes X No_

The number of shares of common stock outstanding as of March 27, 1998 was 9,827,202.

                                      INDEX


PART I - FINANCIAL INFORMATION

        ITEM 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                     March 31, 1998 and June 30, 1997                          3

                  Condensed Consolidated Statements of Operations -
                     Three Months and Nine Months Ended
                     March 31, 1998 and 1997                                   4

                  Condensed Consolidated Statements of Comprehensive Income -
                     Three Months and Nine Months Ended
                     March 31, 1998 and 1997                                   5

                  Condensed Consolidated Statements of Cash Flows -
                     Nine Months Ended March 31, 1998 and 1997                 6

                  Notes to Condensed Consolidated Financial Statements         7

        ITEM 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      10


PART II - OTHER INFORMATION

        ITEM 6 - Exhibits and Reports on Form 8-K                             18

                  Signatures                                                  19

See accompanying notes to condensed consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                   March 31,              June 30,
                                                                                                     1998                   1997
                                                                                                   ---------              ---------
                                 Assets

Current assets:
      Cash and cash equivalents                                                                    $  66,121              $  32,788
      Marketable securities                                                                           10,117                 15,024
      Accounts receivable, less allowance for doubtful
         accounts and returns of $4,123 and $1,754 as of
         March 31, 1998 and June 30, 1997, respectively                                               16,929                 10,646
      Inventories                                                                                     11,781                  5,497
      Prepaid expenses                                                                                 1,054                    528
                                                                                                   ---------              ---------
                  Total current assets                                                               106,002                 64,483


Property and equipment, net                                                                            5,121                  4,395
Marketable securities                                                                                  6,138                   --
Other assets                                                                                           4,290                  1,129
                                                                                                   ---------              ---------
                                                                                                   $ 121,551              $  70,007
                                                                                                   =========              =========

                  Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                             $   5,075              $   3,955
      Accrued expenses                                                                                10,528                  2,866
                                                                                                   ---------              ---------
                  Total current liabilities                                                           15,603                  6,821
                                                                                                   ---------              ---------

Long-term obligations                                                                                    244                    475

Commitments

Shareholders' equity:
      Preferred stock; 5,000 shares authorized, none issued
         and outstanding                                                                                --                     --
      Common stock; authorized 15,000 shares; 9,827 and
         7,303 issued and outstanding as of March 31, 1998,
         and June 30, 1997, respectively                                                             128,996                 75,316
      Foreign currency translation                                                                      (121)                  --
      Accumulated deficit                                                                            (23,171)               (12,605)
                                                                                                   ---------              ---------
                  Total shareholders' equity                                                         105,704                 62,711
                                                                                                   ---------              ---------
                                                                                                   $ 121,551              $  70,007
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

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)

                                                                                   Three                           Nine
                                                                                Months Ended                   Months Ended
                                                                                   March 31,                      March 31,
                                                                           ------------------------        ------------------------
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
Net sales                                                                  $ 29,332        $  8,265        $ 73,727        $ 25,052
Cost of sales                                                                13,631           4,709          34,484          18,033
                                                                           --------        --------        --------        --------

                Gross profit                                                 15,701           3,556          39,243           7,019
                                                                           --------        --------        --------        --------

Operating expenses:
       Engineering and product development                                    3,165           1,894           8,155           5,739
       Sales and marketing                                                    7,947           3,077          21,332           8,285
       General and administrative                                             1,455             623           3,858           2,813
       In-process research and development                                     --              --            16,960            --
                                                                           --------        --------        --------        --------

                Total operating expenses                                     12,567           5,594          50,305          16,837
                                                                           --------        --------        --------        --------

                Operating income (loss)                                       3,134          (2,038)        (11,062)         (9,818)

Interest income, net                                                          1,026             719           2,094           2,211
                                                                           --------        --------        --------        --------

                Income (loss) before income taxes                             4,160          (1,319)         (8,968)         (7,607)

Income tax expense                                                             (832)           --            (1,598)         (2,445)
                                                                           --------        --------        --------        --------

                Net income (loss)                                          $  3,328        $ (1,319)       $(10,566)       $(10,052)
                                                                           ========        ========        ========        ========

Net income (loss) per share
         Basic                                                             $   0.34        $  (0.18)       $  (1.23)       $  (1.35)
                                                                           ========        ========        ========        ========
         Diluted                                                           $   0.31        $  (0.18)       $  (1.23)       $  (1.35)
                                                                           ========        ========        ========        ========

Shares used to compute net income (loss) per share
         Basic                                                                9,780           7,353           8,570           7,444
                                                                           ========        ========        ========        ========
         Diluted                                                             10,810           7,353           8,570           7,444
                                                                           ========        ========        ========        ========

See accompanying notes to condensed consolidated financial statements.

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                           (In thousands)

                                                                                   Three                           Nine
                                                                                Months Ended                   Months Ended
                                                                                   March 31,                      March 31,
                                                                           ------------------------        ------------------------
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
Net income                                                                 $  3,328        $ (1,319)       $(10,566)       $(10,052)

Foreign currency translation adjustment                                        (147)              -            (121)              -
                                                                           --------        --------        --------        --------

Comprehensive income                                                       $  3,181        $ (1,319)       $(10,687)       $(10,052)
                                                                           ========        ========        ========        ========

See accompanying notes to condensed consolidated financial statements.

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                                        Nine Months Ended March 31,
                                                                                                        ---------------------------
                                                                                                          1998               1997
                                                                                                        --------           --------
Cash flows from operating activities:
      Net loss                                                                                          $(10,566)          $(10,052)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Acquired research and development                                                              16,960               --
           Depreciation and amortization                                                                   2,072              1,080
           Increase of valuation allowance on deferred tax assets                                           --                3,245
           Loss on disposal of property and equipment                                                       --                  448
           Changes in operating assets and liabilities:
                Accounts receivable                                                                       (5,942)             1,314
                Inventories                                                                               (4,517)             5,108
                Accounts payable                                                                             984                483
                Accrued expenses                                                                           4,445               (159)
                 Deferred revenue                                                                           (282)              --
                Other                                                                                       (802)              (267)
                                                                                                        --------           --------

                      Net cash provided by operating activities                                            2,352              1,200
                                                                                                        --------           --------

Cash flows from investing activities:
      Cash payment for acquisition                                                                       (15,150)              --
      Purchases of property and equipment                                                                 (1,735)            (3,562)
      Purchase of marketable securities                                                                   (4,224)           (14,906)
      Proceeds from maturity of marketable securities                                                      2,993             28,908
                                                                                                        --------           --------

                      Net cash provided by (used in) investing activities                                (18,116)            10,440
                                                                                                        --------           --------

Cash flow from financing activities:
      Purchase of common stock                                                                              --               (3,627)
      Proceeds from issuance of common stock                                                              49,328                440
      Exercise of stock options                                                                             (231)              --
                                                                                                        --------           --------

                      Net cash provided by (used in) financing activities                                 49,097             (3,187)
                                                                                                        --------           --------

Net increase in cash and cash equivalents                                                                 33,333              8,453
Cash and cash equivalents at beginning of period                                                          32,788             27,846
                                                                                                        --------           --------

Cash and cash equivalents at end of period                                                              $ 66,121           $ 36,299
                                                                                                        ========           ========


Supplemental disclosures of cash paid (received) during the period for:
      Interest                                                                                          $      2           $     10
                                                                                                        ========           ========

      Income taxes                                                                                      $   (263)          $    445
                                                                                                        ========           ========

Non-cash transactions:
      Liabilities associated with the acquisition of certain net assets                                 $  3,810
                                                                                                        ========
      Common Stock issued for Miro acquisition                                                          $  4,352
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

2.       Significant Accounting Policies

Fiscal Year

         Pinnacle Systems, Inc. and its subsidiaries (the "Company") reports on a fiscal year which ends on June 30. The Company's first three fiscal quarters end on the last Friday in September, December and March. For financial statement presentation, the Company has indicated its fiscal quarters as ending on the last day of the month.

Net Income Per Share

         Effective  October 1, 1997, the Company adopted  Statement of Financial
Accounting  Standards ("SFAS") No. 128, "Earnings per Share." In accordance with
SFAS No. 128, basic EPS is computed using the weighted-average  number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive common share equivalents from the assumed exercise of options  outstanding  during the period,  if any, using the treasury stock  method.  The  following  is a  reconciliation  of the shares  used in the computation of basic diluted EPS:
                                                                      Three                        Nine
                                                                   Months Ended                Months Ended
(in thousands)                                                       March 31,                   March 31,
                                                                ------------------          ------------------
                                                                1998          1997          1998          1997
                                                                ----          ----          ----          ----
Basic EPS - weighted average shares of common stock
     Outstanding                                                9,780         7,353         8,570         7,444

Effect of dilutive common equivalent - stock
     options outstanding                                        1,030             -             -             -
                                                                ------        -----         -----         -----
Diluted EPS - weighted average shares and common
     Equivalent shares outstanding                              10,810        7,353         8,570         7,444
                                                                ======        =====         =====         =====

Common stock squivalents of 98,000, 1,022,000 and 231,000 were excluded from the net loss per share computation during the three months ended March 31, 1997 and the nine months ended March 31, 1998 and 1997, respectively, due to the antidilutive effect.

Comprehensive Income

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 "Reporting of Comprehensive income." SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There was no material differences between net income (loss) and comprehensive income (loss) during the three and nine months ended March 31, 1998 and 1997, except for the cumulative tranlation adjustment.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting SFAS No. 130.

         The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company will disclose segment information beginning with the annual report on Form 10-K for the fiscal year ending June 30, 1999.

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

         The fair value of marketable securities is substantially equal to their carrying value as of March 31, 1998. All investments at March 31, 1998 were classified as held-to-maturity. Such investments mature through June 1999.

4.       Inventories

A summary of inventories follows:
(in thousands)

                                                March 31,      June 30,
                                                  1998           1997
                                                -------         -------
         Raw materials                          $ 7,716         $ 3,554
         Work in process                          1,772             771
         Finished goods                           2,293           1,172
                                                -------         -------
                                                $11,781         $ 5,497
                                                =======         =======


Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.

5.       Customers and Credit Concentrations

During the three months ended March 31, 1998,  Ingram Micro Inc.  accounted  for approximately 10.2% of net sales. Avid Technology Inc. accounted for approximately 11.3% of net sales for the nine months ended March 31, 1998, compared to 26.6% for the comparable period ending March 31, 1997. No other customer accounted for greater than 10% of sales during these periods.

Ingram Micro Inc. accounted for approximately 19.9% and 21.9% of accounts receivable at March 31, 1998 and June 30, 1997, respectively. Avid Technology Inc. accounted for approximately 5.4% and 20.4% of accounts receivable at March 31, 1998 and June 30, 1997, respectively.

6.       Related Parties

The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three months ended March 31, 1998 and 1997, the Company purchased materials totaling $748,000 and $392,000 respectively, from Bell pursuant to the Agreement. During the nine months ended March 31, 1998 and 1997, the Company purchased materials totaling $3,180,000 and $3,313,000 respectively from Bell pursuant to the Agreement.

7.       Acquisitions

         In August 1997, the Company acquired the miro Digital Video Products from miro Computer Products AG. In the acquisition, the Company acquired the assets of the miro Digital Video Products group, including the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 203,565 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs in the nine months ended March 31, 1998. The terms of the acquisition also included an earnout provision in which miro Computer Products AG will receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition as long as operating profits related to such sales exceed 3% of sales, increasing to 85% of sales for those sales which exceed $59 million during the same twelve month period. Any earnout payments will be paid in common stock of the Company.

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

(In thousands, except per share data)          Nine months ended    Year ended
                                                 March 31, 1998    June 30, 1997
                                                 --------------    -------------
Net sales                                          $   80,204      $   74,255
Net income (loss)                                  $    6,268      $  (14,353)
Net income (loss) per share - Basic                $     0.73      $    (1.89)
Net income (loss) per share - Diluted              $     0.65      $    (1.89)


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

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results." These forward-looking statements include the last sentence of the first paragraph of "Overview," the sentence under "Broadcast Market" regarding commercial shipments of AlladinPro, the sentence under "Desktop Market"
regarding commercial shipments of DC50, the sentence under "Consumer Market" regarding commercial shipments of Studio 400, the "Engineering and Product Development" paragraph, the second and fourth paragraphs of "Liquidity and Capital Resources" as well as those set forth in "Factors Affecting Future Operating Results."

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

      Broadcast Market

         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In June 1997, the Company commenced shipment of DVExtreme and Lightning, two Windows NT-based products designed to serve the broadcast market. In April 1997, the Company purchased the Deko titling systems product line and technology from Digital GraphiX Inc. Deko, in conjunction with DVExtreme and Lightning, furthers the Company's BroadNet strategy of offering an interconnected family of Windows NT-based video production systems for the broadcast market. In April 1998, the Company announced AlladinPro, a digital video effects system positioned to address the cost-conscious broadcast digital market. AlladinPro is expected to commence shipment during the three months ending June 30, 1998. The primary products sold into the broadcast market in the nine months ended March 31, 1998 are the DVExtreme, Lightning, and Deko products. The broadcast market accounted for approximately 24.1% and 23.1% of net sales in the three month periods ended March 31, 1998 and 1997, respectively, and approximately 25.0% and 22.3% of net sales in the nine month periods ended March 31, 1998 and 1997, respectively.

      Desktop Market

         The Company's desktop products are designed to provide high quality real time video manipulation capabilities for computer-based video post-production systems at significantly lower price points than broadcast products. The Company's first desktop product, Alladin, commenced shipment in June 1994. The Company further expanded the desktop product line with the introduction of Genie in June 1996. Additionally, in August 1997 the Company acquired the Digital Video Group (the "Miro Acquisition") from Miro Computer Products AG and began selling the miroVideo desktop product lines. During the three months ended March 31, 1998, the Company commenced production shipments of DV300 and Reeltime. DV300 is an all-digital video editing platform that allows enthusiasts and professionals to scan, capture, and edit video data using a digital video camcorder and a personal computer. Reeltime is a dual stream video and audio capture product with real time special effects. In April 1998, the Company introduced the DC50, a professional non-linear editing system offering component, composite and S-Video input and output connections. DC50 is expected to commence shipment during the three months ending June 30, 1998. The desktop market accounted for approximately 60.4% and 58.0% of net sales in the three month periods ended March 31, 1998 and 1997, respectively, and approximately 52.1% and 66.1% of net sales in the nine month periods ended March 31, 1998 and 1997, respectively.

      Consumer Market

         The Company's consumer products provide video editing solutions which allow consumers to edit their home videos using a personal computer, camcorder and VCR. The Company's consumer products are sold at significantly lower price points than the Company's desktop products and are sold as software packages or as computer add-on products. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer editing product, the VideoDirector Studio 200, in March 1997. Additionally, in August 1997 the Company completed the Miro Acquisition and began selling the miroVideo consumer product line. In March 1998, the Company announced Studio 400, which is the successor product to VideoDirector Studio 200. The Company currently expects to initiate production shipment of Studio 400 during the three months ending June 30, 1998. The consumer market accounted for approximately 15.5% and 18.9% of net sales in the three month periods ended March 31, 1998 and 1997, respectively, and approximately 22.9% and 11.6% of net sales in the nine month periods ended March 31, 1998 and 1997, respectively.

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

         To further the Company's strategy of providing an expanded line of easy to use computer-based video production products, in August 1997 the Company completed the Miro Acquisition. The Company paid approximately $15.2 million in cash, issued 203,565 shares of Common Stock valued at $4.4 million, assumed liabilities of approximately $2.7 million and incurred transaction costs of $1.1 million. The Company anticipates that it will incur additional costs in connection with the integration of the Digital Video Group. In addition, as a result of the Miro Acquisition the Company will incur increased fixed operating expenses. The Company charged approximately $17.0 million of the purchase price as in process research and development and $465,000 as other non-recurring costs in the nine months ended March 31, 1998. The terms of the acquisition also include an earnout provision pursuant to which Miro will receive additional consideration equal to 50.0% of sales generated in excess of $37.0 million during the first twelve full months following the acquisition as long as operating profits related to such sales exceed 3% of sales, increasing to 85.0% of sales for those sales which exceed $59.0 million during the same twelve month period. Such additional consideration, if any, will be paid in Common Stock of the Company, recorded as goodwill and amortized over nine years beginning September 1, 1998. As of March 31, 1998, seven months following the Miro Acquistion, sales of Miro-derived products totaled approximately $31.3 million and operating profits exceeded 3% of sales.

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

Results of Operations

         Net Sales. The Company's net sales increased by 255% to $29,332,000 in the three months ended March 31, 1998 from $8,265,000 in the three month period ended March 31, 1997. Net sales increased by 194% to $73,727,000 in the nine months ended March 31, 1998 from $25,052,000 in the nine months ended March 31, 1997. The increase in both periods was attributable to an increase in sales of all three product groups: broadcast, desktop and consumer. The increase in consumer sales resulted from sales of products acquired in the Miro Acquisition and sales of the VideoDirector Studio 200, which commenced shipment in March 1997. Broadcast sales increased as a result of increasing sales of DVExtreme and Lightning, which were first shipped in June 1997, and Deko, which was acquired in April 1997, partially offset by a decline in sales of Prizm and FlashFile. Desktop sales increased as a result of miroVideo DC30 sales following the Miro Acquisition, as well as DV300 and ReelTime, which commenced shipment in February 1998 and March 1998, respectively. Sales outside of North America were approximately 57.7% and 32.8% of net sales in the three months ended March 31, 1998 and 1997, respectively and 57.0% and 37.2% in the nine months ended March 31, 1998 and 1997, respectively. The increase in sales outside of North America in both periods was primarily attributable to sales of miroVideo products in Europe following the Miro Acquisition.

         Cost of Sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping and warranty costs. Gross profit as a percentage of net sales was 53.5% and 43.0% in the three months ended March 31, 1998 and 1997, respectively, and 53.2% and 28.0% in the nine months ended March 31, 1998 and 1997, respectively. The increase in the three month period was due primarily to an increase in sales of higher margin broadcast products, partially offset by increased sales of consumer product lines which generally have lower gross margins. The increase in the nine month period was primarily due to a significant charge to cost of sales relating primarily to inventory write downs totaling $4.0 million during the nine months ended March 31, 1997.

         Engineering and Product Development. Engineering and product development expenses increased 67.1% to $3,165,000 in the three months ended March 31, 1998 from $1,894,000 during the comparable three month period in the prior year. The Company's engineering and product development expenses increased 42.1% to $8,155,000 in the nine months ended March 31, 1998 from $5,739,000 during  the nine  months  ended  March 31,  1997.  The  increase  was  primarily attributable to increased expenditures in connection with the continued expansion of the Company's engineering design teams, in particular the engineering design group based in Braunschweig, Germany established in connection with the Miro Acquisition. Engineering and product development expenses as a percentage of net sales were 10.8% and 22.9% during the three months ended March 31, 1998 and 1997, and 11.1% and 22.9% during the nine months ended March 31, 1998 and 1997, respectively. The Company expects to continue to allocate significant resources to engineering and product development efforts, including the Deko engineering team located in Paramus, New Jersey and the Miro engineering team located in Braunschweig, Germany. In April 1998, the Company formed an additional engineering design team located in Grass Valley, California.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 158% to $7,947,000 in the three months ended March 31, 1998 from $3,077,000 during the comparable three month period in the prior year. The Company's sales and marketing expenses increased 157% to $21,332,000 in the nine months ended March 31, 1998 from $8,285,000 during the nine months ended March 31, 1997. The increase in sales and marketing expenses was primarily attributable to promotional costs for the introduction of several new broadcast and consumer products, as well as the hiring of sales and marketing personnel in connection with the Miro Acquisition. Sales and marketing as a percentage of net sales were 27.1% and 37.2% for the three month periods ending March 31, 1998 and 1997, and 28.9% and 33.1% for the nine month periods ending March 31, 1998 and 1997, respectively.

         General and Administrative. General and administrative expenses increased 134% to $1,455,000 in the three months ended March 31, 1998 from $623,000 during the comparable three month period in the prior year. General and administrative expenditures increased 37.1% to $3,858,000 in the nine months ended March 31, 1998 from $2,813,000 during the comparable nine month period in the prior year. As a percentage of net sales, general and administrative expenses were 5.0% and 7.5% during the three months ended March 31, 1998 and 1997, respectively and 5.2% and 11.2% during the nine months ended March 31, 1998 and 1997, respectively. Included in general and administrative expenses for the nine months ended March 31, 1998 is approximately $465,000 of nonrecurring costs associated with the Miro Acquisition. Included in general and administrative expenses for the nine months ended March 31, 1997 is approximately $500,000 relating to the disposal of leasehold improvements and other capital equipment, moving costs and rent overlap incurred as a result of the move to the Company's Mountain View facility.

         In Process Research and Development. During the nine month period ended March 31, 1998, the Company recorded an in process research and development charge of approximately $17.0 million relating to the Miro Acquisition.

         Interest Income (Expense), Net. In the three and nine month periods ended March 31, 1998, net interest income was $1,026,000 and $2,094,000, respectively, as compared to net interest income of $719,000 and $2,211,000 in the comparable periods a year ago.

         Income Tax Expense. The Company recorded provisions for income taxes of $832,000 and zero for the three months ended March 31, 1998 and 1997, respectively. Income tax expense was $1,598,000 and $2,445,000 for the nine months ended March 31, 1998 and 1997, respectively. Included in income tax expense for the nine months ended March 31,

1997 is a charge of $3,245,000 resulting from the establishment of a valuation allowance against the Company's deferred tax asset. As of June 30, 1997, the Company had federal and state net operating loss carryforwards of $3.1 million and $1.3 million, respectively, which expire from 2002 to 2012. As of June 30, 1997, the Company also had federal research and experimentation and alternative minimum tax credit carryforwards of $886,000 which expire between 2006 and 2012, and state research and experimentation credit carryforwards of $339,000 which have no expiration provision.

Liquidity and Capital Resources

         The Company completed public offerings in November 1994 and July 1995, raising approximately $65.5 million in cash, net of offering expenses. In November 1997 the Company completed an additional public offering, raising approximately $47.0 million in cash, net of offering expenses.

         The Company's operating activities generated $2,352,000 during the nine months ended March 31, 1998. The cash provided by operating activities was the result of the net loss of $10,566,000 as adjusted by the acquired research and development charge of $16,960,000, depreciation and amortization of $2,072,000, and was partially offset by net increases in the components of working capital, primarily accounts receivable.

         During the nine months ended March 31, 1998, $1,735,000 million was invested in property and equipment, compared to $3,562,000 million in the nine months ended March 31, 1997. The high level of expenditure for the nine months ended March 31, 1997 was primarily related to leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility a year ago. The Company expects to continue to purchase property and equipment at a reduced rate from prior year levels. Such capital expenditures will be financed from working capital.

         In January 1997, the Company's Board of Directors authorized a stock repurchase program pursuant to which the Company was authorized purchase up to 750,000 shares of its Common Stock on the open market. Through June 30, 1997, the Company had repurchased and retired approximately 317,000 shares of its Common Stock in the open market at an average purchase price of $11.43 for a total cost of $3,627,000. No shares were repurchased after June 30, 1997, and in October 1997 the stock repurchase program was terminated.

         In August 1997, the Company completed the Miro Acquisition. In the purchase, the Company paid approximately $15.2 million in cash, issued 203,565 shares of Common Stock valued at $4.4 million, and assumed liabilities of approximately $2.7 million. The Company will also pay additional consideration in the form of additional shares of Common Stock if certain revenue and profitability objectives are achieved during the first twelve months following the Miro Acquisition.

         As of March 31, 1998, the Company had working capital of approximately $90.4 million, including $66.1 million in cash and cash equivalents and $10.1 million in marketable securities. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.


Factors Affecting Operating Results

         Significant Fluctuations in Operating Results. The Company's quarterly and annual operating results have in the past varied significantly and are expected to vary significantly in the future as a result of a number of factors, including the timing of significant orders from and shipments to major OEM customers, in particular Avid, the timing and market acceptance of new products or technological advances by the Company and its competitors, the Company's success in developing, introducing and shipping new products, such as ReelTime, DV300, DC50 and Studio 400, the mix of distribution channels through which the Company's products are sold, changes in pricing policies by the Company and its competitors, the accuracy of the Company's and resellers' forecasts of end user demand, the timing and amount of any inventory write downs, the ability of the Company to obtain sufficient supplies of the major subassemblies used in its products from its subcontractors, the ability of the Company and its subcontractors to obtain sufficient supplies of sole or limited source components for the Company's products, the timing and level of product returns, particularly from the consumer distribution channels, foreign currency fluctuations, costs associated with the acquisition of other companies, businesses or products, the ability of the Company to integrate acquired companies, businesses or products, such as the product lines acquired in the Miro Acquisition, and general economic conditions, both domestically and internationally. The Company's operating expense levels are based, in part, on its expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales.

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

         Risks Associated with the Consumer Market. The Company entered the consumer market with the purchase of the VideoDirector product line in June 1996 and began shipping the Company's first internally developed consumer product, the VideoDirector Studio 200, in March 1997. The successor product, Studio 400, was announced in March 1998 and is expected to commence shipment during the three months ending June 30, 1998. In addition, in connection with the Miro Acquisition in August 1997, the Company acquired certain of Miro's consumer products, as well Miro's European sales organization. The Company anticipates expending considerable resources to develop, market and sell products into the consumer market. The Company has limited experience marketing and selling products through the consumer distribution channels. To be successful in this market, the Company must establish and maintain effective consumer distribution channels including distributors, electronic retail stores and telephone and Internet orders. Because the VideoDirector Studio 200 and 400 must be used with a personal computer, a camcorder and a VCR, none of which is supplied by the Company, consumer acceptance will be adversely affected to the extent end users experience difficulties installing and using the VideoDirector Studio 200 and 400 with these other electronic components. In addition, the Company faces additional or increased risks associated with inventory obsolescence and inventory returns as products sold into the consumer channel typically provide stock rotation and price protection rights to the reseller. There can be no assurance that the consumer video market will continue to develop, or that the Company can successfully compete against current and future competitors in this market. The failure of the Company to successfully develop, introduce and sell products in this market could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Dependence on Resellers; Absence of Direct Sales Force; Expansion of Distribution Channels."

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

         Technological Change and Obsolescence; Risks Associated with Development and Introduction of New Products. The video post-production equipment industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The development of new, technologically advanced products incorporating proprietary hardware and software is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. The Company is critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer its customers additional features and enhanced performance at competitive prices. These products include those that the Company has recently introduced, such as DV300 and Reeltime, which began shipping in February and March 1998, respectively, as well as products that have not yet been commercially launched, such as AlladinPro, DC50, and Studio 400. Once a new product is developed, the Company must rapidly commence volume production, a process that requires accurate forecasting of customer requirements and the attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. For example, the introduction of DVExtreme and Lightning has resulted in a significant decline in sales of Prizm and Flashfile and a write down of inventory. The Company has experienced delays in the shipment of new products in the past, and these delays adversely affected sales of existing products and results of operations. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could adversely affect the Company's business, financial condition and results of operations, particularly on a quarterly basis. In addition, as is typical with any new product introduction, quality and reliability problems may arise and any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

         Competition. The market for the Company's products is highly competitive. The Company anticipates increased competition in each of the broadcast, desktop and consumer video production markets, particularly since the industry is undergoing a period of consolidation. Competition for the Company's broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's competitors in the broadcast market include companies with substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, these competitors have established relationships with current and potential customers of the Company and some offer a wide variety of video equipment which can be bundled in certain large system sales. In the desktop market, the Company faces competition from traditional video suppliers, providers of desktop editing solutions, video software applications, and others. In addition, suppliers of video manipulation software may develop products which compete directly with those of the Company. The consumer market in which VideoDirector Studio 200, Studio 400 and the miroVideo products compete is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with the Company's consumer products by providing some or all of the same features and video editing capabilities. In addition, the Company expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with the Company's consumer products. The Company expects that potential competition in this market is likely to come from existing video editing companies, software application companies, or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market. Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Dependence on Resellers; Absence of Direct Sales Force; Expansion of Distribution Channels. The Company distributes its products primarily through a network of dealers, OEMs, retailers and other resellers. Accordingly, the Company is dependent upon these resellers to assist in promoting market acceptance of its products. There can be no assurance that these dealers, OEMs and retailers will devote the resources necessary to provide effective sales and marketing support to the Company. The Company's dealers and retailers are generally not contractually committed to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's product or for any other reason. Because the Company sells a significant portion of its products through dealers and retailers, it is difficult to ascertain current demand for existing products and anticipated demand for newly introduced products such as DV300, ReelTime, AlladinPro, DC50 and Studio 400, regardless of the level of dealer inventory for the Company's products. Moreover, initial orders for a new product may be caused by the interest of dealers in having the latest product on hand for potential future sale to end users. As a result, initial stocking orders for a new product, such as DV300, ReelTime, AlladinPro, DC50 and Studio 400 may not be indicative of long-term end user demand. In addition, the Company is dependent upon the continued viability and financial stability of these dealers and retailers, some of which are small organizations with limited capital. The Company believes that its future growth and success will continue to depend in large part upon its dealer and retail channels. Accordingly, if a significant number of its dealers and/or retailers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's results of operations could be adversely affected.

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

         Dependence on Proprietary Technology. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the intellectual property rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality and nondisclosure agreements with its employees and OEM customers and limits access to and distribution of its proprietary technology. The Company currently holds two United States patents covering certain aspects of its technologies for digital video effects and has an application pending for a third patent. There can be no assurance that the Company's pending patent application or any future patent applications will be allowed or that issued patents will provide the Company with a competitive advantage. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         International Sales Risks. Sales of the Company's products outside of North America represented approximately 46.5%, 38.7% and 39.7% of the Company's net sales in fiscal 1995, 1996 and 1997, respectively and 57.7% and 57.0% for the three and nine months ended March 31, 1998. The Company expects that international sales will continue to represent a significant portion of its net sales, particularly in light of the Miro Acquisition. The Company makes foreign currency denominated sales in many countries, exposing itself to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, the Company will increase the amount of sales denominated in foreign currency during fiscal 1998, especially for sales of consumer products into Europe. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

                  27.1   Financial Data Schedule

-----------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PINNACLE SYSTEMS, INC.



Date: May 7, 1998                      By:   /s/Mark L.  Sanders
                                            ------------------------
                                             Mark L. Sanders
                                             President, Chief Executive Officer
                                             and Director

Date: May 7, 1998                      By:   /s/Arthur D.  Chadwick
                                            ---------------------------
                                             Arthur D. Chadwick
                                             Vice President, Finance and
                                             Administration and Chief Financial
                                             Officer