Form 10-K
period 1998-06-30
PINNACLE SYSTEMS INC
filed 1998-09-11
CIK 774695

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998 or

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


       Registrant's telephone number, including area code: (650) 526-1600



           Securities registered pursuant to Section 12(b) of the Act:



                                               Name of each exchange
     Title of each class                        On which registered
   -----------------------                  -------------------------
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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 27, 1998 as reported on the Nasdaq National Market System, was approximately $231,279,344. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 27, 1998, registrant had outstanding 10,111,952 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held October 21, 1998.

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

ITEM 1.  BUSINESS

         Pinnacle Systems, Inc. designs, manufactures, markets and supports computer-based video post-production products to serve the broadcast, desktop and consumer markets. The Company's products incorporate specialized real time video processing technologies to perform a variety of video post-production functions such as the addition of special effects, graphics and titles to multiple streams of live or recorded video material. To address the broadcast market, the Company offers high performance, specialized Windows NT-based solutions for high-end, post-production and broadcast on-air applications. For the desktop market, the Company provides real time video manipulation tools to support both linear, or tape-based, and non-linear, or computer-based, editing environments. To address the consumer market, the Company offers low cost, easy to use video editing solutions that allow consumers to edit their home videos using a personal computer, camcorder and VCR. Used in conjunction with standard computer platforms, these technologies provide high quality, cost effective, computer-based video processing solutions for the post-production market. In addition, the Company recently has expanded the scope of its products to encompass certain COmpression/DECompression ("CODEC") technology required to control and transfer video into and out of the computer ("video capture"). By combining the Company's real time video processing technology, video capture technology and application program interface ("API"), the Company intends to provide a complete video processing platform that supports a variety of video editing software applications.

Industry Background

         The development of a video program involves three distinct processes: pre-production, which involves planning and preparation for the recording of the video program; production, which involves the acquisition (shooting) of video material; and post-production, which involves the organization of raw video segments acquired in the production phase into a cohesive and appealing program (editing). During the post-production phase, elements such as titles, graphics and transitions between video segments are incorporated to enhance the overall quality and impact of a video program.

         Historically, the video production industry has focused on providing program material for broadcast television and advertising. Recently, new and expanding channels of video content distribution, including cable television, direct satellite broadcast, video rentals, the Internet, CD-ROM, DVD and video-on-demand have led to a rapid increase in demand for video content for a wide variety of additional applications that require less expensive and easier to use editing approaches. New commercial and industrial applications for this market include multimedia entertainment, video games, music videos, special event videos, education and training and corporate communications. In addition, the popularity of camcorders, VCRs and personal computers has fueled the growth of an emerging consumer market for low cost video production technology that enables consumers to create and edit home videos. These expanding channels of video content distribution and new applications are increasing the demand for video production tools.

         To create high quality video programs for broadcast television and advertising, producers have traditionally used expensive, dedicated video production equipment linked together in a complex interconnected system to form a video "editing suite." Typical editing suites incorporate video recorders, switchers, digital video effects systems, still image management systems, character generators, electronic paint systems and other products, often provided by multiple manufacturers. These editing suites require highly skilled personnel to operate and maintain.

         More recently, computer-based video solutions combining personal computers with specialized video processing technology can now provide video quality comparable to that of traditional editing suites at significantly lower cost. As a result, these computer-based video solutions are increasingly replacing the traditional editing suites. In addition, such solutions are often easier to use since they utilize common graphical user interfaces. The lower cost and ease of use of computer-based video tools enables large numbers of creative individuals, previously untrained in video production, to produce professional quality video programming. A complete computer-based video solution generally includes four components: a computer, specialized audio and video processing hardware, an associated API and specific editing applications. These components have often been supplied by a single vendor. However, as the computer-based video industry develops, it is shifting toward Windows NT-based open architecture solutions.

         As a result of these changes, the broadcast market is transitioning to computer-based solutions, the desktop market is expanding rapidly and, more recently, a consumer market has begun to emerge. These changes have created opportunities for companies that focus on computer-based solutions for the video production industry.


 The Pinnacle Approach

         The Company designs, manufactures, markets and supports computer-based video post-production products to serve the broadcast, desktop and consumer markets. The Company's products are based on its proprietary video manipulation technology and offer the following benefits:

         Sophisticated Video Manipulations. Pinnacle's products provide advanced video manipulation capabilities, such as special effects, graphics and titles. Videographers constantly seek effects to give their programs a new look and to allow them to differentiate and enhance their end product.

         Real Time Interactivity. Pinnacle's products allow users to select an effect and instantly see the result. This real time interactivity gives users the flexibility to try many different effects and fine-tune the resulting content.

         Open Systems. Pinnacle's products conform to generally accepted industry standards for video input/output and control, allowing interoperability with a wide variety of video processing and storage equipment. Furthermore, the Company has developed and published, and is encouraging others to adopt, open interface specifications for video input/output products, manipulation and control for computer-based video post-production.

         Ease of Use. Pinnacle's products include menu-driven interfaces for selecting and controlling the various video manipulation functions. This reduces technical obstacles to the operation of the system, permitting the user to focus on the artistic aspects of the post-production process.

         Favorable Price/Performance Ratio. Pinnacle's products have a favorable price/performance ratio, in part because the Company uses the same proprietary components across its product lines. This enables it to reduce material costs and take advantage of higher unit volumes. The Company intends to continue lowering the cost of its products by further integrating its video manipulation and video capture technologies into application specific integrated circuits ("ASICs").

         The Company is organized into separate business groups to serve the broadcast, desktop and consumer markets. The Company believes this organizational structure enables it to address effectively different product requirements, more rapidly implement its core technologies, more effectively manage different distribution channels and anticipate and respond to changes in each of these markets.


Company Strategy

         Pinnacle's goal is to become the leading supplier of computer-based video post-production products to the broadcast, desktop and consumer markets. To pursue its goal, the Company intends to implement the following strategies:

         Expand and Leverage Core Technologies. The Company intends to expand its core software and hardware technological base through both internal development and acquisitions. For example, the Company has developed proprietary real time video manipulation technology and acquired video capture technology with its August 1997 acquisition of the miroVideo product lines (the "Miro Acquisition.") The Company uses a modular approach to product development which allows it to leverage its investment in research and development across multiple product designs and minimize time to market.

         Establish  Industry  Standard Video  Processing  Platform.  The Company
believes that as the desktop market continues to move toward an open architecture environment, companies will either provide an open architecture video processing platform or develop end user editing applications. The Company's strategy is to establish an industry standard video processing platform compatible with a broad range of applications. The platform technology will combine real time video manipulation, video capture technology and a unified API.

         Develop and Expand Worldwide Sales and Distribution Organization. The Company has developed a worldwide sales and distribution organization that it believes is a strategic advantage in the rapidly changing video post-production industry. The Company's sales organization focuses on a variety of distribution channels, including OEMs, resellers, distributors and retail stores. In connection with the Miro Acquisition, the Company added Miro's European consumer sales organization and distribution relationships which complement the Company's existing sales organization. In addition, the Company intends to continue to develop strong strategic relationships with key OEMs and resellers.

         Acquire Complementary Businesses, Products and Technologies. The Company has grown and intends to continue to grow both internally as well as through the acquisition of complementary businesses, product lines or technologies. The Company frequently evaluates strategic acquisition opportunities that could enhance the Company's existing product offerings or provide an avenue for developing new complementary product lines. The Company believes that the video production industry is in a period of consolidation and that strategic acquisition opportunities may arise.


Products

         The Company offers four families of video products aimed at the broadcast market: the DVExtreme family, the Lightning family, the Deko family, and AlladinPRO. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the Reeltime, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300 families. The Company entered the consumer market through the acquisition of the VideoDirector product line from Gold Disk, Inc. ("Gold Disk") in June 1996 and in March 1997 commenced shipment of its first internally developed consumer product, the VideoDirector Studio 200 which was superseded by the Studio 400 in June 1998. In August 1997, the Company acquired certain consumer products, specifically the miroVIDEO DC10, miroVIDEO DC20 and miroVIDEO PCTV in connection with the Miro Acquisition. The Company currently offers the following products to address video post-production needs for the broadcast, desktop and consumer markets:

         Broadcast Market

         For the broadcast market the Company currently offers products that provide real time digital effects, still image management and storage and real time video character generation. These products generally include proprietary hardware and software and specialized control panels and/or keyboards for rapid operations, especially for on-air applications. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In June 1997, the Company commenced shipment of two new product families, DVExtreme and Lightning, which are designed to address the markets previously addressed by Prizm and Flashfile, respectively. In April 1997, the Company completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. ("Digital Graphix.") In June 1998, the Company commenced shipment of AlladinPRO, a new high-performance Windows NT based digital video effects system designed for live and on-line applications. These four product families comprise the Company's suite of high performance real time Windows NT-based products designed for broadcast and high-end, post-production applications.

         DVExtreme Family. DVExtreme is the Company's high performance, real time digital video effects system for broadcast and high-end, post-production customers which seek to incorporate unique special effects into their programming. The DVExtreme family replaced the Company's Prizm family of products, which was first introduced in 1990. DVExtreme, a Windows NT-based, multi-channel system, can simultaneously manipulate up to three channels of live video and can generate real time effects such as four-corner page peels and turns with highlights and shadows, water ripples, ball effects, wave patterns and other effects. It also includes the Company's ParticalFX and PainterlyFX technologies which enable the creation of video textures and paint-look effects. Because it is based on Windows NT, it can be connected to a standard computer network to facilitate file transfers in a broadcast facility. The suggested list price for a DVEtreme ranges from $44,990 to $63,990, depending on the configuration.

         AlladinPRO Family. AlladinPRO is the Company's newest high-performance Windows NT based digital video effects system designed for live and on-line applications. AlladinPRO provides users a broadcast quality single or dual channel digital video effects system, plus a built-in still store. It performs many of the functions of the DVEtreme family, but it is positioned in the market as a less expensive alternative to the DVEtreme family of products. The suggested list price for an AlladinPRO ranges from $19,990 to $29,990, depending on the configuration.

         Lightning Family. Lightning is the Company's new high performance, networkable image management system designed for broadcast and high-end, post-production applications such as news and sports programs. The Lightning family is the successor to the Company's Flashfile family of products which was first introduced in 1992. Lightning is a Windows NT-based system that can accommodate up to three channels of video, plus additional virtual channels for previewing. It has internal storage capacity for over 10,000 images, and an interface to external disks for expanded storage needs. Lightning can also perform digital video effects on captured video images. The suggested list price for a Lightning ranges from $25,990 to $31,780, depending on the configuration.

         Deko Family. The Deko family of products is designed to provide high performance titling and character generation for broadcast and on-air applications. Deko is a Windows NT-based system that includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement, multiple layers for text composition and supports a wide range of standard and international character fonts. The products support a large variety of file formats to import backgrounds, textures and images. The suggested list price for a Deko ranges from $26,900 to $31,900, depending on the configuration.


     Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing and real time video manipulation capabilities for computer-based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value added reseller, an OEM, or the end user. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the Reeltime, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300 families.

         Alladin Family. The Alladin product family is designed to provide high quality, real time video manipulation capabilities for desktop video post-production. It allows the user to manipulate and process up to four simultaneous streams of live video supplied from either videotape or computer disk. It provides a variety of video effects including dissolves, compositing of live video with text or graphics, transparency, clipping of a live image, sizing, rotation with perspective, 3D positioning and warping. The Alladin connects through an external port to a standard personal computer. The suggested list price for an Alladin ranges from $10,490 to $12,490, depending on the configuration.

         Genie Family. The Genie family of products offers a complete set of professional quality, real time 3D digital effects, switching, character generation, paint and still storage on a single personal computer interface ("PCI") board. While offering much of the functionality of Alladin, Genie does so at a much lower price point and is installed in the computer rather than connecting through an external port. GeniePlus integrates into linear desktop editing environments and includes input/output and software allowing the user to process up to two simultaneous streams of live video. In addition, a non-linear version of Genie is sold to OEM vendors who integrate and sell it with their non-linear editing products. The suggested list price for a Genie is $5,990.

         ReelTime Family. ReelTime is a dual stream video and audio capture and playback card with real time special effects. ReelTime will support the Adobe Premiere editing software. Additionally, ReelTime's open architecture is intended to support a wide variety of third-party video applications. ReelTime features real time transitions, along with real time chroma, luma and linear keying, titling, and a scalable architecture that supports the Company's Genie RT option. The Genie RT option incorporates the Pinnacle Genie add-in card and enables picture-in-picture motion and real time 3D effects, including page turns, ripples, spheres and hourglasses. The suggested list price for Reeltime is $4,990 for an NTSC version and $5,990 for a PAL version.

         MiroVIDEO DC30 Family. The miroVIDEO DC30 family was acquired as part of the Miro Acquisition. The miroVIDEO DC30 is a non-linear video and audio editing system offering composite video input and output connections, targeted at the professional videographer. It is a single stream PCI-bus video product which captures, compresses and decompresses video signals and stores and retrieves such compressed video signals from a standard computer, and features high bandwith audio capture and playback. It comes bundled with a software editing package that allows videographers to edit and create high-quality video productions. The suggested list price for a miroVIDEO DC30 is $790.

         MiroVIDEO DC-50 Family. The miroVIDEO DC50 is a non-linear video and audio editing system offering component, composite and S-Video input and output connections, targeted at the professional videographer. It has similar functionality as the miroVIDEO DC30 with the addition of a professional breakout box for a variety of video input and output options including component video. The suggested list price for a miroVIDEO DC50 is $1,950.

         MiroVIDEO DV-300 Family. The miroVIDEO DV300 is an all digital non-linear video and audio editing system offering DV (digital video) input and output connections, targeted at the professional videographer. It has similar functionality as the miroVIDEO DC30 except that it uses the DV video format. The suggested list price for a miroVIDEO DV300 is $799.


     Consumer Market

         The Company's consumer products provide video editing and video capture and playback solutions. Its consumer video editing solutions allow consumers to edit their home videos using a personal computer, camcorder and VCR. The Company's consumer products are sold at lower price points than the Company's other products and are sold as software packages and computer add-on products. The Company entered the consumer video editing market through the acquisition of the VideoDirector product line from Gold Disk in June 1996. In March 1997, the Company commenced shipment of its first internally developed consumer editing product, the VideoDirector Studio 200. Acquired in August 1997 in connection with the Miro Acquisition, the miroVIDEO DC10 and the miroVIDEO DC20 both feature video capture and playback, and the miroVIDEO PCTV allows users to view a television picture on their computer monitor. In June 1998, the Company commenced shipment of Studio 400 which replaces the VideoDirector Studio 200.

         VideoDirector Studio 200. VideoDirector Studio 200 enables basic video editing and the addition of special effects titles and graphics to home videos. Connecting to an external port, the product is easy to install and requires only limited hard disk storage space. The suggested list price for VideoDirector Studio 200 is $249.

         VideoDirector  Studio  400.  Studio  400  is  a  video  editing  system replacing the VideoDirector Studio 200 in North America with a more comprehensive feature set and ease of use. Studio 400 is expected to replace the VideoDirector Studio 200 in the rest of the world during the three months ending September 30, 1998. It connects to an external port of a Window's 95 or Window's 98 computer, a VCR, and camcorder. It is easy to install and requires only limited hard disk storage space. The product is aimed at the developing consumer market and allows users to simply cut-and-paste their best video scenes together, add music, titles, special effects and transitions. Users can create content that has many of the same effects found in far more expensive professional video editing systems. The suggested list price for Studio 400 is $229.

         MiroVideo DC10, DRX and DC20. The miroVIDEO DC10, miroVIDEO DRX and miroVIDEO DC20 are non-linear editing systems offering composite video input and output connections. The miroVIDEO DC10, branded the miroVIDEO DRX in North America, is targeted at the consumer and hobbyist market while the miroVIDEO DC20 is targeted at multimedia content developers. Both products are single stream PCI-bus video product which capture, compress and decompress video signals using a standard computer. Both products are bundled with a software editing packages. The miroVIDEO DC20 has similar functionality as the miroVIDEO DC10 and miroVIDEO DRX, except that the DC20 also includes certain audio capabilities. The suggested list price for miroVIDEO DC10 and DRX is $249 and for miroVIDEO DC20 is $599.

         MiroVideo PCTV. The miroVIDEO PCTV is targeted at the consumer market and is a single card which allows users to view a television program on their computer monitor. Throughout fiscal 1998 this product was primarily sold into the European market. The suggested list price for miroVIDEO PCTV is $129.


Technology

         The Company is a technological leader in video capture and real time video manipulation. The National Academy of Television Arts and Sciences' Outstanding Technical Achievement EMMY award has been awarded to the Company on three occasions. In 1990, the Company received an EMMY for pioneering the concept of the video workstation. In 1994, the Company received an EMMY for developing technology which allows real time mapping of live video onto animated 3D surfaces and, in 1997, the Company received an EMMY for utilization of real time video manipulation technology in non-linear editing applications. In addition, the technology that the Company acquired from Digital Graphix was awarded two EMMYs prior to its acquisition by the Company.

         Many of the Company's products share a common internal architecture. This design approach allows the Company to leverage its research and development expenditures by utilizing similar hardware and software modules in multiple products. The Company's video manipulation architecture is fundamental to the performance and capabilities of the Company's products. As a result of the Miro Acquisition, the Company has acquired video capture technology which allows high quality live video and audio to be captured and played back from a standard personal computer.

         All of the Company's products use or work with a standard personal computer for control of video manipulation functions. In all products targeting the broadcast market, the control microprocessor is embedded within the product. The desktop and consumer products are inserted into or connect externally to a personal computer. The use of industry standard microprocessors offers three main advantages over traditional video products: lower software development costs due to the availability of powerful off-the-shelf software development tools; lower product manufacturing costs due to the low costs of standard microprocessors; and the ability to integrate third party software such as networking or 3D rendering software to provide additional functionality.

         Essentially all real time video manipulation must be performed on uncompressed video data. Since uncompressed digital video rates are too high to be processed by a microprocessor in real time, video signals are internally distributed over a separate high-speed digital video bus ("DVB") and processed using the Company's proprietary real time video manipulation hardware. The video data on the DVB is processed in the standard digital component format which fully complies with the highest digital component video standards of the International Radio Consultation Committee, an organization which develops and publishes standards for international telecommunication systems.

         The software in the Company's video capture and video manipulation products is divided into two layers: the user interface application and the API. The user interface application is different and has been optimized for each product family. The API is, for the most part, common to most of the Company's products and incorporates all the proprietary low level routines which allow the Company's products to perform high quality, real time video manipulations. This software architecture has three main advantages: real time video manipulation algorithms that are complex and difficult to develop can be used in multiple products; the user interface can be tailored to meet specific user requirements; and applications can be quickly ported to the Company's products using the API.

         The Company's core technical expertise is in real time digital video processing, video capture technology, real time software algorithms, video input/output, advanced user interfaces and software control of commercially available camcorders and VCRs.

         Real Time Digital Video Processing. The Company has devoted significant resources to the development of proprietary technology for real time video processing, including high speed digital filters, image transformation buffers, plane and perspective addressing, and non-linear image manipulation. The Company has patented technology related to real time mapping of live video onto multiple, complex, animated 3D shapes and surfaces. This technology includes a proprietary data compression algorithm that compresses the address information and allows decompression of this data in real time.

         CODEC Technology. The Company has devoted significant resources to developing and acquiring hardware and software for real time video capture. This technology includes audio/video effects synchronization methodologies, compression algorithms, drivers and software for real time playback from disks.

         Real Time Software Algorithms. The digital video manipulation functions of the Company's products use common core software that perform complex computations in real time under user control. The Company has developed certain algorithms that enable the high speed computation of multiple complex equations which are required for real time video effects.

         Video Input/Output. The Company has developed technology for video input and output of composite analog, component analog and component digital video data streams. All of the Company's products work with NTSC and PAL video standards. In addition, the Company has developed interfaces to support input/output of video streams stored on computer disks.

         User Interface Design. The Company has extensive experience in the design of graphical user interfaces for video control and manipulation. The Company uses interactive, menu-driven user interfaces to control video manipulation functions.

         Camcorder and VCR Control. With the acquisition of the VideoDirector product line in June 1996, the Company obtained software code which enables a computer to control most commercially available camcorders and VCRs.

         The Company has historically devoted a significant portion of its resources to engineering and product development programs and expects to continue to allocate significant resources to these efforts. In addition, the Company has acquired certain products and technologies which have aided the Company's ability to more rapidly develop and market new products, such as the VideoDirector Studio 200 and the Studio 400. The Company's future operating results will depend to a considerable extent on its ability to continually develop, acquire, introduce and deliver new hardware and software products that offer its customers additional features and enhanced performance at competitive prices. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain market acceptance or problems associated with product transitions could adversely affect the Company's business, financial condition and results of operations, particularly on a quarterly basis.

         As of June 30, 1998, the Company had 102 people engaged in engineering and product development. The Company's engineering and product development expenses (excluding purchased in-process research and development) in fiscal 1998, 1997 and 1996 were $11.7 million, $7.6 million and $5.1 million, respectively, and represented 11.1%, 20.2% and 11.1%, respectively, of net sales.


Customers

         End users of the Company's products, none of whom accounted for a material amount of the Company's net sales during any period, range from individual users to major corporate and government entities, video production and broadcast facilities worldwide. The Company's broadcast customers include domestic and international television and cable networks, local broadcasters and program creators. The Company's desktop customers include corporations seeking to develop internal video post-production capabilities, wedding and special events videographers and small production houses serving cable and commercial video markets.


Marketing, Sales and Service

     Marketing

         The Company's marketing efforts are targeted at users of broadcast and desktop post-production suites, and at home video editing enthusiasts. In order to increase awareness of its products, the Company attends a number of trade shows, the major ones being the National Association of Broadcasters ("NAB") show and the COMDEX exhibition, both in the United States, and the International Broadcasters Convention ("IBC") show in Europe. The Company uses targeted direct mail campaigns and advertisements in trade and computer publications for most of its product lines. The Company also participates in joint marketing activities with its OEM partners and with other desktop video companies. The Company plans to expand its desktop joint marketing activities.


     Sales

         The Company maintains a sales management organization, consisting of regional sales managers in the United States, Europe and other international territories. The regional sales managers are primarily responsible for supporting independent dealers and making direct sales in geographic regions without dealer coverage or to customers that prefer to transact directly with the Company.

         The Company sells its broadcast and desktop products to end users through an established domestic and international network of independent dealers that specialize in selling video production equipment and through direct sales. The independent dealers are selected for their ability to provide effective field sales and technical support to the Company's customers. Dealers generally carry the Company's broadcast and desktop products as demonstration units, advise customers on system configuration and installation and perform ongoing post-sales customer support. The Company believes that many end users depend on the technical support offered by independent dealers in making product purchase decisions.

         The Company also sells and distributes its desktop products to OEMs that incorporate the Company's products into their video editing products and resell these products to other resellers and end users. These OEMs generally purchase the Company's products and are responsible for conducting their own marketing, sales and support activities. The Company attempts to identify and align itself with OEMs that are market share and technology leaders in the Company's target markets. In recent years the Company has been dependent on sales of Alladin and Genie to Avid Technologies, Inc. ("Avid,") which is a leading supplier of digital, non-linear video and audio editing systems for the professional video and film editing market, but sales to Avid has a percentage of total Company sales has declined during the last three years. Sales to Avid accounted for approximately 10.7% of net sales in fiscal 1998, 26.4% of net sales in fiscal 1997 and 43.3% of net sales in fiscal 1996. The concentration of the net sales to a single OEM customer subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of the OEM customer. The Company's dependence upon these resellers could have a material adverse effect on the Company's results of operations.

         The Company's consumer products are sold through different channels than the Company's other products. The Studio 400 product which replaced the VideoDirector Studio 200 product in North America in June, 1998, is sold primarily through large distributors, such as Ingram Micro Inc., and large computer and electronic retailers, such as CompUSA, ComputerCity, Circuit City, Best Buy and The Good Guys. In addition, certain of the miroVideo products are sold through the same retailers as the Studio 400. The Company acquired Miro's European sales organization in connection with the Miro Acquisition, which significantly increased the Company's desktop and consumer channel in Europe. The Company's consumer products also sold via direct telemarketing, mail order and over the Internet. The consumer market is characterized by longer payment terms and higher sales returns than the Company's broadcast and desktop markets. There can be no assurance that any particular computer retailers will continue to stock and sell the Company's consumer products. If a significant number of computer retailers were to discontinue selling those products or if sales returns are higher than anticipated, the Company's results of operations would be adversely affected. Sales to the consumer market entail a number of risks including the limited experience of the Company in this market, inventory obsolescence, product returns and potential price protection obligations.

         Sales outside of North America represented approximately 57.6%, 39.7% and 38.7% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively. The Company's sales outside of North American increased in fiscal 1998 due primarily to the addition of the MiroVideo sales and marketing channel in Europe. The Company expects that sales outside of the United States will continue to account for a significant portion of its net sales. The Company makes foreign currency denominated sales in many countries exposing itself to risks associated with foreign currency fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased significantly in fiscal 1998 since most desktop and consumer sales in Europe are now denominated in local foreign currency. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.


     Service and Support

         The Company believes that its ability to provide customer service and support is an important element in the marketing of its products. Its customer service and support operation also provides the Company with a means of understanding customer requirements for future product enhancements. The Company maintains an in-house repair facility and also provides telephone access to its technical support staff. The Company's technical support engineers not only provide assistance in diagnosing problems, but also work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. The Company supports its customers in Europe and Asia primarily through its international dealers. The Company typically warrants its products against defects in materials and workmanship for varying periods depending on the product and the nature of the purchaser.

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

         Competition for the Company's broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's principal competitors in this market include Chyron Corporation, Matsushita Electric Industrial Co. Ltd. ("Matsushita"), Quantel Ltd. (a division of Carlton Communications Plc) ("Quantel"), Scitex Video (a division of Scitex Corporation Ltd.) ("Scitex") and Sony Corporation ("Sony"), some of whom have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, these companies have established relationships with current and potential customers of the Company. Some of the Company's competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

         The Company's competition in the desktop and consumer markets comes from a number of groups of video companies such as traditional video equipment suppliers, providers of desktop editing solutions, video software application companies or others. Suppliers of traditional video equipment such as Matsushita, Quantel, Scitex and Sony have the financial resources and technical know-how to develop high quality, real time video manipulation products for the desktop video market. Suppliers of desktop video editing systems or components such as Avid, Digital Processing Systems Inc., Fast Multimedia, Iomega Corp., Matrox Electronics Systems, Ltd., Media100, Inc., Truevision, Inc. and Scitex, many of which have established desktop video distribution channels, experience in marketing video products and significant financial resources, may acquire or develop video manipulation products for the desktop video market. The Company believes that the consumer video editing market is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with the Company's consumer products by providing some or all of the same features and video editing capabilities. In addition, the Company expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with the Company's consumer products. Suppliers of video manipulation software such as Adobe Systems, Inc. ("Adobe") or SoftImage, which was acquired by Avid Technology, may develop products which compete directly with the Company's products. In addition, the Company may face competition from other computer companies that lack experience in the video production industry but that have substantial resources to acquire or develop technology and products for the video production market. There can be no assurance that any of these companies will not enter into the video production market or that the Company could successfully compete against them if they did.

Manufacturing and Suppliers

         The Company's manufacturing and logistics operations, located in Mountain View, California and Braunschweig, Germany, consist primarily of testing printed circuit assemblies, final product assembly, configuration and testing, quality assurance and shipping for the Company's broadcast and desktop products. Manufacturing of the Company's consumer and MiroVideo desktop products is performed by independent subcontractors and products are often shipped directly to the distributor or retailer. Each of the Company's products undergoes quality inspection and testing at the board level and final assembly stage. The Company manages its materials with a software system that integrates purchasing, inventory control and cost accounting.

         The Company relies on independent subcontractors who manufacture to the Company's specifications its consumer and MiroVideo desktop products and major subassemblies used in the Company's broadcast and other desktop products. This approach allows the Company to concentrate its manufacturing resources on areas where it believes it can add the most value, such as product testing and final assembly, and reduces the fixed costs of owning and operating a full scale manufacturing facility. The Company has manufacturing agreements with Quadrus, a division of Bell Microproducts, Inc., for the manufacture of major subassemblies used in its broadcast and desktop products, and with other subcontractors for the manufacture of the Company's consumer products. In addition, the Company subcontracts manufacturing related to the miroVideo products to Ihlemann GmbH and Streiff & Helmold GmbH, both of which are located in Braunschweig, Germany. The Company's reliance on subcontractors to manufacture products and major subassemblies involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture these products or subassemblies in required volumes, the Company's business, financial condition and results of operations would be materially adversely affected.

         To the extent possible, the Company and its manufacturing subcontractors use standard parts and components available from multiple vendors. However, the Company and its subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in its products, including integrated circuits manufactured by Altera Corporation, AuraVision Corporation, LSI Logic Corp., Maxim Integrated Products, Inc., National Semiconductor Corporation, Philips Electronics, Inc., Raytheon Corporation and Zoran Corporation, boards and modules manufactured by Adaptec, Inc., Sony and Truevision, Inc., field programmable gate arrays manufactured by Altera Corporation, serial RAM memory modules manufactured by Hitachi, Ltd. and software applications from Adobe and Ulead Systems, Inc. The Company's manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to the Company's manufacturing subcontractors is dependent in part on the Company's ability to provide its manufacturers, and their ability to provide suppliers, with accurate forecasts of its future requirements. The Company and its manufacturing subcontractors endeavor to maintain ongoing communication with their suppliers to guard against interruptions in supply. The Company and its subcontractors have in the past experienced delays in receiving adequate supplies of single source components. Also, because of the reliance on these single or limited source components, the Company may be subject to increases in component costs which could have an adverse effect on the Company's results of operations. Any extended interruption or reduction in the future supply of any key components currently obtained from a single or limited source could have a significant adverse effect on the Company's business, financial condition and results of operations in any given period.

         The Company's broadcast and desktop customers generally order on an as-needed basis. The Company typically ships its products within 30 to 60 days of receipt of an order, depending on customer requirements, although certain customers, including OEMs, may place substantial orders with the expectation that shipments will be staged over several months. A substantial majority of product shipments in a period relate to orders received in that period, and accordingly, the Company generally operates with a limited backlog of orders. The absence of a significant historical backlog means that quarterly results are difficult to predict and delays in product delivery and in the closing of sales near the end of a quarter can cause quarterly revenues to fall below anticipated levels. In addition, customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. As a result of these factors, the Company believes that the backlog of orders as of any particular date is not necessarily indicative of the Company's actual sales for any future period.


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

         In the course of its business, the Company may receive and in the past has received communications asserting that the Company's products infringe patents or other intellectual property rights of third parties. The Company's policy is to investigate the factual basis of such communications and to negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance that such communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation.

         There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company, to protect its trade secrets, trademarks and other intellectual property rights owned by the Company, or to defend the Company against claimed infringement. Any such litigation could be costly and a diversion of management's attention, either of which could have material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

         As of June 30, 1998, the Company had 323 full-time employees, including 102 engaged in engineering and product development activities, 56 in manufacturing, 135 in marketing and sales and 30 in administration and finance. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain and motivate qualified technical, marketing and managerial personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. In Germany, certain of the Company's employees are represented by statutory worker councils, which are representative bodies to which employees appoint representatives. In general, the employer is required to seek the approval and/or advice of the worker council before making certain significant decisions affecting the employees and the business. The Company believes that its relations with its employees are good.

Executive Officers

         The  executive  officers of the Company and their ages as of August 31, 1998 are as follows:
     -------------------------------------------------------------------------------------------------------------------------------
               Name                       Age                         Position
               ----                       ---                         --------
     -------------------------------------------------------------------------------------------------------------------------------
     Mark  Sanders....................    55     President, Chief Executive Officer and Director

     Ajay Chopra......................    41     Chairman of the Board, Vice President, General Manager, Desktop Products

     Arthur D. Chadwick...............    41     Vice President, Finance and Administration and Chief Financial Officer

     Georg Blinn......................    52     Vice President, General Manager, Pinnacle Systems GmbH

     Pat Burns........................    51     Vice President, Corporate Marketing

     Brian R. Conner..................    52     Vice President, Sales, Europe, Africa & Middle East

     Tavy A. Hughes...................    43     Vice President, Operations

     Kevin Hunt.......................    39     Vice President, Sales, North America

     William Loesch...................    44     Vice President, General Manager, Consumer Products

     William Ludwig...................    50     Vice President, Sales, Latin America & Asia

     Robert Wilson....................    44     Vice President, General Manager, Broadcast Products
     -------------------------------------------------------------------------------------------------------------------------------

         There is no family relationship between any director or executive officer of the Company.

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

         Mr. Chadwick has served as Vice President, Finance and Administration and Chief Financial Officer of the Company since January 1989. From February 1987 to January 1989 he served as Plant Manager for the

Philippines facility of Gould Semiconductor, a semiconductor company and as Corporate Controller from February 1984 to February 1987.

         Mr. Blinn has served as Vice President, General Manager, Pinnacle Systems GmbH since August 1997. Prior to joining the Company, Mr. Blinn was the Chief Financial Officer of Miro from December 1996 to August 1997 and has remained an officer of Miro Computer Products AG since the Company's acquisition of the Digital Video Group of Miro in August 1997. From January 1993 to December 1996, Mr. Blinn was an independent business consultant. From January 1987 to December 1992, Mr. Blinn served as a General Manager of Hitachi Data Systems GmbH, a mainframe computer distributor.

         Mr. Burns has served as Vice President, Corporate Marketing since February 1998. He served as Vice President of North American Sales and Corporate Marketing of the Company since December 1996. From March 1996 to November 1996, Mr. Burns served as a marketing and strategy consultant to software developers in the film and video markets. From April 1995 to February 1996, he served as Vice President and General Manager of Video and Graphics products at Radius, Inc., a graphics company. From May 1994 to April 1995, Mr. Burns served as Vice President and General Manager of Chyron's West Coast operations. From April 1993 to May 1994, Mr. Burns served as Director of International Marketing for VeriFone, Inc., a financial transaction company. From November 1991 through January 1993, Mr. Burns was Vice President of Macrovision, Inc., a video encryption company.

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

         Ms. Hughes has served as Vice President, Operations since July, 1998, as Vice President, Manufacturing of the Company since January 1995, Director of Manufacturing from April 1994 to January 1995 and a Manager from September 1993 until April 1994. From July 1991 to September 1993, Ms. Hughes served as an independent business consultant. From 1985 to June 1991, Ms. Hughes served as Manufacturing Manager of Alta Group, Inc., a manufacturer of digital video post-production equipment.

         Mr. Hunt has served as Vice President, Sales, North America since February 1998. Prior to that he served as Director, Consumer sales from May 1997. From May 1995 to May 1997 he served as Vice President, Sales for Berkeley Systems, Inc., a consumer software company. From April 1991 to May 1995, Mr. Hunt served in several executive sales positions with Radius, Inc., a digital video and graphics card manufacturer, including Director, Corporate Account Development.

         Mr. Loesch has served as Vice President, General Manager, Consumer Products since April 1997. Prior to that Mr. Loesch served as Vice President, New Business Development of the Company from May 1994 to April 1997. From July 1993 to May 1994, Mr. Loesch served as an independent business consultant. From June 1990 to November 1992, Mr. Loesch co-founded and served as President of SHOgraphics Inc., a 3D graphics systems company, and from November 1992 until July 1993 served as its Executive Vice President and Chief Technical Officer.

         Mr. Ludwig has served as Vice President, Latin American and Asia Sales of the Company since July 1996. From January 1996 to June 1996, Mr. Ludwig served as Director of Sales for Americas/Pacific Region for FAST Electronics, a video equipment manufacturer. From 1985 until January 1996, Mr. Ludwig served in several executive sales positions with Abekas Video Systems, a video equipment manufacturer, including International Sales Director for Americas/Pacific Region.

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


ITEM 2.           PROPERTIES

         The Company's principal administrative, marketing, manufacturing and product development facility is located in Mountain View, California. This facility occupies approximately 106,500 square feet pursuant to a lease which commenced August 15, 1996 and which will terminate December 31, 2003. The Company has also entered into an agreement to sublease approximately 26,500 square feet of the Mountain View, California facility to Network Computing Devices. That sublease agreement is currently scheduled to terminate on February 1999. The Company also leases approximately 30,000 square feet of engineering, administrative, logistics and marketing space in Braunschweig, Germany. The Braunschweig lease expires in August 1999.

         In addition, the Company occupies sales and customer support facilities in Uxbridge, United Kingdom; Munich, Germany: Singapore; Tokyo, Japan; Taipei, Taiwan; Nijmegen, Netherlands; and Paris, France. The Company also has three small engineering development facilities, in Gainesville, Florida, Paramus, New Jersey, and Grass Valley, California.


ITEM 3.           LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Pinnacle Systems made its initial public offering on November 8, 1994. Its Common Stock is traded on the Nasdaq National Market under the symbol PCLE. The following table sets forth for the fiscal periods indicated the range of high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market.

                                                  High             Low

    Fiscal Year Ended June 30, 1997
         First Quarter...................       $21.250         $9.250
         Second Quarter..................        13.875          8.875
         Third Quarter...................        15.250          9.250
         Fourth Quarter..................        19.000         12.500

    Fiscal Year Ended June 30, 1998
         First Quarter...................       31.750          17.125
         Second Quarter..................       33.500          20.000
         Third Quarter...................       37.875          20.000
         Fourth Quarter..................       43.500          26.000


         As of August 27, 1998, there were approximately 60 stockholders of record of the common stock.

         The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended June 30, 1998, are derived from the consolidated financial statements of Pinnacle Systems, Inc. and its subsidiaries, which financial statements have been audited by KPMG Peat
Marwick LLP, independent auditors. The results for the fiscal year ended June 30, 1998 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements as of June 30, 1998 and June 30, 1997 and for each of the years in the three year period ended June 30, 1998 and notes thereto set forth on Pages F-1 to F-19 and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

-----------------------------------------------------------------------------------------------------------------------------

(In thousands, except per share data)                                      FISCAL YEAR ENDED JUNE 30,
                                                         1998            1997           1996           1995          1994
-----------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Net sales                                           $     105,296   $     37,482    $    46,151    $    22,193   $    10,230
Cost of sales                                              48,715         23,997         23,854         11,291         5,057
                                                    --------------  -------------   ------------   ------------  ------------
            Gross profit                                   56,581         13,485         22,297         10,902         5,173
                                                    --------------  -------------   ------------   ------------  ------------
Operating expenses:
       Engineering and product development                 11,652          7,579          5,140          2,405         1,806
       Sales and marketing                                 29,301         12,667          8,907          5,340         3,274
       General and administrative                           5,342          3,702          2,186          1,088           567
       In process research and development                 16,960          4,894          3,991              -             -
                                                    --------------  -------------   ------------   ------------  ------------
            Total operating expenses                       63,255         28,842         20,224          8,833         5,647
                                                    --------------  -------------   ------------   ------------  ------------
            Operating income (loss)                        (6,674)       (15,357)         2,073          2,069          (474)
Interest income (expense), net                              3,139          2,867          3,345            738           (90)
                                                    --------------  -------------   ------------   ------------  ------------
            Income (loss) before income taxes              (3,535)       (12,490)         5,418          2,807          (564)
Income tax expense                                         (2,685)        (2,445)        (1,734)          (567)           (2)
                                                    --------------  -------------   ------------   ------------  ------------
       Net income (loss)                            $      (6,220)  $    (14,935)   $     3,684    $     2,240   $      (566)
                                                    ==============  =============   ============   ============  ============
Net income (loss) per share:
       Basic                                        $       (0.70)  $      (2.02)   $      0.51    $      0.53   $     (0.21)
                                                    ==============  =============   ============   ============  ============
       Diluted                                      $       (0.70)  $      (2.02)   $      0.47    $      0.43   $     (0.21)
                                                    ==============  =============   ============   ============  ============
Shares used to compute net income (loss) per share:
       Basic                                                8,907          7,402          7,158          4,266         2,745
                                                    ==============  =============   ============   ============  ============
       Diluted                                              8,907          7,402          7,803          5,220         2,745
                                                    ==============  =============   ============   ============  ============
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

(In thousands)                                                                      JUNE 30,
                                                          1998            1997           1996           1995          1994

-----------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:

Working capital                                     $     100,496   $     57,662    $    72,337    $    26,588   $     2,647
Total assets                                              132,937         70,007         84,561         32,724         5,904
Long-term debt                                                163            475              -              -             -
Retained earnings (deficit)                               (18,825)       (12,605)         2,330         (1,354)       (3,594)
Shareholders' equity                                      114,392         62,711         80,198         27,743         3,125

-----------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis and elsewhere in this 1998 Annual Report on Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results" These forward-looking statements include the last sentences of the paragraphs below relating to "Engineering and Product Development" and "Sales and Marketing," the "Expanding Product Line" section below under "Overview," the statements regarding the Company's expected investment in property, machinery and equipment under "Liquidity and Capital Resources" below, among others.

Overview

         The Company designs, manufactures, markets and supports video post-production tools for high quality real time video processing. The Company's products are used to capture, compress and store and edit video and to perform a variety of video manipulation functions, including the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. Pinnacle's strategy is to leverage its existing market and technological position to continue to provide innovative, real time, computer based solutions for three video post production markets which the Company characterizes as the broadcast, desktop and the consumer video markets.


     Broadcast Market


         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In June 1997, the Company commenced shipment of DVExtreme and Lightning, two Windows NT based products designed to address the markets previously addressed by Prizm and Flashfile, respectively. In April 1997, the Company completed the acquisition of the Deko titling and character generation product line from Digital Graphix ("Deko Acquisition") and has since enhanced and expanded that product line. Substantially all of the broadcast revenue in fiscal 1998 came from the sale of DVEtreme, Lightning and Deko products. In June 1998, the Company commenced shipment of AlladinPRO, a new high-performance Windows NT based digital video effects system designed for live and on-line applications. These four product families, DVExtreme, Lightning, Deko and AlladinPRO comprise the Company's suite of high performance real time Windows NT-based products designed for on-air, broadcast and high-end, post-production applications. The broadcast market accounted for approximately 24.2%, 25.4%, and 26.1% of net sales in the years ended June 30, 1998, 1997 and 1996, respectively.


     Desktop Market


         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing, and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value added reseller, an OEM, or the end user. The Company's first desktop product was the Alladin, which commenced shipment in June 1994. The Company expanded its desktop product line with the introduction of Genie in June 1996. In August 1997 the company acquired the miroVIDEO desktop product lines and during fiscal 1998 the Company introduced additional new desktop products. In fiscal 1998 the Company had two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the ReelTime, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300 families. The desktop market accounted for approximately 57.5%, 59.8% and 73.5% of net sales in the fiscal years ending June 30, 1998, 1997 and 1996, respectively.


     Consumer Market


         The Company's consumer products provide complete video editing solutions which allow consumers to edit their home videos using their home PC, camcorder and VCR. The Company's consumer products are sold at lower price points than the Company's other products and are sold as both software packages and as computer peripheral products. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer editing product, the VideoDirector Studio 200, in March 1997. In June 1998 the Company commenced shipment of Studio 400, which expands the capabilities of and replaces VideoDirector Studio 200. In August 1997 the company acquired the miroVIDEO consumer product lines. At the end of fiscal 1998 the Company's consumer product line included Studio 400, miroVIDEO DC10 and DRX, miroVIDEO DC20 and miroVIDEO PCTV. The consumer market accounted for approximately 18.3%, 14.8% and 0.4% of net sales in the fiscal years ending June 30, 1998, 1997 and 1996, respectively.


     Expanding Product Line


         In April 1997, the Company purchased the Deko titling systems product line and technology from Digital GraphiX, Inc. TypeDeko, in conjunction with DVExtreme and Lightning furthers Pinnacle's strategy of offering an interconnected family of Windows NT-based video production systems. In addition, the Company hired 27 employees from Digital Graphix to help support the ongoing development, marketing and sales of the Deko product line. The Company paid $5.3 million in cash, and assumed liabilities of $978,000 for the purchase of the Deko products, technology and assets. The assets acquired primarily included inventory and other tangible property of $593,000; intangible assets including the Deko Brand name, work force-in-place, and source code technology totaling $762,000; in process research and development charge of $4.9 million, and incurred $315,000 related to the integration of the Deko product line into the Company. The in process research and development was recorded as an expense during the fourth quarter of fiscal 1997. The intangible assets and purchased software are being amortized over a seven year period.


         To further Pinnacle's strategy of providing an expanded line of easy to use computer based video production products, in August 1997 the Company acquired the miro Digital Video Products (the "Miro Acquisition") from miro Computer Products AG ("Miro"). In the Miro Acquisition, the Company acquired the assets of the miro Digital Video Products group, including the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 203,565 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs in the year ended June 30, 1998. The terms of the Miro Acquisition also included an earnout provision pursuant to which Miro received additional consideration based on sales and operating profit targets. In September 1998, the Company issued 293,346 shares of Common Stock in consideration of such earnout payment, which will be recorded as goodwill and amortized over nine years beginning September 1, 1998.

         Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, distributors and OEMs are generally at a discount to the published list prices. Generally, products sold to OEMs are integrated into systems sold by the OEMs to their customers. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors.

Results of Operations

         The following table sets forth, for the periods indicated, certain consolidated statement of operations data as a percentage of net sales:

--------------------------------------------------------------------------------

                                               FISCAL YEAR ENDED JUNE 30,
                                               --------------------------
                                             1998          1997          1996
                                            ------        ------        ------

--------------------------------------------------------------------------------

Net sales                                    100.0%        100.0%        100.0%
Cost of sales                                 46.3           4.0          51.7
                                            ------        ------        ------
     Gross profit                             53.7          36.0          48.3
Operating expenses:
     Engineering and product development      11.1          20.2          11.1
     Sales and marketing                      27.8          33.8          19.3
     General and administrative                5.1           9.9           4.7
     In process research and development      16.1          13.1           8.7
                                            ------        ------       -------
         Total operating expenses             60.1          77.0          43.8
                                            ------        ------        ------
         Operating income (loss)              (6.4)        (41.0)          4.5
Interest income, net                           3.0           7.7           7.2
                                            ------       -------       -------
     Income (loss) before income taxes        (3.4)        (33.3)         11.7
Income tax expense                            (2.5)         (6.5)         (3.8)
                                            ------       -------       -------
     Net income (loss)                        (5.9)%       (39.8)%         7.9%
                                            ======       =======       =======

--------------------------------------------------------------------------------


Comparison of Years Ended June 30, 1998 and 1997

         Net Sales. The Company's net sales were $105.3 million in fiscal 1998 compared to $37.5 million in fiscal 1997. The increase was attributable to an increase in sales of all three product groups: broadcast, desktop and consumer. The increase in consumer sales resulted from sales of products acquired in the Miro Acquisition and sales of the VideoDirector Studio 200 and Studio 400, which commenced shipment in March 1997 and June 1998, respectively. Broadcast sales increased as a result of increasing sales of DVExtreme and Lightning, which were first shipped in June 1997, Deko, which was acquired in April 1997, and AlladinPRO which commenced shipment in June 1998, partially offset by a decline in sales of Prizm and FlashFile. Desktop sales increased as a result of miroVideo DC30 sales, which was acquired from Miro in August 1997, sales of DV300 which commenced shipment in February 1998, sales of ReelTime which commenced shipment in March 1998, and sales of miroVIDEO DC50 which commenced shipment in June 1998. Sales outside of North America were approximately 57.6% and 39.7% of the Company's net sales in fiscal 1998 and 1997, respectively. The increase in sales outside of North America in fiscal 1998 was primarily attributable to sales of miroVideo products in Europe following the Miro Acquisition.

          Cost of sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping and warranty costs. Gross profit as a percentage of net sales was 53.7% and 36.0% in fiscal 1998 and 1997, respectively. The increase in gross profit percentage is due primarily to a significant charge to cost of sales in fiscal 1997 totaling $4.0 million relating to inventory write downs.

         Engineering and Product Development. Engineering and product development expenses increased by 53.9% to $11.7 million in fiscal 1998 from $7.6 million in fiscal 1997. The increase was primarily attributable to increased expenditures in connection with the continued expansion of the Company's engineering design teams, in particular the engineering design group based in Braunschweig, Germany established in connection with the Miro Acquisition. Engineering and product development expenses as a percentage of net sales were 11.1% and 20.2% in fiscal 1998 and 1997, respectively. The Company expects to continue to allocate significant resources to engineering and product development efforts, including the Deko engineering team located in Paramus, New Jersey and the Miro engineering team located in Braunschweig, Germany.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show, cooperative marketing and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 130.7% to $29.3 million in fiscal 1998 from $12.7 million in fiscal 1997. The increase in sales and marketing expenses was primarily attributable to promotional costs for the introduction of several new broadcast and consumer products, as well as the hiring of sales and marketing personnel in connection with the Miro Acquisition. Sales and marketing expenses as a percentage of net sales were 27.8% and 33.8% in fiscal 1998 and 1997, respectively. The Company expects to continue to allocate significant resources to sales and marketing.

         General and Administrative. General and administrative expenses increased by 43.2% to $5.3 million in fiscal 1998 compared to $3.7 million in fiscal 1997. General and administrative expenses as a percentage of net sales were 5.1% and 9.9%, respectively. Included in general and administrative expenses in fiscal 1998 were $465,000 of non-recurring spending related to the acquisition of the Miro group. Included in general and administrative expenses in fiscal 1997 were $315,000 of non-recurring spending related to the acquisition of the Deko group, and approximately $500,000 relating to the disposal of leasehold improvements and other capital equipment, moving costs and rent overlap incurred as a result of the move to the Company's facility in Mountain View, California.

         In Process Research and Development. During the year ended June 30, 1998, the Company recorded an in process research and development charge of approximately $17.0 million relating to the Miro Acquisition. During the year ended June 30, 1997, the Company recorded an in process research and development charge of approximately $4.9 million relating to the Deko Acquistion.

         To determine the value of the software in the development stage for the acquisition, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risk. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes in future target markets. The analysis was based on past experience of Miro, including a product lifespan of approximately three years, continued revenue growth and profit margins ranging from 51% to 63%. In addition, the analysis included a decrease in operating expenses as a percent of sales resulting from increased sales and administrative efficiencies due to and increased volume and reduced combined overhead. A discount rate of 45% was applied to all software projects in-process. The analysis did not include any increase in sales of non-acquired product that may result from a larger sales force and greater market presence, particularly in Europe.

         Interest Income Net. Net interest income increased 6.9% to $3.1 million in fiscal 1998 from $2.9 million in fiscal 1997. The increase was due to an increase in cash and marketable securities due primarily to the completion of a public offering in November 1997.

         Income Tax Expense. The Company recorded provisions for income taxes of $2.7 million and $2.4 million for the fiscal years ended 1998 and 1997, respectively. Income tax expense for the year ended June 30, 1997 included a charge of $3,245,000 resulting from the establishment of a valuation allowance against the Company's deferred tax asset due to significant operating losses and the introduction of new products for which market acceptance was uncertain. As of June 30, 1998, the Company has federal research and experimentation and alternative minimum tax credit carryforwards of $1,315,000 which expire between 2009 and 2013, and state research and experimentation credit carryforwards of $546,000 which have no expiration provision.

Comparison of Years Ended June 30, 1997 and 1996

         Net Sales. The Company's net sales decreased by 18.8% to $37.5 million in fiscal 1997 from $46.2 million in fiscal 1996. The decrease was attributable to a decline in sales of both broadcast and desktop products, partially offset by an increase in sales of consumer products. The most significant decline in sales was of desktop products to OEMs, in particular Avid. Sales to Avid were approximately 26.4% and 43.3% of the Company's net sales for the years ended June 30, 1997 and 1996, respectively. Sales outside of North America were approximately 39.7% and 38.7% of the Company's net sales in fiscal 1997 and 1996, respectively.

         Cost of sales. Gross profit as a percentage of net sales was 36.0% and 48.3% in fiscal 1997 and 1996, respectively. The decrease in gross profit percentage is due primarily to a significant charge to cost of sales totaling $4.0 million relating to inventory write downs.

         Engineering and Product Development. Engineering and product development expenses increased by 47.5% to $7.6 million in fiscal 1997 from $5.1 million in fiscal 1996. The increases were primarily attributable to increased expenditures in connection with the continued expansion of the Company's engineering design teams and product development costs for DVExtreme, Lightning and VideoDirector Studio 200. Engineering and product development expenses as a percentage of net sales were 20.2% and 11.1% in fiscal 1997 and 1996, respectively.

         Sales and Marketing. Sales and marketing expenses increased by 42.2% to $12.7 million in fiscal 1997 from $8.9 million in fiscal 1996. The increase in sales and marketing expenses was primarily attributable to promotional costs for the introduction of several new broadcast and consumer video products. Sales and marketing expenses as a percentage of net sales were 33.8% and 19.3% in fiscal 1997 and 1996, respectively.

         General and Administrative. General and administrative expenses increased by 69.4% to $3.7 million in fiscal 1997 compared to $2.2 million in fiscal 1996. General and administrative expenses as a percentage of net sales were 9.9% and 4.7%, respectively. Included in general and administrative expenses in fiscal 1997 were $315,000 of non-recurring spending related to the acquisition of the Deko group, and approximately $500,000 relating to the disposal of leasehold improvements and other capital equipment, moving costs and rent overlap incurred as a result of the move to the Company's facility in Mountain View, California.

         In Process Research and Development. During the year ended June 30, 1997, the Company recorded an in process research and development charge of approximately $4.9 million relating to the Deko Acquistion. In June 1996, the Company purchased certain assets for $4.5 million from Gold Disk, Inc., a developer and marketer of software products for video editing and assembly. The assets acquired primarily included tangible assets of $240,000, intangible assets including the VideoDirector Brand name, user list, and source code technology totaling $342,000, and in process research and development of $4.0 million. The in process research and development were recorded as an expense during the fourth quarter of 1996. The intangible assets are being amortized over a three year period.

         Interest Income Net. Net interest income decreased 14.3% to $2.9 million in fiscal 1997 from $3.3 million in fiscal 1996. The decrease was due to a decline in cash and marketable securities as well as a decline in investment yields. Cash was used by operations and by the repurchase of common stock.

         Income Tax Benefit (Expense). The Company recorded provisions for income taxes of $2.4 million and $1.7 million for the fiscal years ended 1997 and 1996, respectively. Income tax expense for the year ended June 30, 1997 included a charge of $3,245,000 resulting from the establishment of a valuation allowance against the Company's deferred tax asset due to significant operating losses and the introduction of new products for which market acceptance was uncertain. As of June 30, 1997, the Company had federal and state net operating loss carryforwards of $3,065,000 and $1,349,000, respectively, which expire from 2002 to 2012. The Company also had federal research and experimentation and alternative minimum tax credit carryforwards of $886,000 which expire between 2006 and 2012, and state research and experimentation credit carryforwards of $339,000 which had no expiration provision.

Inflationary Impact

         Since the inception of operations, inflation has not significantly affected the operations results of the Company. However, inflation and changing interest rates have had a significant effect on the economy in general and therefore could affect the operating results of the Company in the future.

Liquidity and Capital Resources

         The Company completed its initial and follow-on public offerings in November 1994, July 1995 raising approximately $65.5 million in cash, net of offering expenses. In November 1997 the Company completed an additional public offering, raising approximately $46.9 million in cash, net of offering expenses.

          The Company's operating activities provided $9.7 million in fiscal 1998, used $1.6 million in fiscal 1997 and provided $900,000 in fiscal 1996, respectively. The cash provided by operating activities during fiscal 1998 was the result of the net loss of $6.2 million as adjusted by the acquired research and development charge of $17.0 million, depreciation and amortization of $2.7 million and tax benefit from exercise of common stock option of $2.0 million, partially offset by net increases in the components of working capital, primarily account receivable. In fiscal 1997 cash used by operating activities was the result of the net loss as adjusted by the acquired research and development, an increase in the valuation allowance on deferred tax assets, depreciation and amortization, and a loss on disposal of property and equipment, partially offset by net decreases in the components of working capital, primarily inventory.


         During fiscal 1998, $2.5 million was invested in property and equipment, compared to $3.9 million in fiscal 1997. The high level of expenditure for the fiscal 1997 was primarily related to leasehold improvements, furniture and equipment for the facility in Mountain View, California. The Company expects to continue to purchase property and equipment at an increased rate from prior year levels. Such capital expenditures will be financed from working capital.

         In January 1997, the Company's board of directors authorized a stock repurchase program pursuant to which the Company could purchase up to 750,000 shares of its common stock on the open market. The Company had repurchased and retired approximately 317,000 shares of its common stock in the open market at an average purchase price of $11.43 for a total cost of $3,627,000 until the stock repurchase program was terminated in October 1997.


         In April 1997, the Company purchased the Deko product line and technology, including the TypeDeko product from Digital GraphiX. The Company paid $5.3 million in cash and assumed liabilities of $978,000 to consummate the transaction. See "Overview."


         In August 1997, the Company completed the Miro Acquisition. In the purchase, the Company paid approximately $15.2 million in cash, issued 203,565 shares of common stock valued at $4.4 million, and assumed  liabilities  of  approximately  $2.7 million.  In September  1998,  the
Company also paid to Miro additional consideration in the form of 293,346 additional shares of common stock based on the achievement of certain revenue and profitability objectives during the twelve months following the Miro Acquisition. See "Overview."

         As of June 30, 1998, the Company had working capital of approximately $100.5 million, including $47.5 million in cash and cash equivalents and $39.3 million in short-term marketable securities. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.

Factors Affecting Operating Results


         Significant Fluctuations in Operating Results. The Company's quarterly and annual operating results have in the past varied significantly and are expected to vary significantly in the future as a result of a number of factors, including the timing of significant orders from and shipments to major OEM customers, in particular Avid, the timing and market acceptance of new products or technological advances by the Company and its competitors, the Company's success in developing, introducing and shipping new products, such as AlladinPRO, ReelTime, DV300, DC50 and Studio 400, the mix of distribution channels through which the Company's products are sold, changes in pricing policies by the Company and its competitors, the accuracy of the Company's and resellers' forecasts of end user demand, the timing and amount of any inventory write downs, the ability of the Company to obtain sufficient supplies of the major subassemblies used in its products from its subcontractors, the ability of the Company and its subcontractors to obtain sufficient supplies of sole or limited source components for the Company's products, the timing and level of product returns, particularly from the consumer distribution channels, foreign currency fluctuations, costs associated with the acquisition of other companies, businesses or products, the ability of the Company to integrate acquired companies, businesses or products, such as the product lines acquired in the Miro Acquisition, and general economic conditions, both domestically and internationally. The Company's operating expense levels are based, in part, on its expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales.

         The Company also experiences significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in Europe. The Company attends a number of annual trade shows which can influence the order pattern of products, including the NAB convention held in April, the IBC convention held in September and the COMDEX exhibition held in November. Due to these factors and the potential quarterly fluctuations in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

         Risks Associated with Potential Future Acquisitions. In August 1997, the Company completed the Miro Acquisition. In addition, the Company purchased the Deko product line and technology from Digital GraphiX, Inc. in April 1997 and the VideoDirector product line from Gold Disk, Inc. in June 1996. Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company have the potential to result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. The Company management frequently evaluates the strategic opportunities available to it and may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies.

         Risks Associated with the Consumer Market. The Company entered the consumer market with the purchase of the VideoDirector product line in June 1996. The Company began shipping its first internally developed consumer product, the VideoDirector Studio 200, in March 1997 and began shipping a successor product, the Studio 400 in June 1998. In addition, in connection with the Miro Acquisition in August 1997, the Company acquired certain of Miro's consumer products, as well as Miro's European sales organization. The Company anticipates expending considerable resources to develop, market and sell products into the consumer market. The Company has limited experience marketing and selling products through the consumer distribution channels. To be successful in this market, the Company must establish and maintain effective consumer distribution channels including distributors, electronic retail stores and telephone and Internet orders. Because many of the Company's consumer products must be used with a personal computer, a camcorder and a VCR, none of which is supplied by the Company, consumer acceptance will be adversely affected to the extent end users experience difficulties installing the Company's products with these other electronic components. In addition, the Company faces additional or increased risks associated with inventory obsolescence and inventory returns as products sold into the consumer channel typically provide stock rotation and price protection rights to the reseller. There can be no assurance that the consumer video market will continue to develop, or that the Company can successfully compete against current and future competitors in this market. The failure of the Company to successfully develop, introduce and sell products in this market could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Dependence on Resellers; Absence of Direct Sales Force; Expansion of Distribution Channels."

         Concentration of Sales to OEMs. The Company has been highly dependent on sales of its Alladin and Genie products to OEMs, in particular Avid. Sales to Avid accounted for approximately 10.7% of net sales in fiscal 1998, 26.4% of sales in fiscal 1997, and 43.3% of net sales in fiscal 1996. Though this concentration has lessened during the last two fiscal years, it still subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of OEM customers, in particular Avid. The Company's results of operations have in the past and could in the future be materially adversely affected by the failure of anticipated orders to materialize, by deferrals or cancellations of orders, or if overall OEM demand were to decline. For example, since sales to Avid began in fiscal 1996, quarterly sales to Avid have fluctuated substantially from a high of $5.6 million to a low of $1.0 million, and the Company anticipates that such fluctuations may continue. If sales to OEM customers, in particular Avid, were to decrease, the Company's business, financial condition and results of operations could be materially adversely affected.

         Technological Change and Obsolescence; Risks Associated with Development and Introduction of New Products. The video post-production equipment industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The development of new, technologically advanced products incorporating proprietary hardware and software is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. The Company is critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer its customers additional features and enhanced performance at competitive prices. These products include those that the Company has recently introduced, such as DV300 and ReelTime, which began shipping in the third fiscal quarter of 1998, as well as products that began shipping in the fourth fiscal quarter of 1998, such as AlladinPRO, Studio 400 and miroVIDEO DC50. Once a new product is developed, the Company must rapidly commence volume production, a process that requires accurate forecasting of customer requirements and the attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. For example, the introduction of DVExtreme and Lightning has resulted in a significant decline in sales of Prizm and Flashfile and a write down of inventory. The Company has experienced delays in the shipment of new products in the past, and these delays adversely affected sales of existing products and results of operations. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could adversely affect the Company's business, financial condition and results of operations, particularly on a quarterly basis. In addition, as is typical with any new product introduction, quality and reliability problems may arise and any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

         Competition. The market for the Company's products is highly competitive. The Company anticipates increased competition in each of the broadcast, desktop and consumer video production markets, particularly since the industry is undergoing a period of consolidation. Competition for the Company's broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's competitors in the broadcast market include companies with substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, these competitors have established relationships with current and potential customers of the Company and some offer a wide variety of video equipment which can be bundled in certain large system sales. In the desktop market, the Company faces competition from traditional video suppliers, providers of desktop editing solutions, video software applications, and others. In addition, suppliers of video manipulation software may develop products which compete directly with those of the Company. The consumer market in which VideoDirector Studio 200, Studio 400 and certain miroVideo products compete is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with the Company's consumer products by providing some or all of the same features and video editing capabilities. In addition, the Company expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with the Company's consumer products. The Company expects that potential competition in this market is likely to come from existing video editing companies, software application companies, or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market. Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Dependence on Key Personnel. The Company's success depends in part upon the continued service of its senior management and key technical personnel. Only one of the Company's senior management or key technical personnel is bound by an employment agreement and none are the subject of key man life insurance. The Company's success is also dependent upon its ability to attract and retain qualified technical and managerial personnel. Significant competition exists for such personnel and there can be no assurance that the Company can retain its key technical and managerial employees or that it will be able to attract, assimilate and retain such other highly-qualified technical and managerial personnel as may be required in the future. There can be no assurance that employees will not leave the Company and subsequently compete against the Company, or that contractors will not perform services for competitors of the Company. If the Company is unable to retain key personnel, its business, financial condition and results of operations could be adversely affected.

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

         International Sales Risks. Sales of the Company's products outside of North America represented approximately 57.6%, 39.7% and 38.7% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. The Company expects that international sales will continue to represent a significant portion of its net sales, particularly in light of it's increased European sales as a result of the Miro Acquisition and the addition of the Miro European sales channel. The Company makes foreign currency denominated sales in many, primarily European, countries, exposing itself to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased subtantially during fiscal 1998, especially for sales of consumer and desktop products into Europe. In fiscal 1999 any beyond, the Company expects that a majority of its European sales will be denominated in local foreign currency. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Year 2000 Compliance. Like many other companies, the Year 2000 computer issue creates risks for Pinnacle Systems. If internal systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures, i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, the Company has initiated a program, which is designed to deal with the Company's internal management information systems. Assessment and remediation are proceeding in parallel and the Company currently plans to have changes to those management and critical systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems used by the Company, including manufacturing, sales and financial systems. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 capable, or to monitor their progress toward Year 2000 capability. In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on-going throughout 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues. The Company also has begun a program to assess the capability of its products to handle the Year 2000. To assist customers in evaluating their Year 2000 issues, the Company in currently assessing the capability of its current products and products no longer being produced, to handle the Year 2000, and expects to complete that assessment by early 1999. Products will be assigned to one of the four following categories: "Year 2000 Compliant", "Year 2000 Compliant with minor issues" "Year 2000 non-compliant", "No evaluation done - will not test". Testing has not yet been completed, but based on preliminary tests, the Company believes that all current products shipping, which run under Microsoft Windows NT or Windows 95, will be "Year 2000 compliant". Testing of older products which are no longer shipping has only recently been initiated and the Company considers it likely that some older products may not be Year 2000 Compliant.

         Except as implied in any Limited Product Warranty, the Company does not believe it is legally responsible for costs incurred by customers related to ensuring their Year 2000 capability. Nevertheless, the Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through 1999 and thereafter. As used by Pinnacle Systems, "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by the Company, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Pinnacle Systems product properly exchanges date data with the Pinnacle Systems product. The costs incurred to date related to these programs have not been material. The cost which will be incurred by the Company regarding the implementation of Year 2000 compliant internal information systems, testing of current or older products for Year 2000 compliance, and answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $500,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progress. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure Year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

         No Assurance that Company Can Manage Growth. The Company has in the past experienced rapid growth. For example, net sales in fiscal 1998 were $105.3 million compared to $37.5 million and fiscal 1997. The Company anticipates that it may grow at a rapid pace in the future. Such growth could cause significant strain on management and other resources. The Company's ability to manage its growth effectively will require it to continue to improve and expand its management, operational and financial systems and controls. As a result of recent acquisitions, the Company has increased the number of its employees substantially, which increases the difficulty in managing the Company, particularly as employees are now geographically dispersed in North America and Europe. If the Company's management is unable to manage growth effectively, the Company's ability to retain key personnel and its business, financial condition and results of operations could be adversely affected.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and the independent auditors' report appear on pages F-1 through F-19 of this Report.

         Selected unaudited quarterly financial data for the past two fiscal years is set forth in Note 11 to the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held October 21, 1998, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES  AND REPORTS ON FORM
                  8-K.

         (a)(1)   Financial Statements

         The financial statements are incorporated by reference in Item 8 of this Report:

Independent Auditors' Report
Consolidated Balance Sheets, June 30, 1998 and 1997
Consolidated  Statements of Operations  for years ended June 30, 1998,  1997 and
1996
Consolidated Statements of Comprehensive Income for years ended June 30, 1998, 1997 and 1996
Consolidated Statement of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996
Notes to Financial Statements

         (a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits
                   3.1(1)       Restated Articles of Incorporation of the Registrant.
                   3.2(1)       Bylaws of the Registrant, as amended to date.
                   4.1(2)       Preferred Share Rights  Agreement,  dated December 12,  1996,   between  Registrant
                                and  ChaseMellon Shareholder Services, L.L.C.
                   4.1.1(2)     Amendment No.1 to Preferred Shares Right Agreement dated  as of April  30,
                                1998 by and  between  the Registrant and ChaseMellon  Shareholder  Services,
                                L.L.C.
                  10.1(1)       Registration Rights Agreement, dated December 21, 1990, as amended on
                                September 9, 1993.
                  10.2(1)       Series G Preferred Stock Purchase Agreement, dated September 9, 1993.
                  10.3(1)       1987 Stock Option Plan, as amended, and form of agreements thereto.
                  10.4(3)       1994 Employee Stock Purchase Plan, and form of agreement thereto.
                  10.5(1)       1994 Director Stock Option Plan, and form of agreement thereto.
                  10.6(1)       Form of Indemnification Agreement between the Registrant and its officers and directors.
                  10.7(1)       Business Loan Agreement and ancillary  documents thereto between  Registrant and Imperial Bank, dated January 3, 1994.
                  10.8(1)       Amendment  to Business  Loan  Agreement  between  Registrant  and  Imperial  Bank, dated October 12, 1994.
                  10.9(1)       Software   Development   and  License   Agreement, effective  as  of  November   23,
                                1987, between Registrant and CrystalGraphics, Inc.




                  10.10*(1)     Systems  Marketing  Agreement,  dated  December 7, 1990,  as  amended,  between
                                Registrant  and  BTS Broadcast Television Systems.
                  10.11*(1)     Development and Original  Equipment  Manufacturing and  Supply  Agreement,
                                dated  March  16,  1994, between Registrant and Avid Technology, Inc.
                  10.12*(1)     Value-added  Reseller  Agreement,  dated July 15,  1994,  between  Registrant  and Matrox
                                Corporation.
                  10.13*(1)     Letter Agreement, dated December 17, 1993, between Registrant and Capital
                                Cities/ABC, Inc.
                  10.14(1)      Master Agreement, dated March 4, 1994, between Registrant and Bell
                                Microproducts, Inc.
                  10.15*(1)     Contract  Services  Agreement,  dated  May  31,  1994,  between  Registrant  and
                                Liberty Contract Services, a division of Wyle Laboratories.
                  10.16.1(1)    Industrial Lease  Agreement,  dated July 20, 1992, as  amended,  between  Registrant and Aetna  Life Insurance Company.
                  10.16.2(4)    Amendment to  Industrial  Lease  Agreement,  dated June 8, 1995  between
                                Registrant  and Aetna  Life Insurance Company.
                  10.17(1)      Agreement, dated September 8, 1994, between Registrant and Mark L. Sanders.
                  10.18.1(5)    Agreement  Concerning  Assignment of Leases,  dated June 5, 1996,  between
                                Registrant and Network Computing Devices, Inc.
                  10.18.2(5)    Assignment  and  Modification  of Leases,  dated  August 16,  1996,  between
                                Registrant, Network Computing Devices, Inc. and D.R. Stephens & Company.
                  10.19.1*(6)   OEM Agreement between Registrant and Data Translation, Incorporated.
                  10.19.2*(6)   Amendment to OEM Agreement between Registrant and Data Translation,
                                Incorporated.
                  10.20(7)      Industrial  Lease  Agreement,  dated  November 19, 1996 between  Registrant and
                                CNC Grand Union Limited.
                  10.21(8)      1996 Stock Option Plan, and form of agreements thereto.
                  10.22(8)      1996 Supplemental Stock Option Plan, and form of agreements thereto.
                  10.23(9)      Lease Agreement,  dated July 28, 1995,  between Digital Graphics  Incorporated and Allied Securities Co.
                  10.24(10)     Registration Rights Agreement dated August 29, 1997 by and between the
                                Registrant and Miro Computer Products AG.
                  22.1          List of subsidiaries of the Registrant.
                  23.1          Report on Consolidated Financial Statement Schedule and Consent of Independent Auditors.
                  24.1          Power of Attorney (See Page 37).
                  27.1          Financial Data Schedule.

------------------
*        Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)      Incorporated  by reference to exhibits  filed with  Registrant's  Registration  Statement on Form S-1
         (Reg. No. 33-83812) as declared effective by the Commission on November 8, 1994.
(2)      Incorporated  by reference to exhibits  filed with  Registrant's  Registration  Statement on Form 8-A
         (Reg. No.  000-24784) as declared  effective by the Commission on February 17, 1997 and as amended by
         Amendment No.1 thereto on Form 8-A/A filed on May 19, 1998.
(3)      Incorporated  by reference to exhibits  filed with  Registrant's  Registration  Statement on Form S-8
         (Reg. No. 333-25697) as filed on April 23, 1997.
(4)      Incorporated  by reference to exhibits  filed with  Registrant's  Annual  Report on Form 10-K for the fiscal year ended June 30, 1995.
(5)      Incorporated  by reference to exhibits  filed with  Registrant's  Annual  Report on Form 10-K for the fiscal year ended June 30, 1996.


(6)      Incorporated by reference to exhibits filed with  Registrant's  Quarterly Report on Form 10-Q for the three months ended September 27, 1996.
(7)      Incorporated by reference to exhibits filed with  Registrant's  Quarterly Report on Form 10-Q for the three months ended December 27, 1996.
(8)      Incorporated  by reference to exhibits  filed with  Registrant's  Registration  Statement on Form S-8
         (Reg. No. 333-16999) as filed on November 27, 1996.
(9)      Incorporated  by reference to exhibits  filed with  Registrant's  Annual  Report on Form 10-K for the fiscal year ended June 30, 1997.
(10)     Incorporated  by reference to exhibits  filed with  Registrant's  Registration  Statement on Form S-3
         (Reg. No. 333-35601) as filed with the Securities and Exchange Commission on September 15, 1997.

         (b   Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1998.
         (c)  Exhibits. See Item 14(a)(3) above.
         (d)  Financial Statement Schedule. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PINNACLE SYSTEMS, INC.

                                   By:    /s/ MARK L. SANDERS
                                          --------------------------------------
                                          Mark L. Sanders
                                          President, Chief Executive Officer and
                                          Director
Date: September 10, 1998

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                              Title                                  Date
-------------------------                ------------------------------------------------      ------------------
/s/ MARK L. SANDERS                      President, Chief Executive Officer and Director       September 10, 1998
-------------------------                (Principal Executive Officer)
    Mark L. Sanders


/s/ ARTHUR D. CHADWICK                   Vice President, Financial and Administration and      September 10, 1998
-------------------------                Chief Financial Officer (Principal Financial and
    Arthur D. Chadwick                   Accounting Officer)


/s/ AJAY CHOPRA                          Chairman of the Board, Vice President, Desktop        September 10, 1998
-------------------------                Products
    Ajay Chopra



/s/ L. GREGORY BALLARD                   Director                                              September 10, 1998
-------------------------
    L. Gregory Ballard


/s/ JOHN LEWIS                           Director                                              September 10, 1998
-------------------------
    John Lewis


/s/ NYAL D. McMULLIN                     Director                                              September 10, 1998
-------------------------
    Nyal D. McMullin


/s/ GLENN E. PENISTEN                    Director                                              September 10, 1998
-------------------------
    Glenn E. Penisten


/s/ CHARLES J. VAUGHAN                   Director                                              September 10, 1998
-------------------------
    Charles J. Vaughan


                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Comprehensive Income                              F-5

Consolidated Statements of Cash Flows                                        F-6

Consolidated Statements of Changes in Shareholders' Equity                   F-7

Notes to Consolidated Financial Statements                                   F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
Pinnacle Systems Inc:

         We have audited the accompanying consolidated balance sheets of Pinnacle Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                               /s/ KPMG PEAT MARWICK LLP

Mountain View, California
July 21, 1998

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                                June 30,
                                                                                                     1998                   1997
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                                                                    $  47,478              $  32,788
      Marketable securities                                                                           39,307                 15,024
      Accounts receivable, less allowance for doubtful
          accounts and returns of $4,423 and $1,754 as of
          June 30, 1998 and 1997, respectively                                                        18,459                 10,646
      Inventories                                                                                     11,960                  5,497
      Prepaid expenses and other assets                                                                1,674                    528
                                                                                                   ---------              ---------
               Total current assets                                                                  118,878                 64,483

Marketable securities                                                                                  4,521                   --
Property and equipment, net                                                                            5,411                  4,395
Other assets                                                                                           4,127                  1,129
                                                                                                   =========              =========
                                                                                                   $ 132,937              $  70,007
                                                                                                   =========              =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                             $   8,143              $   3,955
      Accrued expenses                                                                                 9,909                  2,584
      Deferred revenue                                                                                   330                    282
                                                                                                   ---------              ---------
               Total current liabilities                                                              18,382                  6,821
                                                                                                   ---------              ---------

Long-term obligations                                                                                    163                    475

Commitments

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                                   --                     --
      Common stock, no par value; authorized 15,000 shares;
          10,073 and 7,303 issued and outstanding as of
          June 30, 1998 and 1997, respectively                                                       133,332                 75,316
      Retained earnings (deficit)                                                                    (18,825)               (12,605)
      Accumulated other comprehensive loss                                                              (115)                  --
                                                                                                   ---------              ---------
               Total shareholders' equity                                                            114,392                 62,711
                                                                                                   =========              =========
                                                                                                   $ 132,937              $  70,007
                                                                                                   =========              =========

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                          Year ended June 30,
                                                                                  -------------------------------------------------
                                                                                   1998                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $ 105,296           $  37,482           $  46,151
Cost of sales                                                                        48,715              23,997              23,854
                                                                                  ---------           ---------           ---------

             Gross profit                                                            56,581              13,485              22,297
                                                                                  ---------           ---------           ---------

Operating expenses:
       Engineering and product development                                           11,652               7,579               5,140
       Sales and marketing                                                           29,301              12,667               8,907
       General and administrative                                                     5,342               3,702               2,186
       In process research and development                                           16,960               4,894               3,991
                                                                                  ---------           ---------           ---------

             Total operating expenses                                                63,255              28,842              20,224
                                                                                  ---------           ---------           ---------

             Operating income (loss)                                                 (6,674)            (15,357)              2,073

Interest income, net                                                                  3,139               2,867               3,345
                                                                                  ---------           ---------           ---------

             Income (loss) before income taxes                                       (3,535)            (12,490)              5,418

Income tax expense                                                                   (2,685)             (2,445)             (1,734)
                                                                                  ---------           ---------           ---------

       Net income (loss)                                                          $  (6,220)          $ (14,935)          $   3,684
                                                                                  =========           =========           =========

Net income (loss) per share:
       Basic                                                                      $   (0.70)          $   (2.02)          $    0.51
                                                                                  =========           =========           =========
       Diluted                                                                    $   (0.70)          $   (2.02)          $    0.47
                                                                                  =========           =========           =========

Shares used to compute net income (loss) per share:
       Basic                                                                          8,907               7,402               7,158
                                                                                  =========           =========           =========
       Diluted                                                                        8,907               7,402               7,803
                                                                                  =========           =========           =========

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                           Year ended June 30,
                                                                                    ------------------------------------------------
                                                                                      1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   $ (6,220)           $(14,935)           $  3,684

Foreign currency translation adjustment, net of tax                                     (115)               --                  --
                                                                                    --------            --------            --------

Comprehensive income (loss)                                                         $ (6,335)           $(14,935)           $  3,684
                                                                                    ========            ========            ========

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                                      Year ended June 30,
                                                                                           ----------------------------------------
                                                                                             1998            1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income (loss)                                                                    $ (6,220)       $(14,935)       $  3,684
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          In process research and development                                                16,960           4,894           3,991
          Depreciation and amortization                                                       2,679           1,599             736
          Deferred taxes                                                                       (583)          3,245          (3,245)
          Tax benefit from exercise of common stock options                                   1,987            --             3,697
          Loss on disposal of property and equipment                                           --               448            --
          Changes in operating assets and liabilities:
              Accounts receivable                                                            (7,472)         (3,120)         (2,980)
              Inventories                                                                    (4,696)          4,649          (4,073)
              Accounts payable                                                                4,052           2,460          (1,916)
              Accrued expenses                                                                3,513            (512)          1,307
              Deferred revenue                                                                   48              35            (170)
              Other                                                                            (520)           (349)           (152)
                                                                                           --------        --------        --------

                   Net cash provided by (used in) operating activities                        9,748          (1,586)            879
                                                                                           --------        --------        --------



Cash flows from investing activities:
      Cash payments for acquisitions                                                        (15,150)         (5,270)         (4,412)
      Purchases of property and equipment                                                    (2,469)         (3,880)         (1,834)
      Purchases of marketable securities                                                    (53,804)        (14,644)        (37,448)
      Proceeds from maturity of marketable securities                                        25,000          32,908          13,000
                                                                                           --------        --------        --------

                   Net cash provided by (used in) investing activities                      (46,423)          9,114         (30,694)
                                                                                           --------        --------        --------

Cash flows from financing activities:

      Proceeds from issuance of common stock                                                 51,677           1,041          45,035
      Purchase of common stock                                                                 --            (3,627)           --
      Repayment of long-term obligations                                                       (312)           --              --
                                                                                           --------        --------        --------

                   Net cash provided by (used in) financing activities                       51,365          (2,586)         45,035
                                                                                           --------        --------        --------

Net increase in cash and cash equivalents                                                    14,690           4,942          15,220
Cash and cash equivalents at beginning of year                                               32,788          27,846          12,626
                                                                                           --------        --------        --------

Cash and cash equivalents at end of year                                                   $ 47,478        $ 32,788        $ 27,846
                                                                                           ========        ========        ========

Cash paid during the year:
      Interest                                                                             $      2        $     11        $      9
                                                                                           ========        ========        ========

      Income taxes                                                                         $  1,839        $    442        $    312
                                                                                           ========        ========        ========

Non-cash financing and investing activities:

      Common stock issued for acquisition of certain net assets                            $  4,352        $   --          $   --
                                                                                           ========        ========        ========

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                        Common stock                        Retained    Accumulated       Total
                                                  -----------------------     Deferred      earnings    other compre-  shareholders'
(In thousands)                                     Shares        Amount     compensation    (deficit)   hensive loss      equity
                                                  ---------     ---------     ---------     ---------     ---------     ---------
------------------------------------------------------------------------------------------------------------------------------------
Balances as of June 30, 1995                         5,256     $  29,170     $     (73)    $  (1,354)    $    --       $  27,743

Issuance of common stock in
    secondary public offering, net
    of issuance costs of $2,831                      1,810        43,787          --            --            --          43,787
Issuance of common stock
    related to stock plans                             402         1,248          --            --            --           1,248
Tax benefit from common
    stock option exercise                             --           3,697          --            --            --           3,697
Amortization of deferred
    compensation                                      --            --              39          --            --              39
Net income                                            --            --            --           3,684          --           3,684
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Balances as of June 30, 1996                         7,468     $  77,902     $     (34)    $   2,330     $    --       $  80,198

Issuance of common stock
    related to stock plans                             152         1,041          --            --            --           1,041
Repurchase of common stock                            (317)       (3,627)         --            --            --          (3,627)
Amortization of deferred
    compensation                                      --            --              34          --            --              34
Net loss                                              --            --            --         (14,935)         --         (14,935)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Balances as of June 30, 1997                         7,303     $  75,316     $    --       $ (12,605)    $    --       $  62,711

Issuance of common stock in
    secondary public offering, net
    of issuance costs of $3,078                      2,000        46,922          --            --            --          46,922
Issuance of common stock
    related to stock plans                             566         4,755          --            --            --           4,755
Issuance of common stock
    related to miro acquisition                        204         4,352          --            --            --           4,352
Tax benefit from common
    stock option exercise                             --           1,987          --            --            --           1,987
Net income                                            --            --            --          (6,220)         --          (6,220)
Accumulated other comprehensive loss                  --            --            --            --            (115)         (115)
                                                 =========     =========     =========     =========     =========     =========
Balances as of June 30, 1998                        10,073     $ 133,332     $    --       $ (18,825)    $    (115)    $ 114,392
                                                 =========     =========     =========     =========     =========     =========

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of the Company and Significant Accounting Policies

Company. Pinnacle Systems, Inc. and its subsidiaries (the Company) design, manufacture and sell video post-production tools for high quality real time video processing.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. For the financial periods presented, the Company's first three fiscal quarters end on the last Friday in September, December and March, respectively. For financial statement presentation, the Company has indicated its fiscal quarters as ending on the month-end. Beginning with the quarter ending September 30, 1998, the Company's fiscal quarters will end on the last day of September, December, March and June.

Financial Instruments. The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Marketable securities consist principally of commercial paper, U.S. treasury notes, corporate bonds, and other government securities with maturities between three and twenty four months and are carried at cost which approximates fair value. These investments are typically short-term in nature and therefore bear minimal interest rate risk. The Company maintains its cash balances in various currencies and a variety of financial instruments.

All investments are classified as held-to-maturity and are carried at amortized cost as the Company has both the positive intent and the ability to hold to maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income." Due to the relatively short term until maturity, the fair value of marketable securities is substantially equal to their carrying value as of June 30, 1998. Such investments mature through June 2000. The carrying amount of the Company's cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximates fair market value due to the short maturity of these financial instruments.

Inventories. Inventories are stated at the lower of first-in, first-out cost or market. Raw materials inventory represents purchased materials, components and assemblies, including fully assembled circuit boards purchased from outside vendors.

Property and Equipment. Purchased property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying values of its long-lived assets.

Other Assets. Other assets primarily consists of $3,390,000 of net intangible assets related to the miro Digital Video Products acquired from miro Computer Products AG. Such amounts are being amortized on a straight-line basis over seven years.

Revenue Recognition. Revenue on product sales is recognized upon shipment. Warranty costs are accrued at the time sales are recognized. Provision is made currently for estimated product returns and price protection which may occur under programs the Company has with its customers.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

U.S. income taxes are provided on income from foreign subsidiaries to the extent the Company plans to repatriate such income.

Net Income (Loss) Per Share. Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic EPS is computed using the weighted-average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive common share equivalents from the assumed exercise of options outstanding during the period, if any, using the treasury stock method. Prior periods have been restated to reflect the new standard. The following is a reconciliation of the shares used in the computation of basic and diluted EPS:


(in thousands)                                           YEAR ENDED JUNE 30,
                                                      --------------------------
                                                        1998    1997    1996
                                                        ----    ----    ----

Basic EPS - weighted average shares of common stock
      outstanding                                       8,907   7,402   7,158

Effect of dilutive common equivalent shares - stock
      options outstanding                                --       --      645
                                                        -----   -----   -----

Diluted EPS - weighted average shares and common
      Equivalent shares outstanding                     8,907   7,402   7,803
                                                        =====   =====   =====

Common stock equivalents of 1,012,000 and 567,000 were excluded from the net loss per share computations during the fiscal year ended June 30, 1998, and 1997, respectively, due to their antidilutive effect.

Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting of Comprehensive Income." SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There was no material differences between net income (loss) and comprehensive income (loss) during the fiscal year ended June 30, 1998, 1997, and 1996 except for the cumulative translation adjustment.

Recent Pronouncements. The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement establishes standards for public companies to report operating segment information in annual financial statements and requires those enterprises to report selected operating segment information in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company will disclose segment information beginning with the annual report on Form 10-K for the fiscal year ending June 30, 1999.

The  Financial   Accounting  Standards  Board  recently  issued  SFAS  No.  133,
Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by the fiscal year ending June 30, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

Stock-Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and has provided in Note 7 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by SFAS 123, "Accounting for Stock-Based Compensation", had been applied in measuring compensation expense.

Concentration of Credit Risk. The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and original equipment manufacturers ("OEMs"). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains cash and cash equivalents, short- and long-term investments with various financial institutions. Company policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions. The Company has not sustained material credit losses from these institutions.

Use of Estimates in Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2  Financial Instruments

Marketable Investments. The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At June 30, 1998, investments were placed with a variety of different financial institutions or other issuers, and no individual security, financial institution or obligation from a direct issuer exceeded ten percent of total investments. All investment at June 30, 1998 and 1997 are classified as held to maturity. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investment with a maturity of more than one year have a minimum rating of AA/Aa2. The Company's investment portfolio generally matures within one year or less. Investments at fiscal year end comprise:

--------------------------------------------------------------------------------
                                                              Gross
(In thousands)                             Amortized     Unrealized    Estimated
                                                Cost    Gains (Loss)  Fair Value
                                                ----   ------------   ----------
--------------------------------------------------------------------------------

1998
Cash equivalents
      Commercial paper                       $18,872      $    --        $18,872
                                             =======      =========      =======

Short-term investments
      U.S. treasury notes                    $12,046      $     (24)     $12,022
      Commercial paper                        27,261           --         27,261
                                             -------      ---------      -------
Total short-term investments                 $39,307      $     (24)     $39,283
                                             =======      =========      =======

Long-term investments
      Corporate bonds                        $ 1,032      $    --        $ 1,032
      Governmental agencies                    3,489           --          3,489
                                             -------      ---------      -------
Total long-term investments                  $ 4,521      $    --        $ 4,521
                                             =======      =========      =======

1997
Short-term investments
      U.S. treasury notes                    $15,024      $       2      $15,026
                                             -------      ---------      -------
Total short-term investments                 $15,024      $       2      $15,026
                                             =======      =========      =======

--------------------------------------------------------------------------------

Note 3   Balance Sheet Components

--------------------------------------------------------------------------------
                                                              June 30,
In thousands                                            1998             1997
                                                        ----             ----
--------------------------------------------------------------------------------
Inventories:
Raw materials                                         $  6,418         $  3,554
Work in process                                          2,946              771
Finished goods                                           2,596            1,172
                                                      --------         --------
                                                      $ 11,960         $  5,497

Property and equipment:
Machinery and equipment                               $  6,249         $  3,462
Office furniture and fixtures                            2,941            2,917
                                                      --------         --------
                                                      $  9,190         $  6,379
Accumulated depreciation                                (3,779)          (1,984)
                                                      --------         --------
                                                      $  5,411         $  4,395
                                                      ========         ========

Accrued expenses:
Payroll and commission related                        $  1,782         $    508
Taxes payable                                            1,517             --
Warranty reserve                                         1,086              613
Other                                                    5,524            1,463
                                                      --------         --------
                                                      $  9,909         $  2,584
                                                      ========         ========

--------------------------------------------------------------------------------


Note 4   Acquisitions

In August 1997, the Company acquired the miro Digital Video Products from miro Computer Products AG ("Miro"). In the acquisition, the Company acquired the assets of the miro Digital Video Products group, including the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 203,565 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs for the months ended June 30, 1998. The goodwill and other intangibles are being amortized over seven years. The terms of the acquisition also included an earnout provision pursuant to which miro Computer Products AG received additional consideration based on sales and operating profit targets. On September 3, 1998, the Company issued 293,346 shares of Common Stock to Miro in consideration of such earnout payment. The additional consideration will be amortized over nine years.

The following table presents unaudited pro forma financial information which gives effect to the acquisition of certain assets and assumption of certain liabilities of the Digital Video Group from Miro as if the transaction occurred at the beginning of each of the periods presented. The table includes the impact of certain adjustments, including elimination of the nonrecurring charge for acquired in process research and development, and additional depreciation and amortization relating to property, equipment and intangible assets acquired.

(In thousands, except per share data)           Year ended       Year ended
                                               June 30, 1998    June 30, 1997
                                               -------------    -------------
Net sales                                       $   111,773      $   74,255
Net income (loss)                               $    23,054      $  (14,353)
Net income (loss) per share - Basic             $      2.59      $    (1.89)
Net income (loss) per share - Diluted           $      2.32      $    (1.89)



         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

In April 1997, the Company purchased the Deko titling systems product line and technology from Digital GraphiX, Inc. The Company paid $5,270,000 in cash, and assumed liabilities of $978,000. The assets acquired primarily included intangible assets consisting of software in the development stage and existing software. The Company acquired inventory and other tangible property of $593,000; intangible assets including the Deko Brand name, work force-in-place, and source code technology totaling $762,000; and in process research and development of $4,894,000. The capitalized intangible assets and purchased software are being amortized over a seven year period.

In June 1996, the Company purchased certain assets and liabilities from Gold Disk Inc., a developer and marketer of software products for video editing and assembly. The Company paid $4,412,000 in cash and assumed liabilities of $161,000. The assets acquired primarily included intangible assets consisting of software in the development stage and existing software. The Company acquired inventory, accounts receivable, and other tangible property of $240,000; intangible assets including the VideoDirector Brand name, user list, and source code technology totaling $342,000; and in process research and development of $3,991,000. The capitalized intangible assets and purchased software are being amortized over a three year period.

The  Company   applied  the  purchase   method  of  accounting  to  these  three
acquisitions. To determine the value of the software in the development stage for the acquisitions, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes in future target markets. As a result of this analysis, the Company recorded an expense of $16,960,000, $4,894,000 and $3,991,000 for in process research and development on the acquisition date for the August 1997, April 1997 and June 1996 transactions, respectively.

Note 5   Commitments

The Company's future minimum commitments under all noncancelable leases at June 30, 1998 are $1,354,000, $1,332,000, $1,232,000, $1,210,000, $838,000 and
$313,000 for 1999, 2000, 2001, 2002, 2003 and thereafter, respectively. Rental income from noncancelable subleases will be $90,000 for 1999. Rent expense was $1,104,000, $817,000 and $343,000 for the years ended June 30, 1998, 1997, and
1996, respectively.

Note 6   Shareholders' Equity

Common Stock. In November 1994, the Company completed its initial public offering (IPO) selling 2,395,000 shares of common stock for net proceeds of $21,682,000 after underwriting discounts and associated costs. In conjunction therewith, 1,551,000 shares of preferred stock outstanding were converted to 1,600,000 shares of common stock. In July 1995 and November 1997, the Company completed public offerings selling an additional

1,810,000 and 2,000,000 shares of common stock for net proceeds of $43,787,000 and $46,922,000, respectively, after underwriting discounts and associated costs.

Stock Repurchase Program. In January 1997, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase up to 750,000 shares of its Common Stock on the open market. Through June 30, 1997, the Company had repurchased and retired 317,000 shares at an average purchase price of $11.43 for a total cost of $3,627,000. No shares were repurchased after June 30, 1997, and in October 1997 the stock repurchase program was terminated.

Shareholder  Rights Plan. In December  1996,  the Company  adopted a Shareholder
Rights Plan pursuant to which one Right was distributed for each outstanding share of common stock. Each Right entitles stockholders to buy one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $65.00 upon certain events.

The Rights become exercisable if a person acquires 15% or more of the Company's common stock or announces a tender offer that would result in such person owning 15% or more of the Company's common stock, subject to certain conditions. If the Rights become exercisable, the holder of each Right (other than the person whose acquisition triggered the exercisability of the Rights) will be entitled to purchase, at the Right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice the exercise price. In addition, if the Company were to be acquired in a merger or business combination after the Rights became exercisable, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of the acquiring company having a market value of twice the exercise price. The Rights are redeemable by the Company at a price of $0.001 per Right at any time within ten days after a person has acquired 15% or more of the Company's common stock.

Note 7   Employee Benefit Plans

Retirement Plan. The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Participants may elect to contribute up to 15% of their eligible earnings to this plan (up to the statutory maximum amount). The Company can make discretionary contributions to the plan determined solely by the Board of Directors. The Company has not made any such contributions to the plan to date.

Stock Option Plans. The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the grant of both incentive and nonstatutory stock options to employees, directors and consultants of the Company. Pursuant to the terms of the 1987 Plan, after April 1997 no further shares are available for future grants.

In September 1994, the shareholders approved the 1994 Directors' Option Plan (the "Director Plan"), reserving 100,000 shares of common stock for issuance. The Plan provides for the granting of nonstatutory stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board, each non-employee director automatically receives an option to purchase 5,000 shares of the Company's common stock vesting over four years. Following each annual shareholders meeting, each non-employee director receives an option to purchase 1,250 shares of the Company's common stock vesting over a twelve month period. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a ten year term. There were 70,000 and 75,000 shares available for grants under the Director Plan at June 30, 1998 and 1997, respectively.

In October 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"), reserving 370,000 shares of common stock for issuance. In October 1997, the Board of Directors increased the number of share available for exercise by 365,000 shares. The 1996 Plan provides for grants of both incentive and nonstatutory common stock options to employees, directors and consultants to purchase common stock at a price equal to the fair market value of such shares on the grant dates. Options pursuant to the 1996 Plan are generally granted for a 10-year term and generally vest over a four-year period. At June 30, 1998, there were 213,000 shares available for grant under the 1996 Plan. Subject to shareholder approval at the 1998 annual meeting of Shareholders, the Board of Directors increased the number of shares available for exercise by 500,000 shares.

In November 1996, the Board of Directors approved the 1996 Supplemental Stock Option Plan (the "1996 Supplemental Plan"), reserving 350,000 shares of common stock for issuance. In July 1997, the Board of Directors increased the number of share available for exercise by 500,000 shares. The 1996 Supplemental Plan provides for grants of nonstatutory common stock options to employees and consultants other than officers and directors at a price determined by the Board of Directors. Options pursuant to the 1996 Supplemental Plan are generally granted for a 10-year term and generally vest over a four-year period. At June 30, 1998, there were 60,000 shares available for grant under the 1996 Supplemental Plan.

In addition to the above mentioned plans, an officer of the Company holds 99,000 options at an exercise price of $2.25, all of which are outside of the Plan and were exercisable as of June 30, 1998.

Stock option activity under these employee and director option plans was as follows:

                                  Available       Options    Weighted Average
(shares in thousands)             For Grant   Outstanding      Exercise Price
-------------------------------------------------------------------------------
Balance at June 30, 1995                217         1,248           $    5.57
Additional shares reserved              360          --               --
Exercised                              --            (367)          $    2.12
Granted                                (516)          516           $   20.71
Canceled                                139          (139)          $   26.33
-------------------------------------------------------------------------------
Balance at June 30, 1996                200         1,258           $   10.50
Additional shares reserved              720          --               --
Exercised                              --             (81)          $    4.71
Granted                                (708)          708           $   11.22
Canceled                                227          (248)          $   15.41
-------------------------------------------------------------------------------
Balance at June 30, 1997                439         1,637           $   10.35
Additional shares reserved              865          --               --
Exercised                              --            (453)          $    7.76
Granted                              (1,179)        1,179           $   22.77
Canceled                                218          (266)          $   18.17
-------------------------------------------------------------------------------
Balance at June 30, 1998                343         2,097           $   16.87


Assumptions used with the Black-Scholes Option-Pricing Model were as follows: for fiscal 1998, a stock price volatility of 55.5%, no expected dividends, an average risk-free interest rate of 5.8% and an average expected option term of
4.4 years; for fiscal 1997, a stock price volatility of 55.5%, no expected dividends, an average risk-free interest rate of 6.01% and an average expected option term of 4.5 years; and for fiscal 1996, a stock price volatility of 55.5%, no expected dividends, an average risk-free interest rate of 6.33% and an average expected option term of 4.5 years. For the stock purchase plan, the stock price volatility was assumed to be 55.5% and the expected life 6 months for all fiscal years, while the interest rate was 5.46%, 5.89% and 5.46% for the years ended June 30, 1998, 1997 and 1996, respectively. The weighted average fair value for options granted during the year ended June 30, 1998 was $5.76.

The following table summarizes stock options outstanding and exercisable at June
30, 1998.




                                         Outstanding                                            Exercisable
                     ----------------------------------------------------         --------------------------
                                                   Weighted     Weighted                           Weighted
                                                    Average      Average                            Average
Exercise                           Shares         Remaining     Exercise                Shares     Exercise
Price Range                  In thousands     Life in years        Price          In thousands        Price
$0.85  to 10.00                       536               6.1       $ 6.85                   326       $ 4.93
$10.50 to 18.00                       531               8.0       $14.62                   185       $14.67
$18.13 to 24.00                       802               9.1       $21.80                    65       $19.33
$24.50 to 36.63                       228               9.5       $28.26                    11       $30.46
------------------------------------------------------------------------------------------------------------

Total                               2,097               8.1       $16.87                   587       $10.07

Had compensation expense for the Company's stock based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                 Year ended June 30,
                               -------------------------------------------------
                                      1998             1997             1996
                                      ----             ----             ----
--------------------------------------------------------------------------------
Net Income (loss)
         As reported           $   (6,220,000)   $  (14,935,000)   $   3,684,000
         Pro forma             $  (12,100,000)   $  (17,245,000)   $   2,418,000
Earnings per share:
    Basic       As Reported    $        (0.70)   $        (2.02)   $        0.51
                Pro forma      $        (1.36)   $        (2.33)   $        0.34
    Diluted     As Reported    $        (0.70)   $        (2.02)   $        0.47
                Pro forma      $        (1.36)   $        (2.33)   $        0.31


Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Stock Purchase Plan. The Company has a 1994 Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire Common Stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. In April 1997, the shareholders increased the number of shares authorized to be issued under the plan to 350,000 shares, of which 126,000 are available for issuance at June 30, 1998. Employees purchased 113,000, 72,000 and 34,000 shares for the years ended June 30, 1998, 1997 and 1996, respectively. Subject to shareholder approval at the 1998 annual meeting of Shareholders, the Board of Directors ammended the Plan to increased the number of shares available for exercise by 300,000 shares, and for an annual increase in the number of shares available for exercise by the lesser of 300,000 shares or 2% of the outstanding shares of Common Stock.

Note 8   Income Taxes

A summary of the components of income tax expense follow:

--------------------------------------------------------------------------------
                                                      Year ended June 30,
                                                  ------------------------------
                                                    1998       1997      1996
                                                    ----       ----      ----
(in thousands)
--------------------------------------------------------------------------------
Current:
     U.S. federal                                 $ 1,511    $  (841)   $ 1,185
     State                                            120          5        539
     Foreign                                          771         36         15
     Less: benefit of net operating losses         (1,121)      --         (457)
                                                  -------    -------    -------
         Total current                              1,281       (800)     1,282
Deferred:
     U.S. Federal                                    (583)     2,467     (2,467)
     State                                           --          778       (778)
                                                  -------    -------    -------
         Total deferred                              (583)     3,245     (3,245)

Charge in lieu of taxes attributed to
         employer stock option plans                1,987       --        3,697
                                                  -------    -------    -------
         Total tax expense                        $ 2,685    $ 2,445    $ 1,734
                                                  =======    =======    =======
--------------------------------------------------------------------------------

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows:

--------------------------------------------------------------------------------
                                                      Year ended June 30,
                                                 -------------------------------
                                                   1998      1997       1996
                                                   ----      ----       ----
(in thousands)
--------------------------------------------------------------------------------
Income tax expense (benefit) at federal
     statutory rate                              $(1,202)   $(4,246)   $ 1,842
State income taxes, net of federal income
     tax benefits                                    228          5        738
Termination of domestic international sales
     corporation election                           --         --          566
Unutilized net operating loss                       --        3,305       --
Foreign tax rate differentials                       182       --         --
Research tax credit                                 (430)      --         --
Change in beginning of the year valuation
     allowance                                     3,714      3,245     (1,572)
Other, net                                           193        136        160
                                                 -------    -------    -------
                                                 $ 2,685    $ 2,445    $ 1,734
                                                 =======    =======    =======

--------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of June 30, 1998, 1997 and 1996, are as follows:

--------------------------------------------------------------------------------
                                                      Year ended June 30,
                                               ---------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
(in thousands)
--------------------------------------------------------------------------------
Deferred tax assets:
     Accrued expense and reserves              $  3,873    $  3,965    $  1,682
     Acquired intangibles                         9,614       3,410       1,622
     Net operating loss carry forwards             --         1,121         122
     Tax credit carry forwards                    1,861       1,225         286
     Other                                           60          53         146
                                               --------    --------    --------
         Total gross deferred tax assets         15,408       9,774       3,858
         Less: valuation allowance              (14,385)     (9,243)       --
                                               --------    --------    --------
              Net deferred tax assets             1,023         531       3,858
                                               --------    --------    --------
Deferred tax liabilities:
         Accumulated domestic international
              sales corporation income             (440)       (503)       (566)
         Fixed assets and other assets             --           (28)        (47)
                                               --------    --------    --------
              Total gross deferred tax
                  Liabilities                      (440)       (531)       (613)
                                               --------    --------    --------
              Net deferred tax assets          $    583    $   --      $  3,245
                                               ========    ========    ========

--------------------------------------------------------------------------------

As of June 30, 1998, the Company has federal research and experimentation and alternative minimum tax credit carryforwards of $1,315,000 which expire between 2009 to 2013, and state research and experimentation credit carryforwards of $546,000 which have no expiration provision. Included in gross deferred tax assets above is approximately $1,800,000 related to stock option compensation for which the benefit, when realized, will be recorded to equity.

As of June 30, 1998 and 1997, the cumulative amount of unremitted earnings of non-U.S. subsidiaries on which the Company had not provided U.S. taxes approximated $1,800,000 and $140,000, respectively. The additional taxes that could arise if those earnings were to be remitted to the U.S. would not be material after consideration of existing credit carryforwards and underlying foreign taxes. It is management's intent that these earnings remain indefinitely invested.

Note 9   Industry and Geographic Information

The Company  markets  its  products  in North  America and in foreign  countries through its sales  personnel,  dealers,  distributors and  subsidiaries.  Export sales  account for a significant  portion of the Company's net sales.  Net sales are summarized by geographic areas as follows:
------------------------------------------------------------------------------------------------------
                                          NORTH                     REST OF
                                         AMERICA        EUROPE       WORLD     ELIMINATIONS    TOTAL
                                         -------        ------       -----     ------------    -----
FISCAL 1998:
Net revenues from unaffiliated
   customers                             $  44,621    $  45,060    $  15,615    $    --      $ 105,296
Intersegment sales                           8,625        3,580         --        (12,205)        --
Total net revenues                       $  53,246    $  48,640    $  15,615    $ (12,205)   $ 105,296

Operating income (loss)                  $ (11,264)   $   2,743    $   1,847    $    --      $  (6,674)

Identifiable assets                      $ 117,202    $  15,605    $     130    $    --      $ 132,937

FISCAL 1997:
Net revenues from unaffiliated
   Customers                             $  22,593    $   9,782    $   5,107    $    --      $  37,482
Intersegment sales                            --          1,975         --        (1,975)         --
Total net revenues                       $  22,593    $  11,757    $   5,107    $ (1,975)    $  37,482

Operating loss                           $  (9,357)   $  (4,000)   $  (2,000)   $    --      $ (15,357)
Identifiable assets                      $  69,167    $     810    $      30    $    --      $  70,007

FISCAL 1996:
Net revenues from unaffiliated
   customers                             $  28,228    $  12,023    $   5,900    $    --      $  46,151
Intersegment sales                            --          1,298         --        (1,298)         --
Total net revenues                       $  28,228    $  13,321    $   5,900    $ (1,298)    $  46,151

Operating income                         $   1,273    $     500    $     300    $    --          2,073
Identifiable assets                      $  81,115    $     448    $      30    $    --         81,593

-------------------------------------------------------------------------------------------------------

Avid Technology, Inc. (Avid), accounted for approximately 10.7%, 26.4%, and 43.3% of the Company's net sales for the years ended June 30, 1998, 1997, and 1996 respectively. Ingram Micro Inc. accounted for approximately 10.5% of the company's net sales for the years ended June 30, 1998.

Avid also accounted for approximately 8.1% and 20.0% of net accounts receivable at June 30, 1998 and 1997, respectively. Ingram Micro Inc. accounted for 18.5 % of net account receivable at June 30, 1998.

Note 10   Related Parties

The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the years ended June 30, 1998, 1997 and 1996, the Company purchased materials totaling $4,047,000, $4,451,000 and $16,466,000, respectively, from Bell pursuant to the Agreement.

In August 1997, the Company completed the miro Acquisition. In connection with the miro Acquisition, the Company hired Georg Blinn, who had been with miro AG, as General Manager, Pinnacle Systems GmbH, the Company's German subsidiary. Following the miro Acquisition, Mr. Blinn retained certain responsibilities at miro AG and remains an officer of miro AG. The Company and Pinnacle Systems GmbH have entered into several transactions with miro AG and affiliated companies, including a lease agreement for the facilities in the Germany currently occupied by Pinnacle Systems GmbH, services contracts relating to such property, including telephone, cafeteria and janitorial services, and professional services relating to the accounting system acquired in the miro Acquisition. During the fiscal year ended June 30, 1998, the Company paid a total of $533,000 to miro AG or affiliated companies in connection with such transactions.

Note 11 Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for the years ended June 30, 1998 and 1997 is as follows:

----------------------------------------------------------------------------------------

(thousands, except per share amounts) 1st Quarter  2nd Quarter  3rd Quarter  4th Quarter

----------------------------------------------------------------------------------------
1998:

Net sales                               $  16,514    $  27,881    $  29,332    $  31,569
Gross profit                                8,778       14,764       15,701       17,338
In process research and development        16,960           --           --           --
Income (loss) from operations             (16,746)       2,550        3,134        4,388
Net income (loss)                         (16,347)       2,453        3,328        4,346
Net income (loss) per share - basic         (2.21)        0.29         0.34         0.43
                            - diluted       (2.21)        0.26         0.31         0.39
Shares used to compute
    net income (loss) per share - basic     7,402        8,464        9,780        9,993
                                - diluted   7,402        9,323       10,810       11,123

1997:
Net sales                               $  11,443     $  5,345     $  8,265    $  12,430
Gross profit (loss)                         5,447       (1,983)       3,556        6,466
In process research and development            --           --           --       (4,894)
Income (loss) from operations                 207       (7,986)      (2,038)      (5,539)
Net income (loss)                             612       (9,344)      (1,319)      (4,883)
Net income (loss) per share - basic          0.08        (1.25)       (0.18)       (0.67)
                            - diluted        0.08        (1.25)       (0.18)       (0.67)
Shares used to compute
     net income (loss) per share - basic    7,473        7,505        7,353        7,276
                                 - diluted  7,823        7,505        7,353        7,276

-----------------------------------------------------------------------------------------


                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                           Balance at    Provision                  Balance
                                                            beginning   charged to     Account      at end
                                                            of period     expense    charge-off    of period
                                                            ---------     -------    ----------    ---------

Year ended June 30, 1996, allowance for doubtful
    accounts and returns.............................         $361          $522          $43         $840
                                                            ======        ======       ======       ======

Year ended June 30, 1997, allowance for doubtful
    accounts and returns.............................         $840        $1,151         $237       $1,754
                                                            ======        ======       ======       ======

Year ended June 30, 1998, allowance for doubtful
    accounts and returns.............................       $1,754        $7,305       $4,636       $4,423
                                                            ======        ======       ======       ======