Form 10-Q
period 1998-09-30
PINNACLE SYSTEMS INC
filed 1998-11-13
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to
                                                   -----  -----

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

         California                                                   94-3003809
         ----------                                                   ----------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)


280 N. Bernardo Ave., Mountain View, CA                                    94043
---------------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)

                                 (650) 237-1600
                                 --------------
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

The number of shares of common stock outstanding as of October 21, 1998 was 10,444,837.

                                      INDEX


PART I - FINANCIAL INFORMATION

    ITEM 1 - Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -
                September 30, 1998 and June 30, 1998                           3

             Condensed Consolidated Statements of Operations -
                Three Months Ended - September 30, 1998 and 1997               4

             Condensed Consolidated Statements of Comprehensive Income (Loss)
                Three Months Ended - September 30, 1998 and 1997               5

             Condensed Consolidated Statements of Cash Flows -
                Three Months Ended - September 30, 1998 and 1997               6

             Notes to Condensed Consolidated Financial Statements              7

    ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         11


PART II - OTHER INFORMATION

    ITEM 6 - Exhibits and Reports on Form 8-K                                 19

             Signatures                                                       20

     See accompanying notes to condensed consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)
                                                   (Unaudited)
                                                                               September 30,        June 30,
                                                                                    1998             1998(1)
                                                                               ---------------   ----------------
Assets

Current assets:
      Cash and cash equivalents                                             $          30,929 $           47,478
      Marketable securities                                                            60,070             39,307
      Accounts receivable, net                                                         21,305             18,459
      Inventories                                                                      13,291             11,960
      Prepaid expenses and other assets                                                 1,937              1,674
                                                                            -------------------------------------
                Total current assets                                                  127,532            118,878

Marketable securities                                                                   3,500              4,521
Property and equipment, net                                                             6,918              5,411
Goodwill                                                                               10,756              3,390
Other assets                                                                              688                737
                                                                            -------------------------------------
                                                                            $         149,394 $          132,937
                                                                            =====================================

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                      $           9,378 $            8,143
      Accrued expenses                                                                  9,147              8,399
      Income taxes payable                                                              2,536              1,510
      Deferred revenue                                                                    550                330
                                                                            -------------------------------------
                Total current liabilities                                              21,611             18,382
                                                                            -------------------------------------

Long-term obligations                                                                      81                163

Commitments

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                     --                 --
      Common stock, no par value; authorized 15,000 shares;
          10,445 and 10,073 issued and outstanding as of
          September 30 and June 30, 1998  respectively                                141,788            133,332
      Accumulated deficit                                                             (14,817)           (18,825)
      Accumulated other comprehensive income (loss)                                       731               (115)
                                                                            -------------------------------------
                Total shareholders' equity                                            127,702            114,392
                                                                            -------------------------------------
                                                                            $         149,394 $          132,937
                                                                            =====================================

(1) The information in this column is derived from the Company's audited financial statements of and for the year ended June 30, 1998.

See accompanying notes to condensed consolidated financial statements.

                                                        3

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                           1998          1997
                                                         --------      --------

Net sales                                                $ 32,273      $ 16,514
Cost of sales                                              15,013         7,736
                                                         --------      --------

Gross profit                                               17,260         8,778
                                                         --------      --------

Operating expenses:
       Engineering and product development                  3,301         2,072
       Sales and marketing                                  8,587         5,221
       General and administrative                           1,509         1,271
       In-process research and development                    --         16,960
                                                         --------      --------

Total operating expenses                                   13,397        25,524
                                                         --------      --------

Operating income (loss)                                     3,863       (16,746)

Interest income, net                                        1,147           552
                                                         --------      --------

Income (loss) before income taxes                           5,010       (16,194)
Income tax expense                                         (1,002)         (153)
                                                         --------      --------

Net income (loss)                                        $  4,008      $(16,347)
                                                         ========      ========

Net income (loss) per share
         Basic                                           $   0.39      $  (2.21)
                                                         ========      ========
         Diluted                                         $   0.36      $  (2.21)
                                                         ========      ========

Shares used to compute net income (loss) per share
         Basic                                             10,202         7,402
                                                         ========      ========
         Diluted                                           11,113         7,402
                                                         ========      ========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                                September 30,
                                                          1998           1997
                                                        --------       --------

Net income (loss)                                       $  4,008       $(16,347)

Foreign currency translation adjustment                      846             56
                                                        --------       --------

Comprehensive income (loss)                             $  4,854       $(16,291)
                                                        ========       ========



See accompanying notes to condensed consolidated financial statements.


                                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                              Three Months Ended September 30,
                                                                              --------------------------------
                                                                                      1998        1997
                                                                                    --------    ---------
Cash flows from operating activities:
      Net income (loss)                                                             $  4,008    $(16,347)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Acquired research and development                                            --        16,960
           Depreciation and amortization                                               1,039         648
           Changes in operating assets and liabilities:
                Accounts receivable                                                   (2,401)     (4,871)
                Inventories                                                           (1,069)        572
                Accounts payable                                                       1,010       1,284
                Accrued expenses                                                       1,450       1,376
                Deferred revenue                                                         220         355
                Other                                                                   (284)        (63)
                                                                                    --------    --------

                      Net cash provided (used) by operating activities                 3,973         (86)
                                                                                    --------    --------

Cash flows from investing activities:
      Purchases of property and equipment                                             (1,946)       (517)
      Purchase of marketable securities                                              (19,742)     (4,224)
                                                                                    --------    --------

                      Net cash used in investing activities                          (21,688)     (4,741)
                                                                                    --------    --------

Cash flow from financing activities - proceeds from exercised stock options              622         674
                                                                                    --------    --------

Effects of exchange rate changes on cash                                                 544        --
                                                                                    --------    --------

Net decrease in cash and cash equivalents                                            (16,549)     (4,153)
Cash and cash equivalents at beginning of period                                      47,478      32,788
                                                                                    --------    --------

Cash and cash equivalents at end of period                                          $ 30,929    $ 28,635
                                                                                    ========    ========

Supplemental disclosures of cash paid during the period for:
      Interest                                                                      $   --      $      1
                                                                                    ========    ========
      Income taxes                                                                  $   --      $   (280)
                                                                                    ========    ========

Non-cash transactions:
      Note payable to Miro for acquisition                                          $   --      $ 15,150
                                                                                    ========    ========
      Liabilities associated with the acquisition of certain net assets             $   --      $  3,810
                                                                                    ========    ========
      Common stock issued for Miro acquisition                                      $  7,834    $  4,352
                                                                                    ========    ========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 11, 1998. Results of operations for interim periods are not necessarily indicative of results for the full year.

2.       Significant Accounting Policies

Basis of Presentation

             Pinnacle Systems, Inc. and its subsidiaries (the Company) design, manufacture and sell video post-production tools for high quality real time video processing. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.

Fiscal Year and Interim Reporting Dates

            Pinnacle Systems, Inc. and its subsidiaries (the "Company") reports on a fiscal year that ends June 30. In fiscal 1998 and prior, the Company's three interim quarters (September, December and March) ended on the last Friday of the respective months. Beginning July 1, 1998, the Company's fiscal year end and interim quarters will end on the last day of the respective months. Prior periods have not been adjusted to reflect this change.

Currency Translation

         The results of operations for non-U.S. subsidiaries are translated into U.S. dollars using average exchange rates for the period, while assets and liabilities are translated using period-end rates. Resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive income (loss).

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

                                                              Three Months Ended
                                                                September 30,
(In thousands)                                                  1998       1997
                                                               ------     ------

Basic EPS - weighted average shares of common stock
      Outstanding                                              10,202      7,402
Effect of dilutive common equivalent shares - stock
      options outstanding                                         911        --
                                                               ------     ------
Diluted EPS - weighted average shares and common
      Equivalent shares outstanding                            11,113      7,402
                                                               ======     ======

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Common stock equivalents of 1,077,000 were excluded from the net loss per share computations for the three-month period September 30, 1997 due to their antidilutive effect.

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

Recent Accounting Pronouncements

         The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement establishes standards for public companies to report operating segment information in annual financial statements and requires those enterprises to report selected operating segment information in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 31, 1997. The Company will disclose the segment information required by SFAS No. 131 beginning with the annual report on Form 10-K for the fiscal year ending June 30, 1999.

         The Financial Accounting Standards Board recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS 133 by the fiscal year ending June 30, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.


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

         The fair value of marketable securities is substantially equal to their carrying value as of September 30, 1998. All investments at September 30, 1998 were classified as held-to-maturity. Such investments mature through June 2000.


4.       Accounts Receivable

Accounts receivable consist of:
(in thousands)
                                        September 30,     June 30,
                                            1998           1998
                                          ---------      ---------
          Accounts receivable             $  26,535      $  22,883
          Less allowances for:
            Doubtful accounts                (1,717)        (1,469)
            Sales allowances                 (3,513)        (2,955)
                                          ---------      ---------
                                          $  21,305      $  18,459
                                          =========      =========

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       Inventories

A summary of inventories follows:
(in thousands)


                                           September 30,     June 30,
                                               1998           1998
                                             ---------      ---------
             Raw materials                   $   6,818      $   6,418
             Work in process                     2,991          2,946
             Finished goods                      3,482          2,596
                                             ---------      ---------
                                             $  13,291      $  11,960
                                             =========      =========


Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.


6.       Customers and Credit Concentrations

         During the three months ended September 30, 1998, Ingram Micro Inc. and Avid Technology Inc. accounted for approximately 13.0% & 8.8% of net sales respectively compared to 11.7% and 17.9% for the comparable period ending September 30, 1997.

         Ingram Micro Inc. accounted for approximately 20.3% and 18.5% of account receivable at September 30, 1998 and June 30, 1998, respectively.

7.       Related Parties

         The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three months ended September 30, 1998 and 1997, the Company purchased materials totaling $1,426,000 and $999,000 respectively, from Bell pursuant to the Agreement.

8.       Acquisitions

         In August 1997, the Company acquired the miro Digital Video Products from miro Computer Products AG. In the acquisition, the Company acquired the assets of the miro Digital Video Products group, including the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 203,565 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and in-process research and development of $17.0 million that was fully expensed in the fiscal year ended June 30, 1998. In addition, the Company incurred $465,000 of other nonrecurring costs in the fiscal year ended June 30, 1998. The goodwill and other intangibles are being amortized over seven years.

         The terms of the acquisition also included an earnout provision in which miro Computer Products AG would receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition as long as certain operating targets were met. On September 1, 1998, pursuant to this earnout provision, the Company issued 293,346 shares of its common stock to miro Computer Products AG and subsequently issued an additional 14,188 shares for a total of 307,534 shares. Upon the issuance of these shares, the Company recorded goodwill of $7.8 million or approximately $25.50 per share to be amortized into income over nine years using the straight-line method.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The following table presents unaudited pro forma financial information which gives effect to the acquisition of certain assets and assumption of certain liabilities of the Digital Video Group from miro Computer Products AG as if the transaction occurred at the beginning of the period presented. The table includes the impact of certain adjustments, including elimination of the nonrecurring charge for acquired in process research and development, and additional depreciation and amortization relating to property, equipment and intangible assets acquired. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.


     (In thousands, except per share data)            Three months ended
                                                      September 30, 1997
                                                      ------------------
    Net sales                                              $ 22,991
    Net income (loss)                                      $    487
    Net income (loss) per share - Basic                    $  (0.06)
    Net income (loss) per share - Diluted                  $  (0.06)

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis and elsewhere in this fiscal 1999 Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results". These forward-looking statements include the last sentences of the paragraphs below relating to "Engineering and Product Development" and "Sales and Marketing," and the statements regarding the Company's expected investment in property, machinery and equipment under "Liquidity and Capital Resources" below, among others.

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

Broadcast Market

         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In June 1997, the Company commenced shipment of DVExtreme and Lightning, two Windows NT based products designed to address the markets previously addressed by Prizm and Flashfile, respectively. In April 1997, the Company completed the acquisition of the Deko titling and character generation product line from Digital Graphix ("Deko Acquisition") and has since enhanced and expanded that product line. Substantially all of the broadcast revenue in fiscal 1998 came from the sale of DVEtreme, Lightning and Deko products. In June 1998, the Company commenced shipment of AlladinPRO; a high-performance Windows NT based digital video effects system designed for live and on-line applications. In September 1998, the Company commenced shipment of FXDeko; a new high performance Windows NT based product that combines the feature set of Deko with real-time digital effects technology. These four product families, DVExtreme, Lightning, Deko and AlladinPRO comprise the Company's suite of high performance real time Windows NT-based products designed for on-air, broadcast and high-end, post-production applications. The broadcast market accounted for approximately 20.4% and 31.0% of net sales in the three-month periods ended September 30, 1998 and 1997, respectively.

Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing, and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company's first desktop product was the Alladin, which commenced shipment in June 1994. The Company expanded its desktop product line with the introduction of Genie in June 1996. In August 1997 the company acquired the miroVIDEO desktop product lines and during fiscal 1998 the Company introduced additional new desktop products. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the ReelTime, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300 families. In September 1998, the Company commenced shipment of ReelTime Nitro which combines the video capture and editing capabilities of ReelTime with the digital video effects capabilities of

Genie.  The desktop market  accounted for  approximately  59.7% and 50.8% of net
sales  in  the   three-month   periods  ended   September  30,  1998  and  1997,
respectively.

Consumer Market

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their home PC, camcorder and VCR. The Company's consumer products are sold at lower price points than the Company's other products and are sold as both software packages and as computer peripheral products. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer-editing product, the VideoDirector Studio 200, in March 1997. In June 1998 the Company commenced shipment of Studio 400, which expands the capabilities of and replaces VideoDirector Studio 200. In August 1997 the company acquired the miroVIDEO consumer product lines. As of September 30, 1998 the Company's consumer product line included Studio 400, miroVIDEO DC10 and DRX, miroVIDEO DC20 and miroVIDEO PCTV. The consumer market accounted for approximately 19.9% and 18.0% of net sales in the three-month periods ended September 30, 1998 and 1997, respectively.

Goodwill

         In September 1998, the Company issued 307,534 shares of its Common stock to miro Products AG pursuant to an earnout agreement related to the Company's acquisition of miro Digital Video Products in August 1997. The related goodwill valued at $7.8 will be amortized into income over nine years using the straight-line method or approximately $217,000 per quarter.

Results of Operations

         Net Sales. The Company's net sales increased 95% to $32,273,000 in the three-month period ended September 30, 1998 from $16,514,000 in the three-month period ended September 30, 1997. All three product groups showed an increase in net sales for the quarter. This increase over the September 1997 quarter is primarily due to the acquisition of the miroVideo desktop product lines in August 1997 and sales of the DC30 which accounted for nearly half of the desktop sales for the 1998 quarter. The increase in consumer sales also resulted from sales of products acquired in the Miro Acquisition and sales of Studio 400 which first shipped in June 1998. Broadcast sales increased primarily as a result of increased sales of Deko products, the release of AlladinPro in June 1998 and the release of FXDeko in September 1998. The breakdown of sales by product group for the quarter's three months ending September 30 is as follows:


                                 1998           1997         Increase
                                 ----           ----         --------
              Group
              -----
            Broadcast           $ 6,592        $ 5,145          28.1%
            Desktop              19,256          8,391         129.5%
            Consumer              6,425          2,978         115.7%
                                -------        -------
                                $32,273        $16,514          95.4%
                                =======        =======


Sales outside of North America were approximately 56% and 47.6% of net sales in the three months ended September 30, 1998 and 1997, respectively.

         Cost of Sales. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping and warranty costs. Gross profit as a percentage of net sales was 53.5% and 53.2% in the three months ended September 30, 1998 and 1997, respectively.

         Engineering and Product Development. Engineering and product development expenses increased 59.3% to $3,301,000 in the three months ended September 30, 1998 from $2,072,000 during the comparable three-month period in the prior year. The increase was primarily attributable to expenditures related to the Company's engineering design teams, in particular the engineering design group based in Braunschweig, Germany established in connection with the Miro Acquisition. Engineering and product development expenses as a percentage of net sales were 10.2% and 12.6% during the three months ended September 30, 1998 and 1997, respectively. In April 1998, the Company formed an additional engineering design team located in Grass Valley, California. The Company expects to continue to allocate significant resources to engineering and product development efforts, including the Deko engineering team located in Paramus, New Jersey and the Miro engineering team located in Braunschweig, Germany.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show expenses, channel marketing and other advertising expenses, and professional fees for marketing services. Sales and marketing expenses increased by 64.5% to

$8,587,000 in the three months ended September 30, 1998 from $5,221,000 during the comparable three-month period in the prior year. The increase in sales and marketing expenses was primarily attributable to the hiring of sales and marketing personnel in connection with the Miro Acquisition and the Company's investment in sales and marketing efforts overseas. As a percentage of net sales, sales and marketing expenses were 26.6% and 31.6% for the three-month periods ending September 30, 1998 and 1997, respectively. The Company expects to continue to allocate significant resources to sale and marketing.

         General and Administrative. General and administrative expenses increased 18.7% to $1,509,000 in the three months ended September 30, 1998 from $1,271,000 during the comparable three month last year. As a percentage of net sales, general and administrative expenses were 4.7% and 7.7% during the three months ended September 30, 1998 and 1997, respectively. Included in general and administrative expenses for the three months ended September 30, 1997 is approximately $465,000 of nonrecurring costs associated with the Miro Acquisition. Excluding these nonrecurring charges, sales, general and administrative expenses as a percentage of net sales would have been 4.7% and 4.8% for the three-month periods ended September 30, 1998 and 1997 respectively.

         In Process Research and Development. During the three month period ended September 30, 1997, the Company recorded an in process research and development charge of approximately $17.0 million relating to the Miro Acquisition.

         Interest Income. In the three-month periods ended September 30, 1998 and 1997, net interest income was $1,147,000 and $552,000, respectively. Primarily, the increase reflects the investment of proceeds received from the Company's common stock offering in November 1997 and the investment of cash generated from operations.

         Income Tax Expense. The Company recorded provisions for income taxes of $1,002,000 and $153,000 for the three months ended September 30, 1998 and 1997, respectively. As of June 30, 1998, the Company had federal research and experimentation and alternative minimum tax credit carryforwards of $1,315,000 that expire between 2009 to 2013, and state research and experimentation credit carryforwards of $546,000 that have no expiration provision.

Liquidity and Capital Resources

         The Company's operating activities generated $4.0 million during the three months ended September 30, 1998. The cash provided by operating activities was primarily the result of the Company's net income of $4,008,000.

         During the three month period ended September 30, 1998, $1.9 million was invested in property and equipment, compared to $517,000 in the three months ended September 30, 1997. The high level of expenditure for September 30, 1998 quarter was due primarily to leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in September 1998. As the Company continues to grow it expects ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital.

         In August 1997, the Company completed the Miro Acquisition. Pursuant to the purchase, the Company paid approximately $15.2 million in cash, issued 203,565 shares of Common Stock valued at $4.4 million, and assumed liabilities of approximately $2.7 million. The terms of the acquisition also included an earnout provision in which miro Computer Products AG would receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition as long as certain operating targets were met. On September 1, 1998, pursuant to the earnout provision, the Company issued 293,346 shares of its common stock to miro Computer Products AG and subsequently issued an additional 14,188 shares for a total of 307,534 shares.

         As of September 30, 1998, the Company had working capital of approximately $105.9 million, including $30.9 million in cash and cash equivalents and $63.6 million in marketable securities. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.


Factors Affecting Operating Results

         Significant Fluctuations in Operating Results. The Company's quarterly and annual operating results have in the past varied significantly and are expected to vary significantly in the future as a result of a number of factors, including the timing of significant orders from and shipments to major OEM customers (Avid, in particular), the timing and market acceptance of new products or technological advances by the Company and its competitors, the Company's success in developing, introducing and shipping new products, the mix of distribution channels through which the Company's products are sold, changes in pricing policies by the Company and its competitors, the accuracy of the Company's and resellers' forecasts of end user demand, the timing and amount of any inventory write downs, the ability of the Company to obtain sufficient supplies of the major subassemblies used in its products from its subcontractors, the ability of the Company and its subcontractors to obtain sufficient supplies of sole or limited source components for the Company's products, the timing and level of product returns, particularly from the consumer distribution channels, foreign currency fluctuations, costs associated with the acquisition of other companies, businesses or products, the ability of the Company to integrate acquired companies, businesses or products, such as the product lines acquired in the Miro Acquisition, and general economic conditions, both domestically and internationally, such as the current economic downturns in Asia. The Company's operating expense levels are based, in part, on its expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales.

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

         Risks Associated with Potential Future Acquisitions. In August 1997, the Company completed the Miro Acquisition. Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company have the potential to result in dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. The Company management frequently evaluates the strategic opportunities available to it and may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies.

         Risks Associated with the Consumer Market. The Company entered the consumer market with the purchase of the VideoDirector product line in June 1996. The Company began shipping its first internally developed consumer product, the VideoDirector Studio 200, in March 1997 and began shipping a successor product, the Studio 400 in June 1998. In addition, in connection with the Miro Acquisition in August 1997, the Company acquired certain of Miro's consumer products, as well as Miro's European sales organization. The Company anticipates expending considerable resources to develop, market and sell products into the consumer market. The Company has limited experience marketing and selling products through the consumer distribution channels. To be successful in this market, the Company must establish and maintain productive relationships in consumer distribution channels including those with distributors and retailers. The Company must also establish an infrastructure to support electronic retail stores and telephone and Internet orders. Because many of the Company's consumer products must be used with a personal computer, a camcorder and a VCR, none of which is supplied by the Company, consumer acceptance will be adversely affected to the extent end users experience difficulties installing the Company's products with these other electronic components. In addition, the Company faces additional or increased risks associated with inventory obsolescence and inventory returns as products sold into the consumer channel typically provide stock rotation and price protection rights to the reseller. There can be no assurance that the consumer video market will continue to develop, or that the Company can successfully compete against current and future competitors in this market. The failure of the Company to successfully develop, introduce and sell products in this market could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Dependence on Resellers; Absence of Direct Sales Force; Expansion of Distribution Channels."

         Concentration of Sales to OEMs. The Company has been highly dependent on sales of its Alladin and Genie products to OEMs, in particular Avid. Sales to Avid accounted for approximately 8.8% in the quarter ended September 30, 1998, 10.7% of net sales in fiscal 1998 and 26.4% of sales in fiscal 1997. Though this concentration has lessened during the last fiscal years, it still subjects the Company to a number of risks, in particular the risk that its operating results will vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of OEM customers, in particular Avid. The Company's results of operations have in the past and could in the future be materially adversely affected by the failure of anticipated orders to materialize, by deferrals or cancellations of orders, or if overall OEM demand were to decline. For example, since sales to Avid began in fiscal 1996, quarterly sales to Avid have fluctuated substantially from a high of $5.6 million to a low of $1.0 million, and the Company anticipates that such fluctuations may continue. If sales to OEM customers, in particular Avid, were to decrease, the Company's business, financial condition and results of operations could be materially adversely affected.

         Technological Change and Obsolescence; Risks Associated with Development and Introduction of New Products. The video post-production equipment industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. The development of new, technologically advanced products incorporating proprietary hardware and software is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of technological and market trends. The Company is critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer its customers additional features and enhanced performance at competitive prices. These products include those that the Company has recently introduced, such as AlladinPRO, Studio 400 and miroVIDEO DC50, as well as products that began shipping in the first fiscal quarter of 1999, such as FXDeko and ReelTime Nitro. Once a new product is developed, the Company must rapidly commence volume production, a process that requires accurate forecasting of customer requirements and the attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. For example, the introduction of DVExtreme and Lightning has resulted in a significant decline in sales of Prizm and Flashfile and a write down of inventory. The Company has experienced delays in the shipment of new products in the past, and these delays adversely affected sales of existing products and results of operations. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could adversely affect the Company's business, financial condition and results of operations, particularly on a quarterly basis. In addition, as is typical with any new product introduction, quality and reliability problems may arise and any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

         Competition. The market for the Company's products is highly competitive. The Company anticipates increased competition in each of the broadcast, desktop and consumer video production markets, particularly since the industry is undergoing a period of consolidation. Competition for the Company's broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's competitors in the broadcast market include companies with substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, these competitors have established relationships with current and potential customers of the Company and some offer a wide variety of video equipment that can be bundled in certain large system sales. In the desktop market, the Company faces competition from traditional video suppliers, providers of desktop editing solutions, video software applications, and others. In addition, suppliers of video manipulation software may develop products that compete directly with those of the Company. The consumer market in which Studio 400 and certain miroVideo products compete is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with the Company's consumer products by providing some or all of the same features and video editing capabilities. In addition, the Company expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with the Company's consumer products. The Company expects that potential competition in this market is likely to come from existing video editing companies, software application companies, or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market. Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect the Company's business, financial condition and results of operations.

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

         Dependence on Resellers; Absence of Direct Sales Force; Expansion of Distribution Channels. The Company distributes its products primarily through a network of dealers, OEMs, retailers and other resellers. Accordingly, the Company is dependent upon these resellers to assist in promoting market acceptance of its products. There can be no assurance that these dealers, OEMs and retailers will devote the resources necessary to provide effective sales and marketing support to the Company. The Company's dealers and retailers are generally not contractually committed to make future purchases of the Company's products and therefore could discontinue carrying the Company's products in favor of a competitor's product or for any other reason. Because the Company sells a significant portion of its products through dealers and retailers, it is difficult to ascertain current demand for existing products and anticipated demand for newly introduced products such as AlladinPro, DC50, Studio 400, FXDeko and ReelTime Nitro regardless of the level of dealer inventory for the Company's products. Moreover, initial orders for a new product may be caused by the interest of dealers in having the latest product on hand for potential future sale to end users. As a result, initial stocking orders for new products, may not be indicative of long-term end user demand. In addition, the Company is dependent upon the continued viability and financial stability of these dealers and retailers, some of which are small organizations with limited capital. The Company believes that its future growth and success will continue to depend in large part upon its dealer and retail channels. Accordingly, if a significant number of its dealers and/or retailers were to experience financial difficulties, or otherwise become unable or unwilling to promote, sell or pay for the Company's products, the Company's results of operations could be adversely affected.

         Recently, as the Company has increased its consumer products offerings, the Company has expanded its distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. The Company also sells its consumer products directly to some retailers. The Company's agreements with retailers and distributors generally obligate the Company to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to the Company, there can be no assurance that the Company will not be faced with significant product returns or price protection obligations. In the event the Company experiences significant product returns or price protection obligations, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the distributors or retailers will continue to stock and sell the Company's consumer products. Moreover, rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. The termination of one or more of the Company's relationships with retailers or retail distributors could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company successfully establishes and expands its retail distribution channels, its agreements or arrangements are unlikely to be exclusive and retailers and retail distributors are likely to carry competing products. Any of the foregoing events could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Risks of Third-Party Claims of Infringement. There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to the Company, to protect its trade secrets, trademarks and other intellectual property rights owned by the Company, or to defend the Company against claimed infringement. Any such litigation could be costly and may result in a diversion of management's attention that could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determination in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the course of its business, the Company has in the past and may in the future receive communications asserting that the Company's products infringe patents or other intellectual property rights of third parties. The Company's policy is to investigate the factual basis of such communications and to negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. There can be no assurance that such communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation.

         International Sales Risks. Sales of the Company's products outside of North America represented approximately 57.6%, 39.7% and 38.7% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively. The Company expects that international sales will continue to represent a significant portion of its net sales, particularly in light of it's increased European sales as a result of the Miro Acquisition and the addition of the Miro European sales channel. The Company makes foreign currency denominated sales in many, primarily European, countries, exposing it to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased substantially during fiscal 1998, especially for sales of consumer and desktop products into Europe. In fiscal 1999 any beyond, the Company expects that a majority of its European sales will be denominated in local foreign currency including the Euro which will be introduced January 1, 1999. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, generally longer receivable collection periods, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. The Company is also subject to the risks of generally poor economic conditions in certain areas of the world most notably Asia. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         Year 2000 Compliance. Like many other companies, the Year 2000 computer issue creates risks for Pinnacle Systems. If internal systems do not correctly recognize and process date information beyond the Year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures, i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and ii) the Year 2000 is a leap year. To address these Year 2000 issues with its internal systems, the Company has initiated a program, which is designed to deal with the Company's internal management information systems. Assessment and remediation are proceeding in parallel and the Company currently plans to have changes to those management and critical systems completed and tested by mid-1999. These activities are intended to encompass all major categories of systems used by the Company, including manufacturing, sales and financial systems. The Company is also working with key suppliers of products and services to determine that their operations and products are Year 2000 capable, or to monitor their progress toward Year 2000 capability. In addition, the Company has begun internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be on going throughout 1998 and 1999 with the goal of appropriately resolving all material internal systems and third party issues. The Company also has begun a program to assess the capability of its products to handle the Year 2000. To assist customers in evaluating their Year 2000 issues, the Company in currently assessing the capability of its current products and products no longer being produced, to handle the Year 2000, and expects to complete that assessment by early 1999. Products will be assigned to one of the four following categories: "Year 2000 Compliant", "Year 2000 Compliant with minor issues" "Year 2000 non-compliant", "No evaluation done - will not test". Testing has not yet been completed, but based on preliminary tests, the Company believes that all current products shipping, which run under Microsoft Windows NT or Windows 95, will be "Year 2000 compliant". Testing of older products that are no longer shipping has only recently been initiated and the Company considers it likely that some older products may not be Year 2000 Compliant.

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


                                        PINNACLE SYSTEMS, INC.



Date: November 5 1998                   By: /s/ Mark L.  Sanders
                                            ------------------------------------
                                            Mark L. Sanders
                                            President,
                                            Chief Executive Officer and Director

Date: November 5, 1998                  By: /s/ Arthur D. Chadwick
                                            ------------------------------------
                                            Arthur D. Chadwick
                                            Vice President,
                                            Finance and Administration and
                                            Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PINNACLE SYSTEMS, INC.



Date: November 5 1998                   By:
                                            ------------------------------------
                                            Mark L. Sanders
                                            President,
                                            Chief Executive Officer and Director

Date: November 5, 1998                  By:
                                            ------------------------------------
                                            Arthur D. Chadwick
                                            Vice President,
                                            Finance and Administration and
                                            Chief Financial Officer