Form 10-Q
period 1998-12-31
PINNACLE SYSTEMS INC
filed 1999-02-03
CIK 774695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the transition period from ___ to ___

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

   California                                                     94-3003809
-------------                                                     -----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

280 N.  Bernardo Ave.
Mountain View, CA                                                        94043
---------------------                                                    -----
(Address of principal executive offices)                            (Zip Code)

                                 (650) 526-1600
                                 ---------------
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

The number of shares of common stock outstanding as of December 31, 1998 was 10,568,764.

                                      INDEX

PART I - FINANCIAL INFORMATION

       ITEM 1 - Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets -
                 December 31, 1998 and June 30, 1998                    3

              Condensed Consolidated Statements of Operations -
                 Three Month and Six Month Periods Ended
                 December 31, 1998 and 1997                             4

              Condensed Consolidated Statements of Comprehensive
                 Income (Loss) - Three Month and Six Month Periods
                 Ended December 31, 1998 and 1997                       5

              Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended December 31, 1998 and 1997            6

              Notes to Condensed Consolidated Financial Statements      7


       ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  10

PART II - OTHER INFORMATION

       ITEM 4 - Submission of Matters to a Vote of Security Holders    25

       ITEM 6 - Exhibits and Reports on Form 8-K                       26

                Signatures                                             27

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                             December 31,         June 30,
                                                                                 1998               1998
                                                                                 ----               ----
                                 Assets
Current assets:
      Cash and cash equivalents                                                  $24,451            $47,478
      Marketable securities                                                       64,666             39,307
      Accounts receivable, net                                                    23,790             18,459
      Inventories                                                                 18,260             11,960
      Prepaid expenses and other assets                                            2,854              1,674
                                                                                --------           --------
                  Total current assets                                           134,021            118,878


Marketable securities                                                              7,239              4,521
Property and equipment, net                                                        7,198              5,411
Goodwill                                                                          10,391              3,390
Other assets                                                                         638                737
                                                                                --------           --------
                                                                                $159,487           $132,937
                                                                                --------           --------
                                                                                --------           --------

                  Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                           $11,704            $ 8,143
      Accrued expenses and other                                                  10,096              8,729
      Income taxes payable                                                         3,157              1,510
                                                                                --------           --------
                  Total current liabilities                                       24,957             18,382
                                                                                --------           --------

Long-term obligations                                                                  -                163

Commitments

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;                          -                  -
         none issued and outstanding
      Common stock; authorized 15,000 shares; 10,569 and 7,303 issued and
         outstanding as of December 31, 1998, and June 30, 1998, respectively    143,631            133,332
      Accumulated deficit                                                         (9,777)           (18,825)
      Accumulated other comprehensive income (loss)                                  676               (115)
                                                                                --------           --------
                  Total shareholders' equity                                     134,530            114,392
                                                                                --------           --------
                                                                                $159,487           $132,937
                                                                                --------           --------
                                                                                --------           --------

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                             Three                         Six
                                                                          Months Ended                Months Ended
                                                                          December 31,                December 31,
                                                                    ------------------------     ------------------------
                                                                      1998           1997           1998         1997
                                                                      ----           ----           ----         ----
Net sales                                                             $39,172        $27,881       $71,445      $ 44,395
Cost of sales                                                          18,197         13,117        33,210        20,853
                                                                     --------       --------      --------      --------

                Gross profit                                           20,975         14,764        38,235        23,542
                                                                     --------       --------      --------      --------

Operating expenses:
       Engineering and product development                              3,352          2,918         6,653         4,990
       Sales and marketing                                             10,562          8,164        19,149        13,385
       General and administrative                                       1,885          1,132         3,394         2,403
       In-process research and development                                 --             --             --       16,960
                                                                     --------       --------      --------      --------

                Total operating expenses                               15,799         12,214        29,196        37,738
                                                                     --------       --------      --------      --------

                Operating income (loss)                                 5,176          2,550         9,039       (14,196)

Interest income, net                                                    1,128            516         2,275         1,068
                                                                    ---------      ---------      --------      --------

                Income (loss) before income taxes                       6,304          3,066        11,314       (13,128)

Income tax expense                                                     (1,264)          (613)       (2,266)         (766)
                                                                    ---------      ---------      --------      --------

                Net income (loss)                                     $ 5,040        $ 2,453       $ 9,048      $(13,894)
                                                                    ---------      ---------      --------      --------
                                                                    ---------      ---------      --------      --------

Net income (loss) per share
         Basic                                                        $  0.48        $  0.29       $  0.87      $  (1.75)
                                                                    ---------      ---------      --------      --------
                                                                    ---------      ---------      --------      --------
         Diluted                                                      $  0.44        $  0.26       $  0.80      $  (1.75)
                                                                    ---------      ---------      --------      --------
                                                                    ---------      ---------      --------      --------


Shares used to compute net income (loss) per share
         Basic                                                         10,524          8,464        10,363         7,942
                                                                    ---------      ---------      --------      --------
                                                                    ---------      ---------      --------      --------
         Diluted                                                       11,501          9,323        11,302         7,942
                                                                    ---------      ---------      --------      --------
                                                                    ---------      ---------      --------      --------

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                    Three Months Ended                Six Months Ended
                                                       December 31,                      December 31,
                                                   1998             1997              1998           1997
                                                   ----             ----              ----           ----
Net income (loss)                              $   5,040          $  2,453        $   9,048    $   (13,894)

Foreign currency translation adjustment              (55)              (30)             791             26
                                               ---------          --------        ---------    -----------

Comprehensive income (loss)                    $   4,985          $  2,423        $   9,839    $   (13,868)
                                               ---------          --------        ---------    -----------
                                               ---------          --------        ---------    -----------

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             Six Months Ended December 31,
                                                                                             -----------------------------
                                                                                                 1998               1997
                                                                                                 ----               ----
Cash flows from operating activities:
      Net income (loss)                                                                     $   9,048           $(13,894)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Acquired research and development                                                       --             16,960
           Depreciation and amortization                                                        2,059              1,415
           Changes in operating assets and liabilities:
                Accounts receivable                                                            (4,879)            (9,992)
                Inventories                                                                    (5,993)            (3,114)
                Accounts payable                                                                3,303              3,207
                Accrued expenses                                                                1,060              2,370
                Accrued income taxes                                                            1,632                 --
                Prepaid and other                                                              (1,112)              (328)
                                                                                            ---------           --------

                      Net cash provided by (used in) operating activities                       5,118             (3,376)
                                                                                            ---------           --------
                                                                                            ---------           --------

Cash flows from investing activities:
      Cash payment for acquisition                                                                 --            (15,150)
      Purchases of property and equipment                                                      (2,883)            (1,210)
      Decrease (Increase) in marketable securities                                            (28,077)             5,074
                                                                                            ---------           --------

                      Net cash used in investing activities                                   (30,960)           (11,286)
                                                                                            ---------           --------
                                                                                            ---------           --------

Cash flow from financing activities:
      Payment on note payable                                                                    (150)              (150)
      Proceeds from issuance of common stock                                                    2,465             48,622
                                                                                            ---------           --------

                      Net cash provided by financing activities                                 2,315             48,472
                                                                                            ---------           --------
                                                                                            ---------           --------

Effects of exchange rate changes on cash                                                          500                 --

Net (decrease) increase in cash and cash equivalents                                          (23,027)            33,810
Cash and cash equivalents at beginning of period                                               47,478             32,788
                                                                                            ---------           --------

Cash and cash equivalents at end of period                                                  $  24,451           $ 66,598
                                                                                            ---------           --------
                                                                                            ---------           --------

Supplemental disclosures of cash paid during the period for:
      Interest                                                                              $      --           $      1
                                                                                            ---------           --------
                                                                                            ---------           --------

      Income taxes                                                                          $     490           $     --
                                                                                            ---------           --------
                                                                                            ---------           --------

Non-cash transactions:
      Liabilities associated with the acquisition of certain net assets                     $      --           $  3,810
                                                                                            ---------           --------
                                                                                            ---------           --------
      Common Stock issued for Miro acquisition                                              $   7,834           $  4,352
                                                                                            ---------           --------
                                                                                            ---------           --------

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries ("Pinnacle" or "the Company"). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and the income tax valuation allowance. Actual results could differ from those estimates. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

FISCAL YEAR AND INTERIM REPORTING DATES

         Pinnacle reports on a fiscal year that ends June 30. In fiscal 1998 and prior, the Company's three interim quarters (September, December and March) ended on the last Friday of the respective months. Beginning July 1, 1998, the Company's fiscal year end and interim quarters will end on the last day of the respective months. Prior periods have not been adjusted to reflect this change.

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

         The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS 133 by the fiscal year ending June 30, 1999. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

          In March 1998, Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on applying generally accepted accounting principles in addressing whether and under what condition the costs of internal-use software should be capitalized. SOP 98-1 is effective for transactions entered into in fiscal years beginning after December 15, 1998, however earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 as of January 1, 1999. The impact of such adoption was not material to results of operations or cash flows for the three- and six-month periods ended December 31, 1998.

2.        NET INCOME PER SHARE

          The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:

                                                                      Three Months Ended          Six Months Ended
         (In thousands)                                                    December 31,               December 31,
                                                                      1998          1997         1998          1997
                                                                      ----          ----         ----          ----
         Basic EPS - weighted average shares of common stock
               Outstanding                                           10,524         8,464       10,363        7,942
         Effect of dilutive common equivalent shares - stock
               options outstanding                                      977           859          939            -
                                                                  -----------     ----------  -----------   -----------
         Diluted EPS - weighted average shares and common
               Equivalent shares outstanding                         11,501         9,323       11,302        7,942
                                                                  -----------     ----------  -----------   -----------
                                                                  -----------     ----------  -----------   -----------

         Options to purchase shares of common stock
               excluded due to anti-dilution                             67             0           67            0
                                                                         --             -           --            -
                                                                         --             -           --            -


3.       FINANCIAL INSTRUMENTS

         Debt securities for which the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Presently, the Company classifies all debt securities as held-to-maturity and carries them at amortized cost. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income." The fair value of marketable securities is substantially equal to their carrying value as of December 31, 1998. All investments at December 31, 1998 were classified as held-to-maturity. Such investments mature through September 2000.

4.       ACCOUNTS RECEIVABLE

Accounts receivable consist of:
(in thousands)


                                               December 31,        June 30,
                                                   1998              1998
                                                   ----              ----
                     Accounts receivable       $      29,678     $     22,883
                     Less allowances for:

                       Doubtful accounts             (1,712)           (1,469)
                       Sales allowances              (4,176)           (2,955)
                                             ---------------      ------------
                                              $       23,790      $     18,459
                                             ---------------      ------------
                                             ---------------      ------------

5.       CUSTOMERS AND CREDIT CONCENTRATIONS

         During the three and six month periods ended December 31, 1998, Ingram Micro Inc. accounted for approximately 9.3% and 11.0% of net sales, respectively, compared to 11.1% and 11.3% for the comparable periods in 1997. No other customer accounted for greater than 10% of sales.

Ingram Micro Inc. accounted for approximately 24.3% and 18.5% of accounts receivable at December 31, 1998 and June 30, 1998, respectively.


6.       INVENTORIES

A summary of inventories follows:
(in thousands)

                                                  December 31,      June 30,
                                                     1998             1998
                                                     ----             ----
                         Raw materials          $      7,744      $     6,418
                         Work in process               2,994            2,946
                         Finished goods                7,522            2,596
                                                ------------      -----------
                                                $     18,260      $    11,960
                                                ------------      -----------
                                                ------------      -----------

Raw materials inventory represents purchased materials, components and assemblies, including fully assembled circuit boards purchased from outside vendors.

7.       RELATED PARTIES

         The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement (the "Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three month period ended December 31, 1998 and 1997, the Company purchased materials totaling $4,155,000 and $1,433,000 respectively, from Bell pursuant to the Agreement. During the six month period ended December 31, 1998 and 1997, the Company purchased materials totaling $5,581,000 and $2,432,000 respectively from Bell pursuant to the Agreement.

8.       ACQUISITIONS

         On December 16, 1998, the Company announced that it had entered into a definitive agreement to acquire Truevision, Inc., a supplier of digital video products, in a transaction designed to extend Pinnacle's leadership in the desktop digital video capture and editing market. Under the terms of the merger agreement, Truevision shareholders will receive 0.0313 shares of Pinnacle common stock for each share of Truevision common stock. The transaction is subject to various conditions including the receipt of required regulatory approvals and approval by the shareholders of Truevision and is expected to close no sooner than March 15, 1999. Based on the outstanding shares of Truevision common stock on December 31, 1998, Pinnacle expects to issue approximately 410,168 new shares of Pinnacle common stock. Pinnacle will also assume Truevision stock options and warrants. Based on the closing price of Pinnacle common stock on December 16, 1998, the consideration to be paid, including the assumption of stock options and warrants, plus estimated transaction costs is approximately $15.3 million. The transaction will be accounted for as a purchase and will be taxable to the stockholders of Truevision. During the quarterly period in which the transaction closes, the Company expects to take an in-process research and development charge and to incur certain non-recurring expenses related to integrating the two businesses.

         In August 1997, the Company acquired the miro Digital Video Products from miro Computer Products AG. The terms of the acquisition included an earnout provision in which miro Computer Products AG would receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition. In September 1998, pursuant to this earnout provision, the Company issued an aggregate of 307,534 shares of its common stock to miro Computer Products AG. Upon the issuance of these shares, the Company recorded goodwill of $7.8 million or approximately $25.50 per share to be amortized into income over nine years using the straight-line method.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

         Certain statements in this Management's Discussions and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results". These forward-looking statements include the last sentences of the paragraphs below relating to "Engineering and Product Development" and "Sales and Marketing," and the statements regarding the Company's expected investment in property, machinery and equipment under "Liquidity and Capital Resources" below, among others.

OVERVIEW

         The Company designs, manufactures, markets and supports video post-production tools for high quality real time video processing. The Company's products are used to capture, compress and store and edit video and to perform a variety of video manipulation functions, including the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. Pinnacle's strategy is to leverage its existing market and technological position to continue to provide innovative, real time, computer based solutions for three video post-production markets which the Company characterizes as broadcast, desktop and consumer.

         Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers, retail distributors, OEMs and a growing direct sales force. Sales to dealers, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors. Generally, products sold to OEMs are integrated into systems sold by the OEMs to their customers.

BROADCAST MARKET

         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. The primary broadcast products sold during fiscal 1997 were the Prizm and Flashfile family of products. In June 1997, the Company commenced shipment of DVExtreme and Lightning, two Windows NT based products designed to address the markets previously addressed by Prizm and Flashfile, respectively. In April 1997, the Company completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. ("Deko Acquisition") and has since enhanced and expanded that product line. Substantially all of the broadcast revenue in fiscal 1998 came from the sale of DVEtreme, Lightning and Deko products. In June 1998, the Company commenced shipment of AlladinPRO; a high-performance Windows NT based digital video effects system designed for live and on-line applications. In September 1998, the Company commenced shipment of FXDeko; a new high performance Windows NT based product that combines the feature set of Deko with real-time digital effects technology. These four product families, DVExtreme, Lightning, Deko and AlladinPRO comprise the Company's suite of high performance real time Windows NT-based products designed for on-air, broadcast and high-end, post-production applications. The broadcast market accounted for approximately 13.4% and 22.2% of net sales in the three-month periods ended December 31, 1998 and 1997, respectively, and approximately 16.6% and 25.5% of net sales in the six month periods ended December 31, 1998 and 1997, respectively.

DESKTOP MARKET

         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing, and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company's first desktop product was the Alladin, which commenced shipment in June 1994. The Company expanded its desktop product line with the introduction of Genie in June 1996. In August 1997 the Company acquired the miroVIDEO desktop product lines and during fiscal 1998 the Company introduced additional new desktop products. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the ReelTime, ReelTime Nitro, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300 families. In September 1998, the Company commenced shipment of ReelTime Nitro which combines the video capture and editing capabilities of ReelTime with the digital video effects capabilities of Genie. The desktop market accounted for approximately 51.9% and 54.1% of net sales in the three-month periods ended December 31, 1998 and 1997, respectively, and approximately 55.4% and 46.6% of net sales in the six month periods ended December 31, 1998 and 1997, respectively.

CONSUMER MARKET

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer, camcorder and VCR. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer-editing product, the VideoDirector Studio 200, in March 1997. In June 1998 the Company commenced shipment of Studio 400, which expands the capabilities of and replaces VideoDirector Studio 200. In November 1998 the Company commenced shipment of Studio DC10 Plus. Also in November 1998, the Company announced the introduction of Studio MP10 which management expects to begin shipping by March 1999. As of December 31, 1998 the Company's consumer product line included Studio 400, Studio DC10+, miroVIDEO DC10, miroVIDEO DC20 and miroVIDEO PCTV. Consumer products are distributed direct to retail outlets and through retail distributors such as Ingram Micro. The Company also sells directly to end users by accepting orders via the telephone and internet. Price points of consumer products are lower than the Company's broadcast and desktop products and are marketed as both software packages and computer peripheral products. The consumer market accounted for approximately 34.7% and 23.7% of net sales in the three-month periods ended December 31, 1998 and 1997, respectively, and approximately 28.0% and 27.8% of net sales in the six month periods ended December 31, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

         NET SALES. The Company's net sales increased 40.5% to $39,172,000 in the three month period ended December 31, 1998 compared to $27,881,000 in the same period last year. Net sales increased by 60.9% to $71,445,000 in the six months ended December 31, 1998 from $44,395,000 in the six months ended December 31, 1997 (see below).

              Group                     1998          1997       Increase (Decrease)
              -----                     ----          ----       -------------------
Quarter end December 31:
------------------------
Broadcast                           $  5,254       $  6,195             (15.2)%
Desktop                               20,336         15,470              31.5%
Consumer                              13,582          6,216             118.5%
                                    --------      ---------
                                    $ 39,172       $ 27,881              40.5%
                                    --------      ---------
                                    --------      ---------

Six months ended December 31:
-----------------------------
Broadcast                           $ 11,846       $ 11,340               4.5%
Desktop                               39,592         23,861              65.9%
Consumer                              20,007          9,194             117.6%
                                    --------      ---------
                                    $ 71,445       $ 44,395              60.9%
                                    --------      ---------
                                    --------      ---------

In the quarter ended December 31, 1998, sales increases in the consumer and desktop groups over the prior year were offset by a decrease in the broadcast sales. For the desktop group, the growth was attributable to an expanded product line which added DC50, DV300, Reeltime and Reeltime Nitro to an already strong base of DC30 revenue. Consumer sales increased due to growing sales of PCTV in Europe and worldwide sales of Studio 400 which began shipping in June 1998. Revenues in the broadcast group decreased in quarter ended December 31, 1998 and increased slightly in the six month period ended December 31, 1998 compared to the corresponding periods last year as the industry focuses its attention and resources on evolving technologies in areas such as high definition digital television (HDTV).

         INTERNATIONAL SALES. International sales (sales outside of North America) increased 61% in the three month period ended December 31, 1998 compared to the three month period ended December 31, 1997 and accounted for approximately 71% and 62% of net sales respectively. International sales increased 82% in the six month period ended December 31, 1998 compared to the six month period ended December 31, 1997 and accounted for approximately 64% and

57% of the Company's net sales respectively. The Company expects that international sales will continue to represent a significant portion of its net sales.

         COST OF SALES AND GROSS PROFIT. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping, warranty costs and post sale customer support costs. For the three and six month periods ended December 31, 1998 and 1997, cost of sales were approximately 47% of sales and related gross margins held at 53%. From the six month period ended December 31, 1997 to the six month period ended December 31, 1998, the Company has experienced a shift in product mix away from higher margin broadcast products to lower margin consumer products. In spite of this, Pinnacle has been able to maintain its gross margin percentage due to growing sales in its higher margin desktop products.

         ENGINEERING AND PRODUCT DEVELOPMENT. Engineering and product development expenses increased 14.9% to $3,352,000 in the three months ended December 31, 1998 from $2,918,000 during the comparable three months period in the prior year. The Company's engineering and product development expenses increased 33.3% to $6,653,000 in the six months ended December 31, 1998 from $4,990,000 during the six months ended December 31, 1997. As a percentage of sales, engineering and product development expenses decreased to 8.6% in the quarter ended December 31, 1998 from 10.5% in the quarter ended December 31, 1997, and to 9.3% from 11.2% in the six months ended December 31, 1998 and 1997, respectively. Management believes that investment in research and development is crucial to its future growth and position in the industry. The Company expects to continue to allocate significant resources to engineering and product development efforts in Mountain View and Grass Valley, California, the Deko engineering team located in Paramus, New Jersey and the Miro engineering team located in Braunschweig, Germany in addition to purchasing research and development through acquisition as evidenced in its pending acquisition of Truevision, Inc. (see "Truevision Acquisition" above).

         SALES AND MARKETING. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 29.4% to $10,562,000 in the three months ended December 31, 1998 from $8,164,000 during the comparable three months period in the prior year. The growth during the three month period was due primarily to increased spending in Europe. The Company's sales and marketing expenses increased 43.1% to $19,149,000 in the six months ended December 31, 1998 from $13,385,000 in the six month period ended December 31, 1997 as the Company continues to invest in its infrastructure to promote its products worldwide. Although sales and marketing expenditures have increased significantly year to year, as a percentage of net sales expenditures have fallen to 27.0% from 29.3% in the three month periods ending December 31, 1998 and 1997, and to 26.8% from 30.1% in the six month periods ending December 31, 1998 and 1997, respectively. These decreases reflect a growth in sales exceeding incremental sales and marketing expenditures. Although management continues to invest substantial amounts in the Company's sales and marketing efforts, there can be no assurance that these current or increased sales and marketing expenditures will enable the Company to maintain or grow its current level of sales.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 66.5% to $1,885,000 in the three months ended December 31, 1998 from $1,132,000 during the comparable three months period in the prior year. General and administrative expenditures increased 41.2% to $3,394,000 in the six months ended December 31, 1998 from $2,403,000 during the comparable six months period in the prior year. As a percentage of net sales, general and administrative expenses were 4.8% and 4.1% during the three months ended December 31, 1998 and 1997 and 4.8% and 5.4% during the six months ended December 31, 1998 and 1997, respectively.

         IN PROCESS RESEARCH AND DEVELOPMENT. During the six month period ended December 31, 1997, the Company recorded an in process research and development charge of approximately $17.0 million relating to the Miro Acquisition.

         INTEREST INCOME (EXPENSE), NET. Interest income, net consists primarily of interest income, other income and interest expense. Interest income is generated primarily from the Company's low risk investments in money market funds, government securities and high-grade commerical paper. In the three and six months ended December 31, 1998, net interest income was $1,128,000 and $2,275,000, respectively, as compared to net interest income of $516,000 and $1,068,000 in the comparable periods a year ago. The increase reflects the investment of proceeds from the Company's common stock offering in Novmeber 1997 and investment of cash generated from operations.

         INCOME TAX EXPENSE. The Company recorded provisions for income taxes of $1,264,000 and $613,000 for the three months ended December 31, 1998 and 1997, respectively. Income tax expense was $2,266,000 and $766,000 for the six months ended December 31, 1998 and 1997, respectively. As of June 30, 1998, the Company had federal research and experimentation and alternative minimum tax credit carryforwards of $1,315,000 that expire between 2009 to 2013, and state research and experimentation credit carryforwards of $546,000 that have no expiration provision.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of December 31, 1998, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $96.4 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for the foreseeable future.

         The Company's operating activities generated cash of $5,118,000 in the six months ended December 31, 1998. Cash was generated primarily from net income of $9,048,000 million as well as from increases in accounts payable, accrued expenses and income taxes payable. These amounts were offset by increases in accounts receivable due to the Company's sales growth and inventory on account of higher broadcast and certain consumer inventories on hand due to lower than expected revenues from these products.

         During the six months period ended December 31, 1998, $2,883,000 was invested in property and equipment, compared to $1,210,000 in the six months ended December 31, 1997. The high level of expenditures for the six months ended December 31, 1998 were primarily for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in September 1998. As the Company continues to grow it expects ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital.

         On December 16, 1998, the Company announced that it entered into a definitive agreement to acquire Truevision, Inc. a supplier of digital video products, in a transaction designed to extend Pinnacle's leadership in the desktop digital video capture and editing market. Under the terms of the merger agreement, Truevision shareholders will receive 0.0313 shares of Pinnacle common stock for each share of Truevision common stock. The transaction is subject to various conditions including the receipt of required regulatory approvals and approval by the shareholders of Truevision and is expected to close no sooner than March 15, 1999. Based on the outstanding shares of Truevision common stock on December 31, 1998, Pinnacle expects to issue approximately 410,168 new shares of Pinnacle common stock. Pinnacle will also assume Truevision stock options and warrants. Based on the closing price of Pinnacle common stock on December 16, 1998, the consideration to be paid, including the assumption of stock options and warrants, plus estimated transaction costs is approximately $15.3 million. The transaction will be accounted for as a purchase and will be taxable to the stockholders of Truevision. During the quarterly period in which the transaction closes, the Company expects to take an in-process research and development charge and to incur certain non-recurring expenses related to integrating the two businesses.

FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO THE PROPOSED MERGER WITH TRUEVISION

    The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The anticipated benefits of the merger will not be achieved unless the operations of Truevision are successfully combined with those of Pinnacle Systems in a timely manner. Prior to the merger, Pinnacle Systems and Truevision will have operated independently, each with its own business, business culture, clients, employees and systems. Following the merger, the combined company must operate as a single organization utilizing common (1) information communication systems; (2) operating procedures; (3) financial controls and (4) human resource practices, including benefit, training and professional development programs. There may be substantial difficulties, costs and delays involved in integrating Pinnacle Systems and Truevision which could harm the combined company. These difficulties, costs and delays may include:

    - Diversion of the attention of management

    - Potential incompatibility of business cultures

    - Interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses

    - Difficulties in assimilating Pinnacle Systems' and Truevision's product offerings

    - Difficulties in coordinating Pinnacle Systems' and Truevision's research and development and sales and marketing efforts

    - Costs and delays in implementing common systems and procedures, including financial accounting systems

    - Costs and inefficiencies in delivering services to the clients of the combined company

    - Inability to retain and integrate key management, technical sales and customer support personnel

    Also, the engineering teams of Pinnacle Systems and Truevision may not successfully cooperate and realize any technological benefits. For these reasons, Pinnacle Systems may not realize any of the anticipated benefits of the merger. In addition, the announcement and consummation of the merger could cause customers and potential customers of Pinnacle Systems or Truevision to delay or cancel orders for products as a result of customer concerns and uncertainty over product evolution, integration and support of the combined company's products. A delay or cancellation of orders could harm the business, results of operations and financial condition of either or both of Pinnacle Systems or Truevision.

    Pinnacle Systems and Truevision estimate that the negotiation and implementation of the merger will result in aggregate pre-tax expenses to Pinnacle Systems and Truevision of approximately $2 million to $3 million, primarily relating to the fees of financial advisors, attorneys and accountants. Pinnacle Systems also expects to take a non-recurring charge associated with combining the operations of the two companies of approximately $1 million to $3 million and an in-process research and development write-off of approximately $3 million to $4 million in the quarter in which the merger closes. It is possible that Pinnacle Systems' and Truevision's estimate is incorrect or that unanticipated contingencies will occur that will substantially increase the costs of combining the companies' operations. In any event, costs associated with the merger will negatively impact results of operations in the quarter in which the merger occurs.

    THERE ARE VARIOUS FACTORS WHICH MAY CAUSE PINNACLE SYSTEMS' NET REVENUES AND OPERATING RESULTS TO FLUCTUATE.

    Pinnacle Systems' quarterly and annual operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside Pinnacle Systems' control. These factors include:

    - Timing of significant orders from and shipments to major OEM customers

    - Timing and market acceptance of new products

    - Success in developing, introducing and shipping new products

    - Dependence on distribution channels through which Pinnacle Systems' are sold

    - Increased competition and pricing pressure

    - Accuracy of Pinnacle Systems' and resellers' forecasts of end user demand

    - Accuracy of inventory forecasts

    - Ability to obtain sufficient supplies from its subcontractors

    - Timing and level of consumer product returns

    - Foreign currency fluctuations

    - Costs of integrating acquired operations

    - General domestic and international economic conditions, such as the current economic downturn in Asia

    Pinnacle Systems also experiences significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in Europe. Also, Pinnacle Systems attends a number of annual trade shows which can influence the order pattern of products, including the NAB convention held in April, the IBC convention held in September and the COMDEX exhibition held in November. Pinnacle Systems' operating expense levels are based, in part, on its expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. Due to these factors, Pinnacle Systems believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

    PINNACLE SYSTEMS' STOCK PRICE MAY BE VOLATILE.

    The trading price of Pinnacle Systems' common stock has in the past and could in the future fluctuate significantly. The fluctuations have been or could be in response to numerous factors including:

    - Quarterly variations in results of operations

    - Announcements of technological innovations or new products by Pinnacle Systems, their customers or competitors

    - Changes in securities analysts' recommendations

    - Earnings estimates for Pinnacle Systems

    - General fluctuations in the stock market

    Pinnacle Systems' revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of Pinnacle Systems' common stock. In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for high technology companies have been particularly affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of Pinnacle Systems' common stock.

    In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. Although no such litigation has been brought against Pinnacle Systems, it is possible that similar litigation could be brought against Pinnacle Systems. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject Pinnacle Systems to significant liabilities.

    PINNACLE SYSTEMS' FAILURE TO ACQUIRE AND SUCCESSFULLY INTEGRATE THE BUSINESSES IT ACQUIRES COULD NEGATIVELY IMPACT IT.

    In August 1997, Pinnacle Systems completed the acquisition of certain assets from miro Computer Products AG ("Miro Acquisition"). Pinnacle Systems may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and expensive process. All acquisitions involve risks that could materially and adversely affect Pinnacle Systems' business and operating results. These risks include:

    - Distracting management from the day-to-day operations of Pinnacle Systems' business

    - Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel

    - The potential to result in dilutive issuance of Pinnacle Systems' equity securities

    - The incurrence of debt and amortization expenses related to goodwill and other intangible assets

    PINNACLE SYSTEMS MAY FAIL TO SELL PRODUCTS IN THE CONSUMER MARKET.

    Pinnacle Systems entered the consumer market with the purchase of the VideoDirector product line from Gold Disk in June 1996. Pinnacle Systems began shipping its first internally developed consumer product, the VideoDirector Studio 200, in March 1997 and began shipping a successor product, the Studio 400 in June 1998. In addition, with the Miro Acquisition in August 1997, Pinnacle Systems acquired Miro's consumer products and European sales organization. Pinnacle Systems aims to expend considerable resources to develop, market and sell products into the consumer market. Pinnacle Systems expects to devote significant effort and resources to developing its consumer market. However, Pinnacle Systems could fail since it currently lacks:

    - Significant experience marketing and selling products through the consumer distribution channels.

    - Established relationships with distributors and retailers

    - A fully developed infrastructure to support electronic retail stores and telephone and internet orders.

    Additionally, several factors beyond Pinnacle Systems' control could hurt consumer product sales and consequently Pinnacle Systems' financial condition. These factors include:

    - Pinnacle Systems' products may have compatibility problems with other manufacturers' electronic components

    - Pinnacle Systems, and not the reseller, bears the risk of obsolete inventory and inventory returns

    - The growth of the consumer video market is difficult to predict

    PINNACLE SYSTEMS' SALES ARE CONCENTRATED AMONGST OEM CUSTOMERS AND PINNACLE SYSTEMS COULD BE NEGATIVELY AFFECTED IF SALES TO THESE CUSTOMERS WERE TO DECLINE.

    Pinnacle Systems has been highly dependent on sales of its Alladin and Genie products to OEMs. Sales to Avid Technology, Inc. accounted for approximately 5.8% in the quarter ended December 31, 1998, 10.7% of net sales in fiscal 1998 and 26.4% of sales in fiscal 1997. Though this concentration has lessened during the last fiscal years, it still subjects Pinnacle Systems to a number of risks. In particular, its operating results will vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of OEM customers. Pinnacle Systems' results of operations have in the past and could in the future be materially harmed by the failure of anticipated orders to materialize, by deferrals or cancellations of orders, or if overall OEM demand were to decline. For example, since sales to Avid began in fiscal 1996, quarterly sales to Avid have fluctuated substantially from a high of $5.6 million to a low of $1.0 million, and Pinnacle Systems anticipates that such fluctuations may continue. If sales to OEM customers were to decrease, Pinnacle's business could be materially harmed.

    IF PINNACLE SYSTEMS' PRODUCTS DO NOT KEEP PACE WITH THE TECHNOLOGICAL DEVELOPMENTS IN THE RAPIDLY CHANGING VIDEO POST-PRODUCTION EQUIPMENT INDUSTRY, THEN IT MAY BE ADVERSELY AFFECTED.

    The video post-production equipment industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Delays in the introduction or shipment of new or enhanced products, the inability of Pinnacle Systems to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could materially harm Pinnacle Systems' business, particularly on a quarterly basis.

    Pinnacle Systems is critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer its customers additional features and enhanced performance at competitive prices. These products include AlladinPRO, Studio 400, miroVIDEO DC50, Studio DC10 plus and Studio MP10, as well as products that began shipping in the first fiscal quarter of 1999, such as FXDeko and ReelTime Nitro. Once a new product is developed, Pinnacle Systems must rapidly commence volume production. This process requires accurate forecasting of customer requirements and attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires Pinnacle Systems to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. For example, the introduction of DVExtreme, Lightning and Studio 400 has resulted in a significant decline in sales of Prizm, Flashfile and Studio 200 and a write down of inventory. In addition, as is typical with any new product introduction, quality and reliability problems may arise. Any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

    IF PINNACLE SYSTEMS DOES NOT EFFECTIVELY COMPETE, ITS BUSINESS WILL BE
HARMED.

    The market for Pinnacle's products is highly competitive. Pinnacle Systems competes in the broadcast, desktop and consumer video production markets. Pinnacle anticipates increased competition in each of the broadcast, desktop and consumer video production markets, particularly since the industry is undergoing a period of technological change and consolidation. Competition for Pinnacle Systems' broadcast, consumer and video products is generally based on:

    - Product performance

    - Breadth of product line

    - Quality of service and support

    - Market presence

    - Price

    - Ability of competitors to develop new, higher performance, lower cost consumer video products

    Pinnacle Systems' competitors in the broadcast, consumer and video market include companies with substantially greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than Pinnacle Systems. In addition, these competitors have established relationships with current and potential customers of Pinnacle Systems and some offer a wide variety of video equipment that can be bundled in certain large system sales.

    Principal competitors in the broadcast market include:

       Chyron Corporation
       Matsushita Electric Industrial Co. Ltd.
       Quantel Ltd. (a division of Carlton Communications Plc)
       Accom, Inc.
       Sony Corporation

    Principal competitors in the desktop and consumer markets are:

       Quantel Ltd. (a division of Carlton Communications Plc)
       Accom, Inc.
       Sony Corporation
       Avid Technology, Inc.
       Digitel Processing Systems, Inc.
       Fast Multimedia
       Iomega Corp.
       Matrox Electronics Systems, Ltd.
       Media 100, Inc.
       Adobe Systems, Inc.

    These lists are not all-inclusive.

    The consumer market in which certain of Pinnacle Systems' products compete is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with Pinnacle Systems' consumer products by providing some or all of the same features and video editing capabilities. In addition, Pinnacle Systems expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with Pinnacle Systems' consumer products. Pinnacle Systems expects that potential competition in this market is likely to come from existing video editing companies, software application companies, or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market. Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share. Any of these effects could materially harm Pinnacle Systems' business.

    PINNACLE SYSTEMS IS DEPENDENT ON CONTRACT MANUFACTURERS AND SINGLE OR LIMITED SOURCE SUPPLIERS FOR ITS COMPONENTS. IF THESE MANUFACTURERS AND SUPPLIERS DO NOT MEET PINNACLE SYSTEMS' DEMAND EITHER IN VOLUME OR QUALITY, THEN PINNACLE SYSTEMS COULD BE MATERIALLY HARMED.

    Pinnacle Systems relies on subcontractors to manufacture its consumer products and the major subassemblies of its broadcast and desktop products. Pinnacle Systems and its manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in Pinnacle Systems' products, including certain key integrated circuits. Pinnacle Systems' strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

    - Loss of control over the manufacturing process

    - Potential absence of adequate capacity

    - Potential delays in lead times

    - Unavailability of certain process technologies

    - Reduced control over delivery schedules, manufacturing yields, quality and costs

    - Unexpected increases in component costs

    If any significant subcontractor or single or limited source suppliers becomes unable or unwilling to continue to manufacture these subassemblies or provide critical components in required volumes, Pinnacle Systems will have to identify and qualify acceptable replacements or redesign its products with different components. Additional sources may not be available and product redesign may not be feasible on a timely basis. This could materially harm Pinnacle Systems' business. Any extended interruption in the supply of or increase in the cost of the products, subassemblies or components manufactured by third party subcontractors or suppliers could materially harm Pinnacle Systems' business.

    WITHOUT A DIRECT SALES FORCE, PINNACLE SYSTEMS RELIES HEAVILY ON DEALERS AND OEMS TO MARKET, SELL, AND DISTRIBUTE ITS PRODUCTS. IN TURN, PINNACLE SYSTEMS DEPENDS HEAVILY ON THE SUCCESS OF THESE RESELLERS. IF THESE RESELLERS DO NOT SUCCEED IN EFFECTIVELY DISTRIBUTING PINNACLE SYSTEMS' PRODUCTS, THEN PINNACLE SYSTEMS' FINANCIAL PERFORMANCE WILL BE NEGATIVELY AFFECTED.

    These resellers may:

    - Not effectively promote or market Pinnacle Systems' products

    - Experience financial difficulties and even close operations

    Pinnacle Systems' dealers and retailers are not contractually obligated to sell Pinnacle Systems' products. Therefore, they may, at any time:

    - Refuse to promote or pay for Pinnacle Systems' products

    - Discontinue Pinnacle Systems' products in favor of a competitor's product

    Also, with these distribution channels standing between them and the actual market, Pinnacle Systems may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products, such as AlladinPro, DC50, Studio 400, FXDeko ReelTime Nitro, Studio DC10 plus and Studio MP10. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products and not because there is a significant demand for them.

    As to consumer products offerings, Pinnacle Systems has expanded its distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. Pinnacle Systems also sells its consumer products directly to some retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed Pinnacle Systems to the following risks, some of which are out of Pinnacle Systems' control:

    - Pinnacle Systems is obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to Pinnacle Systems, Pinnacle Systems may be faced with significant product returns or price protection obligations.

    - The distributors or retailers may not continue to stock and sell Pinnacle Systems consumer products.

    - Retailers and retail distributors most likely will carry competing products.

    Any of the foregoing events could materially harm Pinnacle Systems' business.

    IF CERTAIN KEY EMPLOYEES OF PINNACLE SYSTEMS LEAVE OR ARE NO LONGER ABLE TO PERFORM SERVICES FOR PINNACLE SYSTEMS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON PINNACLE SYSTEMS' BUSINESS.

    Pinnacle Systems believes that the efforts and abilities of its senior management and key technical personnel are very important to its continued success. In particular, if Mark Sanders or Ajay Chopra left or were unable to perform services for Pinnacle Systems, Pinnacle Systems' business could be materially harmed. Only one of Pinnacle Systems senior management or key technical personnel is bound by an employment agreement and none are the subject of key man life insurance.

    PINNACLE SYSTEMS MAY NOT BE ABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF MANAGERIAL PERSONNEL AND TECHNICAL EMPLOYEES TO COMPETE SUCCESSFULLY.

    Pinnacle Systems' success is dependent upon its ability to attract and retain qualified technical and managerial personnel. There are not enough engineers, technical support, software services and managers available to meet the current demands of the computer industry. Pinnacle Systems may not be able to retain its key technical and managerial employees or attract, assimilate and retain such other highly-qualified technical and managerial personnel as required in the future. Also, employees may leave Pinnacle Systems and subsequently compete against Pinnacle Systems, or contractors may perform services for competitors of Pinnacle Systems. If Pinnacle Systems is unable to retain key personnel, its business could be materially harmed.

    PINNACLE SYSTEMS MAY BE UNABLE TO PROTECT ITS PROPRIETARY INFORMATION AND PROCEDURES EFFECTIVELY.

    Pinnacle Systems must protect its proprietary technology and operate without infringing the intellectual property rights of others. Pinnacle Systems relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, Pinnacle Systems generally enters into confidentiality and nondisclosure agreements with its employees and OEM customers and limits access to and distribution of its proprietary technology. These steps may not protect Pinnacle Systems proprietary information nor give it any competitive advantage. Others may independently develop substantially equivalent intellectual property or otherwise gain access to Pinnacle Systems' trade secrets or intellectual property, or disclose such intellectual property or trade secrets. Pinnacle Systems has an application pending with the United States Patent and Trademark Office, which may not be granted, and any future patent applications may not be allowed. If Pinnacle Systems is unable to protect its intellectual property, Pinnacle Systems' business could be materially harmed.

    PINNACLE SYSTEMS MAY BE ADVERSELY AFFECTED IF IT IS SUED BY A THIRD PARTY OR IF PINNACLE DECIDES TO SUE A THIRD PARTY FOR INFRINGEMENT.

    There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to Pinnacle Systems, to protect its trade secrets, trademarks and other intellectual property rights owned by Pinnacle Systems, or to defend Pinnacle Systems against claimed infringement. This litigation may

    - Divert management's attention away from the operation of Pinnacle Systems' business

    - Result in the loss of Pinnacle Systems' proprietary rights

    - Subject Pinnacle Systems to significant liabilities

    - Force Pinnacle Systems to seek licenses from third parties

    - Prevent Pinnacle Systems from manufacturing or selling its products.

    Any of these results could materially harm Pinnacle Systems' business.

    In the course of its business, Pinnacle Systems has in the past received communications asserting that Pinnacle Systems products infringe patents or other intellectual property rights of third parties. Pinnacle Systems investigated the factual basis of such communications and negotiated licenses where appropriate. It is likely that in the course of its business, Pinnacle Systems will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, Pinnacle Systems may not be able to do so on commercially reasonable terms or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation.

    BECAUSE PINNACLE SYSTEMS SELLS PRODUCTS INTERNATIONALLY, IT IS SUBJECT TO
     ADDITIONAL RISKS.

    Sales of Pinnacle Systems' products outside of North America represented approximately 64% of Pinnacle Systems' net sales in the six month period ended December 31, 1998 and 57.6% of Pinnacle Systems' net sales in fiscal 1998 compared to 39.7% of Pinnacle Systems' net sales in fiscal 1997 and 38.7% of Pinnacle Systems' net sales in fiscal 1996. Pinnacle Systems expects that international sales will continue to represent a significant portion of its net sales, particularly in light of it's increased European sales as a result of the Miro Acquisition and the addition of the Miro European sales channel. Pinnacle Systems makes foreign currency denominated sales in many, primarily European, countries. This exposes Pinnacle Systems to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased substantially during fiscal 1998, especially for sales of consumer and desktop products into Europe. In fiscal 1999 and beyond, Pinnacle Systems expects that a majority of its European sales will be denominated in local foreign currency including the Euro. In addition to foreign currency risks, international sales and operations may also be subject to the following risks:

    - Unexpected changes in regulatory requirements

    - Export license requirements

    - Restrictions on the export of critical technology

    - Generally longer receivable collection periods and difficulty in collecting accounts receivable;

    - Political instability

    - Trade restrictions

    - Changes in tariffs

    - Difficulties in staffing and managing international operations

    - Potential insolvency of international dealers

    - Difficulty in collecting accounts receivable

    Pinnacle Systems is also subject to the risks of generally poor economic conditions in certain areas of the world, most notably Asia. These risks may harm Pinnacle Systems' future international sales and, consequently, Pinnacle Systems' business.

    PINNACLE SYSTEMS IS NOT SURE WHAT THE EFFECT THE RECENT ESTABLISHMENT OF THE EURO WILL BE ON PINNACLE SYSTEMS' FINANCIAL OR RESULTS OF OPERATIONS.

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their sovereign currencies and the euro. As of that date, the participating countries have agreed to adopt the euro as their common legal currency. However, the legacy currencies will also remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During this transition period, public and private parties may elect to pay or charge for goods and services using either the euro or the participating country's legacy currency. Pinnacle Systems is not sure what the effect of the recent establishment of the euro will be on Pinnacle Systems' financial condition or results of operations. Pinnacle Systems' European operations have conformed to the requirements of this transition and are currently invoicing customers in both legacy currencies and the euro. Due to numerous uncertainties, Pinnacle Systems can not reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on Pinnacle Systems' financial condition or results of operations.

    COMPUTER SOFTWARE, COMPONENTS AND SYSTEMS USED BY OR DESIGNED BY PINNACLE SYSTEMS OR USED BY THIRD PARTIES WITH WHOM PINNACLE SYSTEMS REGULARLY DEALS MAY NOT BE ABLE TO PROCESS DATE/TIME INFORMATION BETWEEN THE TWENTIETH AND TWENTY-FIRST CENTURY. THIS INABILITY COULD CAUSE THE DISRUPTION OR FAILURE OF SUCH COMPUTER SYSTEMS. PINNACLE SYSTEMS' BUSINESS COULD BE INTERRUPTED MATERIALLY AS A RESULT OF SUCH DISRUPTION OR FAILURE.

    Like many other companies, Pinnacle Systems is potentially susceptible to the year 2000 problem, i.e., computer systems will not correctly recognize and process date information beyond the year 1999. In addition, moving from 1999 to 2000 may cause problems since some systems' programming assigns special meaning to certain dates, such as 9/9/99, and the year 2000 is a leap year

    Pinnacle Systems has initiated a special program to confront those potential problems. This program will involve assessing all areas that may be affected by or responsible for the year 2000 problem and initiating changes wherever necessary. Some of the activities include:

    - Assessing all major categories of systems used by Pinnacle Systems, including manufacturing, sales and financial systems

    - Working with key suppliers of products and services to determine that their operations and products are year 2000 capable, or to monitor their progress toward year 2000 capability

    - Internal discussions concerning contingency planning to address potential problem areas with internal systems and with suppliers and other third parties

    - Implementing a program to assess the capability of its products to handle the year 2000

    It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues. However, if these activities fail and problems occur, Pinnacle Systems' business will likely be materially harmed. Further, Pinnacle Systems does not have any contingency plans if these planning activities fail. It is uncertain to what extent Pinnacle Systems will be affected by the year 2000 problem, and if third parties or suppliers have year 2000 problems, Pinnacle Systems' business may be materially harmed.

    To assist customers in evaluating their year 2000 issues, Pinnacle Systems is currently assessing the capability of its current products and products no longer being produced to handle the year 2000 problem, and expects to complete that assessment by early 1999. Products will be assigned to one of the four following categories: "Year 2000 Compliant," "Year 2000 Compliant with minor issues" "Year 2000 non-compliant," "No evaluation done--will not test." "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by Pinnacle Systems', and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Pinnacle Systems' product properly exchanges date data with the Pinnacle Systems' product. Testing has not yet been completed, but based on preliminary tests, Pinnacle Systems believes that all current products shipping, which run under Microsoft Windows NT or Windows 95, will be "Year 2000 compliant." Testing of older products that are no longer shipping has only recently been initiated and Pinnacle Systems considers it likely that some older products may not be year 2000 Compliant.

    The costs incurred to date related to year 2000 compliance have been immaterial. The cost which will be incurred by Pinnacle Systems regarding the implementation of year 2000 compliant internal information systems, testing of current or older products for year 2000 compliance, and answering and responding to customer requests related to year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $500,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progress. Pinnacle Systems' estimate as to cost of year 2000 compliance may prove to be wrong. If actual cost of year 2000 compliance exceeds Pinnacle Systems' current estimate, Pinnacle Systems' business could be harmed.

    PINNACLE SYSTEMS HAS GROWN RAPIDLY AND CONTINUES TO GROW RAPIDLY. IF PINNACLE SYSTEMS FAILS TO EFFECTIVELY MANAGE THIS GROWTH, ITS FINANCIAL RESULTS COULD SUFFER.

    Pinnacle Systems has in the past experienced rapid growth and anticipates that it may grow at a rapid pace in the future. For example, net sales in fiscal 1998 were $105.3 million compared to $37.5 million in fiscal 1997 and net sales in the six month period ended December 31, 1998 increased 60.9% over the same period last year. As a result of recent acquisitions, Pinnacle Systems has increased the number of its employees substantially, including the addition of approximately 100 employees in connection with the Miro Acquisition, which increases the difficulty in managing Pinnacle Systems, particularly as employees are now geographically dispersed in North America and Europe. This growth has placed increasing demands on Pinnacle Systems' management, financial and other resources. Pinnacle Systems has built these resources and systems to account for such growth, but continued growth may require Pinnacle Systems to increase its investment in such systems, or to reorganize its management team. Such changes, should they occur, could cause an interruption or diversion of focus from Pinnacle Systems' core business activities and have an adverse effect on financial results.

PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On October 21, 1998, the Company held an Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions. There were no broker non-votes with respect to items 1 and 5 below.

              1. To elect seven directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

                                                                                         VOTES
                  NOMINEE                                      VOTES                    WITHHELD
                  -------                                      -----                    --------
                  Mark L. Sanders                             8,784,003                 224,199
                  Ajay Chopra                                 8,783,203                 224,999
                  L. Gregory Ballard                          8,783,703                 224,499
                  John Lewis                                  8,784,203                 223,999
                  Nyal D. McMullin                            8,784,203                 223,999
                  Glenn E. Penisten                           8,784,203                 223,999
                  Charles J. Vaughan                          8,784,203                 223,999

              2. To approve the reincorporation of the Company as a Delaware corporation by means of a merger of the Company with and into a wholly owned Delaware subsidiary of the Company.

                  The meeting was adjourned with respect to this proposal only. The adjourned meeting reconvened at 10:00 a.m. Friday on November 20, 1998, and was again adjourned until December 4, 1998, at which time the meeting was again adjourned. A final meeting will reconvene on February 25, 1999 at 10:00 a.m. at the Company's offices located at 280
                  N. Bernardo Avenue, Mountain View, California, at which time this proposal to reincorporate the Company as a Delaware corporation shall come before the shareholders.

              3. To approve an amendment to the 1994 Employee Stock Purchase Plan to (a) increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 and (ii) provide for an annual increase in the number of shares of Common Stock reserved thereunder by the lesser of 300,000 shares or 2% of the outstanding shares of Common Stock.

                  FOR: 7,191,274      AGAINST: 1,049,882        ABSTAIN: 18,542
                  BROKER NON-VOTES: 748,504

              4. To approve an amendment to the 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares.

                  FOR:  4,398,885     AGAINST: 3,842,175        ABSTAIN: 18,638
                  BROKER NON-VOTES: 748,504

              5. To ratify the appointment of KPMG, LLP as independent auditors of the Company for the fiscal period ending June 30, 1999.

                  FOR:  8,993,965     AGAINST: 585              ABSTAIN: 13,652

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:

            2.1        Agreement and Plan of Merger dated as of December
                       16, 1998 by and among the Registrant, Bernardo Merger Corporation, Walsh Merger Corporation and Truevision, Inc. (Incorporated by reference to the exhibits to the Schedule 13D filed by the Registrant with the Securities and Exchange Commission on December 28, 1998 with respect to Truevision, Inc.

           27.1        Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PINNACLE SYSTEMS, INC.

Date: February 2, 1999         By: /s/ Mark L. Sanders
                                    ------------------------
                                    Mark L. Sanders
                                    President, Chief Executive Officer
                                    and Director

Date: February 2, 1999         By:  /s/ Arthur D. Chadwick
                                    ---------------------------
                                    Arthur D. Chadwick
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer