Form 10-Q
period 1999-03-31
PINNACLE SYSTEMS INC
filed 1999-05-17
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

The number of shares of common stock outstanding as of March 31, 1999 was 11,156,854.

                                              INDEX

PART I - FINANCIAL INFORMATION
          ITEM 1 - Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets -
                       March 31, 1999 and June 30, 1998                                            3

                    Condensed Consolidated Statements of Operations -
                       Three Month and Nine Month Periods Ended                                    4
                       March 31, 1999 and 1998

                    Condensed Consolidated Statements of Comprehensive Income (Loss) -
                       Three Month and Nine Month Periods Ended                                    5
                       March 31, 1999 and 1998

                    Condensed Consolidated Statements of Cash Flows -
                       Nine Months Ended March 31, 1999 and 1998                                   6

                    Notes to Condensed Consolidated Financial Statements                           7

          ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                        11

          ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                     23


PART II - OTHER INFORMATION

          ITEM 4 - Submission of Matters to a Vote of Security Holders                            24

          ITEM 6 - Exhibits and Reports on Form 8-K                                               24

                    Signatures                                                                    25

See accompanying notes to condensed consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands)

                                                                     March 31,    June 30,
                                                                       1999        1998
                                                                    ---------    ---------
                   Assets
Current assets:
      Cash and cash equivalents                                     $  19,594    $  47,478
      Marketable securities                                            54,340       39,307
      Accounts receivable, net                                         26,284       18,459
      Inventories                                                      20,875       11,960
      Prepaid expenses and other assets                                 2,675        1,674
                                                                    ---------    ---------
                  Total current assets                                123,768      118,878

Marketable securities                                                  16,762        4,521
Property and equipment, net                                             8,027        5,411
Goodwill                                                               25,093        3,390
Other assets                                                              326          737
                                                                    ---------    ---------
                                                                    $ 173,976    $ 132,937
                                                                    =========    =========

                   Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                              $   9,273    $   8,143
      Accrued expenses and other                                       14,918        8,729
      Income taxes payable                                              2,687        1,510
                                                                    ---------    ---------
                  Total current liabilities                            26,878       18,382
                                                                    ---------    ---------

Long-term obligations                                                    --            163

Commitments

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
         none issued and outstanding                                     --           --
      Common stock;  authorized 15,000 shares; 11,157 and
         10,073 issued and outstanding as of March 31, 1999,
         and June 30, 1998, respectively                              158,242      133,332
      Accumulated deficit                                              (9,767)     (18,825)
      Accumulated other comprehensive loss                             (1,377)        (115)
                                                                    ---------    ---------
                  Total shareholders' equity                          147,098      114,392
                                                                    ---------    ---------
                                                                    $ 173,976    $ 132,937
                                                                    =========    =========

See accompanying notes to condensed consolidated financial statements.

                             PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands, except per share data)

                                                             Three                     Nine
                                                          Months Ended              Months Ended
                                                            March 31,                 March 31,
                                                     ----------------------    ----------------------
                                                        1999         1998         1999         1998
                                                     ---------    ---------    ---------    ---------
Net sales                                            $  40,147    $  29,332    $ 111,592    $  73,727
Cost of sales                                           18,442       13,631       51,652       34,484
                                                     ---------    ---------    ---------    ---------

                Gross profit                            21,705       15,701       59,940       39,243
                                                     ---------    ---------    ---------    ---------

Operating expenses:
       Engineering and product development               4,282        3,165       10,935        8,155
       Sales and marketing                              10,300        7,947       29,449       21,332
       General and administrative                        1,671        1,455        5,065        3,858
       In-process research and development               6,579         --          6,579       16,960
                                                     ---------    ---------    ---------    ---------

                Total operating expenses                22,832       12,567       52,028       50,305
                                                     ---------    ---------    ---------    ---------

                Operating income (loss)                 (1,127)       3,134        7,912      (11,062)

Interest income, net                                     1,135        1,026        3,410        2,094
                                                     ---------    ---------    ---------    ---------

                Income (loss) before income taxes            8        4,160       11,322       (8,968)

Income tax expense                                        --           (832)      (2,264)      (1,598)
                                                     ---------    ---------    ---------    ---------

                Net income (loss)                    $       8    $   3,328    $   9,058    $ (10,566)
                                                     =========    =========    =========    =========

Net income (loss) per share
         Basic                                       $    0.00    $    0.34    $    0.86    $   (1.23)
                                                     =========    =========    =========    =========
         Diluted                                     $    0.00    $    0.31    $    0.79    $   (1.23)
                                                     =========    =========    =========    =========

Shares used to compute net income (loss) per share
         Basic                                          10,771        9,780       10,497        8,570
                                                     =========    =========    =========    =========
         Diluted                                        11,927       10,810       11,515        8,570
                                                     =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                           Three Months Ended      Nine Months Ended
                                                March 31,               March 31,
                                            1999        1998        1999        1998
                                            ----        ----        ----        ----
Net income (loss)                         $      8    $  3,328    $  9,058    $(10,566)

Foreign currency translation adjustment     (2,051)       (147)     (1,262)       (121)
                                          --------    --------    --------    --------

Comprehensive income (loss)               $ (2,043)   $  3,181    $  7,796    $(10,687)
                                          ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

                             PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                                                         Nine Months Ended March 31,
                                                                         ---------------------------
                                                                             1999        1998
                                                                           --------    --------
Cash flows from operating activities:
      Net income (loss)                                                    $  9,058    $(10,566)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Acquired research and development                                  6,579      16,960
           Depreciation and amortization                                      3,301       2,072
           Changes in operating assets and liabilities:
                Accounts receivable                                          (8,124)     (5,942)
                Inventories                                                  (6,634)     (4,517)
                Accounts payable                                             (2,825)        984
                Accrued expenses                                                316       4,445
                Accrued income taxes                                          1,095        --
                Prepaid and other                                            (1,151)     (1,084)
                                                                           --------    --------

                      Net cash provided by operating activities               1,615       2,352
                                                                           --------    --------

Cash flows from investing activities:
      Net cash acquired (paid) on acquisitions                                  120     (15,150)
      Purchases of property and equipment                                    (4,192)     (1,735)
      Net purchases of marketable securities                                (27,274)     (1,231)
                                                                           --------    --------

                      Net cash used in investing activities                 (31,346)    (18,116)
                                                                           --------    --------

Cash flow from financing activities:
      Payment on notes payable                                               (2,237)       --
      Proceeds from issuance of common stock                                  4,872      49,097
                                                                           --------    --------

                      Net cash provided by financing activities               2,635      49,097
                                                                           --------    --------

Effects of exchange rate changes on cash                                       (788)       --

Net increase in cash and cash equivalents                                   (27,884)     33,333
Cash and cash equivalents at beginning of period                             47,478      32,788
                                                                           --------    --------

Cash and cash equivalents at end of period                                 $ 19,594    $ 66,121
                                                                           ========    ========

Supplemental disclosures of cash paid during the period for:
      Interest                                                             $      5    $      2
                                                                           ========    ========
      Income taxes                                                         $  1,088    $   (263)
                                                                           ========    ========

Non-cash transactions:
      Liabilities associated with the acquisition of certain net assets    $   --      $  3,810
                                                                           ========    ========
      Common Stock issued for Miro acquisition                             $  7,834    $  4,352
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

Stock Split

         On April 15, 1999, the Company announced a two-for-one stock split. Stockholders of record on May 14, 1999 will be entitled to one additional share of common stock for each share of Pinnacle Systems Common Stock held on that date. The payment date will be June 4, 1999

Fiscal Year and Interim Reporting Dates

         Pinnacle reports on a fiscal year that ends June 30. In fiscal 1998 and prior, the Company's three interim quarters (September, December and March) ended on the last Friday of the respective months. Beginning July 1, 1998, the Company's fiscal year and interim quarters will end on the last day of the respective months. Prior periods have not been adjusted to reflect this change.

Currency Translation

         The results of operations for non-U.S. subsidiaries are translated into U.S. dollars using average exchange rates for the period, while assets and liabilities are translated using period-end rates. Resulting translation adjustments are recorded in shareholders' equity as accumulated other comprehensive loss.

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

Recent Accounting Pronouncements

         The Financial Accounting Standards Board recently issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The statement establishes standards for public companies to report operating segment information in annual financial statements and requires those enterprises to report selected operating segment information in interim financial reports issued to shareholders. This statement is effective for financial statements with fiscal years beginning after December 31, 1997. The Company will disclose segment information beginning with its annual report on Form 10-K for the fiscal year ending June 30, 1999.

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

2.       Acquisitions

         On March 12, 1999, the Company acquired all the outstanding common stock of Truevision, Inc., a supplier of digital video products ("Truevision"). In connection with the acquisition, Pinnacle issued 412,103 shares of common stock valued at $11.5 million. In addition, Pinnacle issued to Truevision employees and Directors 69,839 options, valued at $.7 million, to purchase common stock at an exercise price of $23.97. The Company also assumed 26,918 warrants valued at $.1 million. The Company incurred acquisition costs of approximately $.5 million for a total purchase price of $12.8 million and assumed liabilities totaling $11.5 million.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Truevision and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of March 12, 1999. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of net assets on the date of purchase. As of March 12, 1999, the Company recorded $3.8 million in assets, $6.2 million in in-process research and development, $2.7 million in other identifiable intangibles including patents, trademarks and assembled workforce, assumed $11.5 million in liabilities and allocated $11.6 million to goodwill.

         The amounts allocated to identifiable intangible assets and acquired in-process research and development, were based on results of an independent appraisal using established valuation techniques in the high-technology industry. Such allocations, as well as those made to the remaining net assets, are preliminary and subject to further analysis. Subsequent changes to the purchase price allocation, if any, will be recorded as adjustments to goodwill.

         The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the products status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technologically feasibility was achieved when a product is at beta stage. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. Based on this analysis and computation, $6.2 million was charged to operations at the date of acquisition.

         The Company did not record any deferred tax assets at the acquisition date due to the uncertainty of their realization. If any benefit of these unrecorded tax credits and carryforwards is realized in the future, the non-current assets recorded upon the acquisition will be reduced at that time by a corresponding amount, before any benefit is recognized in the statement of operations.

         Accumulated amortization associated with identifiable intangible assets
was  approximately  $16,000.  At  March  31,  1999,   accumulated   amortization
associated with goodwill was approximately $70,000.

         The following table presents unaudited pro forma information as if Pinnacle and Truevision had been combined as of the beginning of the periods presented. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Pinnacle and Truevision been a combined company during the specified periods. The pro forma results include the effects of the purchase price allocation from amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology.

Pro Forma Unaudited
(in thousands, except per share amounts)

                                                    For the Nine Months Ended
                                                              March 31
                                                        1999            1998
                                                     ---------        ---------
Net revenue                                          $ 126,638        $ 101,200
Net loss                                                  (786)         (10,690)
Net loss per common share
  -- basic                                           $    (.07)       $   (1.19)
Weighted average common share
  outstanding -- basic                                  10,881            8,982


         In March, 1999, the Company acquired Shoreline Studios, Inc., a provider of real-time 3D graphics software for use in live broadcasts. The cash price was $754,000 including related goodwill of $375,000. The transaction was accounted for by the purchase method of accounting. Pro forma comparative results of operations are not presented because they are not material to the Company's results.

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

3.        Supplemental Cash Flow Information

         The following table reflects supplemental cash flow from investing activities related to the Truevision and Shoreline acquisitions.

Fair value of:                                Truevision   Shoreline    Total
--------------                                ----------   ---------    -----
Assets acquired and goodwill                   $ 24,415    $    754    $ 25,169
Liabilities assumed                            (11,397)       (250)     (11,647)
Common stock, stock options
  and warrants issued                          (12,704)       --        (12,704)
                                              --------    --------    ---------
Cash paid                                          314         504          818
Cash acquired                                     (938)       --           (938)
                                              --------    --------    ---------
Net cash (received) paid on acquisitions       $  (624)    $   504     $   (120)


4.        Net Income Per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share"
("SFAS128"). The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed
Consolidated Statements of Operations:


                                                    Three Months Ended      Nine Months Ended
       (In thousands)                                    March 31,              March 31,
                                                       1999     1998          1999     1998
                                                       ----     ----          ----     ----
Basic EPS - weighted average shares of common stock
      outstanding                                     10,771    9,780        10,497    8,570
Effect of dilutive common equivalent shares - stock
      options outstanding                              1,156    1,030         1,018     --
                                                      ------   ------        -----    ------

Diluted EPS - weighted average shares and common
      equivalent shares outstanding                   11,927   10,810        11,515    8,570
                                                      ======   ======        ======   ======

Options to purchase shares of common stock
      excluded due to anti-dilution                        0        0            75    1,022
                                                      ======   ======        ======   ======

5        Customers and Credit Concentrations

         During the three and nine month periods ended March 31, 1999, Ingram Micro Inc. accounted for approximately 9.5% and 10.5% of net sales, respectively, compared to 10.2% and 10.9% for the comparable periods in 1998. No other customer accounted for greater than 10% of sales.

         Ingram Micro Inc. accounted for approximately 25.3% and 18.5% of accounts receivable at March 31, 1999 and June 30, 1998, respectively.


6        Inventories

A summary of inventories follows:
(in thousands)
                                             March 31,       June 30,
                                                1999           1998
                                                ----           ----
             Raw materials                   $  10,946       $  6,418
             Work in process                     3,834          2,946
             Finished goods                      6,095          2,596
                                              --------       --------
                                              $ 20,875       $ 11,960
                                              ========       ========


Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.


7        Development of Software for Internal Use

         Beginning in January 1999, the Company commenced development and implementation of a worldwide information system based on enterprise software. The project is expected to be completed by January 2000. Pursuant to SOP 98-1, the Company reached the application development stage of the software implementation and began capitalizing costs associated with the project. As of March 31, 1999, the Company had capitalized approximately $330,000.

8        Related Parties

         The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell. During the three month period ended March 31, 1999 and 1998, the Company purchased materials totaling $4,102,000 and $748,000 respectively, from Bell pursuant to the Agreement. During the nine month period ended March 31, 1999 and 1998, the Company purchased materials totaling $9,683,000 and $3,180,000 respectively from Bell pursuant to the Agreement.


Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations



Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results". These forward-looking statements include the last sentences of the paragraphs below relating to "Engineering and Product Development" and "Sales and Marketing," "International Sales," and the statements regarding the Company's expected investment in property, machinery and equipment under "Liquidity and Capital Resources" below, among others.

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

         In June 1997, the Company commenced shipment of DVExtreme and Lightning, two Windows NT based products designed to address the markets previously addressed by Prizm and Flashfile respectively, the primary broadcast products sold throughout fiscal 1997. In April 1997, the Company completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. ("Deko Acquisition"). Currently the Company sells three products in the Deko line, FXDeko, TypeDeko and WriteDeko, and has recently announced the release of six additional products including FXDekoHD, a high definition character and graphics generator. In fiscal 1998, substantially all of the broadcast revenue came from the sale of DVEtreme, Lightning and Deko products. In June 1998, the Company commenced shipment of AlladinPRO; a high-performance Windows NT based digital video effects system designed for live and on-line applications. In September 1998, the Company commenced shipment of FXDeko; a new high performance Windows NT based product that combines the feature set of Deko with real-time digital effect technology. In March 1999, the Company announced the introduction of Thunder, the Company's first multi-channel video and audio clip server and iThunder, a realtime video server for Internet Broadcasting. In April 1999 the Company announced the introduction of the Lightning 200 stillstore and image management system and the DVEXtremePlus digital effects system. The broadcast market accounted for approximately 16.1% and 24.1% of net sales in the three-month periods ended March 31, 1999 and 1998, respectively, and approximately 16.4% and 25.0% of net sales in the nine month periods ended March 31, 1999 and 1998, respectively.

Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing, and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company's first desktop product was the Alladin, which commenced shipment in June 1994. The Company expanded its desktop product line with the introduction of Genie in June 1996. In August 1997 the company acquired the miroVIDEO desktop product lines and during fiscal 1998 the Company introduced additional new desktop products. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the ReelTime, ReelTime Nitro, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300 families. In September 1998, the Company commenced shipment of ReelTime Nitro which combines the video capture and editing capabilities of ReelTime with the digital video effects capabilities of Genie. In March 1999, the Company announced the introduction of DC1000, a new dual stream MPEG2 editing product and a companion DVD authoring option. The Company also announced the introduction of DV200, its new low-cost DV-based video capture and editing solution. Also in March 1999, the Company completed its acquisition of Truevision, Inc. by adding Truevision's TARGA branded products to its catalog. TARGA boards, which provide 4:2:2 video sampling and M-JPEG compression with user-selectable image quality are being integrated into Pinnacle's Desktop Group of products. The desktop market accounted for approximately 57.4% and 60.4% of net sales in the three-month periods ended March 31, 1999 and 1998, respectively, and approximately 56.1% and 56.4% of net sales in the nine month periods ended March 31, 1999 and 1998, respectively.

Consumer Market

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer, camcorder and VCR. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer-editing product, the VideoDirector Studio 200, in March 1997. In June 1998 the Company commenced shipment of Studio 400, which expands the capabilities of and replaces VideoDirector Studio 200. In November 1998 the Company commenced shipment of Studio DC10 Plus. In March 1999, the Company commenced shipment of Studio MP10, the company's third product in the Studio line. As of March 31, 1999 the Company's consumer product line included Studio 400, Studio DC10+, miroVIDEO DC10, miroVIDEO DC20, miroVIDEO PCTV, and StudioMP10. Consumer products are distributed direct to retail outlets and through retail distributors such as Ingram Micro. The Company also sells directly to end-users by accepting orders via the telephone and Internet. Price points of consumer products are lower than the Company's broadcast and desktop products and are marketed as both software packages and computer peripheral products. The consumer market accounted for approximately 26.5% and 15.5% of net sales in the three-month periods ended March 31, 1999 and 1998, respectively, and approximately 27.5% and 18.6% of net sales in the nine month periods ended March 31, 1999 and 1998, respectively.

Results of Operations

         Net Sales. The Company's net sales increased 36.9% to $40.1 million in the three-month period ended March 31, 1999 compared to $29.3 million in the same period last year. Net sales increased by 51.4% to $111.6 million in the nine months ended March 31, 1999 from $73.7 million in the nine months ended March 31, 1998 (see below).

                                                                       Increase
         Group                                1999          1998      (Decrease)
         -----                                ----          ----      ----------
Quarter end March 31:
---------------------
Broadcast                                   $  6,480      $  7,078       (8.4)%
Desktop                                       23,034        17,702       30.1%
Consumer                                      10,633         4,552      133.6%
                                            --------      --------
                                            $ 40,147      $ 29,332       36.9%
                                            ========      ========

Nine months ended March 31:
---------------------------
Broadcast                                   $ 18,326      $ 18,418       (0.5)%
Desktop                                       62,626        41,563       50.7%
Consumer                                      30,640        13,746      122.9%
                                            --------      --------
                                            $111,592      $ 73,727       51.4%
                                            ========      ========


In both the quarter and nine-month period ended March 31, 1999, sales increases in the consumer and desktop groups over the prior year were partially offset by a decrease in the broadcast sales. For the desktop group, the growth in these periods was attributable to an expanded product line, which added DC50 and the DV300 to an already strong base of DC30 revenue. In the quarter ended March 31, 1999 the desktop sales also included approximately $1.5 million from the sale of Truevision products. The Consumer sales increased due to growing sales of PCTV in Europe and worldwide sales of Studio 400 which began shipping in June 1998. Revenues in the broadcast group decreased in quarter ended March 31, 1999 and decreased slightly in the nine month period ended March 31, 1999 compared to the corresponding periods last year as the industry focuses its attention and resources on evolving technologies in areas such as high definition digital television
(HDTV).

         International sales (sales outside of North America) increased 40.5% in the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998 and accounted for approximately 59.2% and 57.7% of net sales in those periods, respectively. International sales increased 70.6% in the nine month period ended March 31, 1999 compared to the nine month period ended March 31, 1998 and accounted for approximately 64.2% and 57.0% of the Company's net sales respectively. The Company expects that international sales will continue to represent a significant portion of its net sales.

         Cost of Sales and Gross Profit. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping, warranty costs and post sale customer support costs. For the three and nine month periods ended March 31, 1999 and 1998, cost of sales were approximately 46% of sales and related gross margins held at 54%.

         Engineering and Product Development. Engineering and product development expenses increased 35.3% to $4.3 million in the three months ended March 31, 1999 from $3.2 million during the comparable three months period in the prior year. The Company's engineering and product development expenses increased 34.1% to $10.9 million in the nine months ended March 31, 1999 from $8.2 million during the nine months ended March 31, 1998. As a percentage of sales, engineering and product development expenses decreased to 10.7% in the quarter ended March 31, 1999 from 10.8% in the quarter ended March 31, 1998, and to 9.8% from 11.1% in the nine months ended March 31, 1999 and 1998, respectively. Management believes that investment in research and development is crucial to its future growth and position in the industry. The Company expects to continue to allocate significant resources to engineering and product development efforts in Mountain View and Grass Valley, California, the Deko engineering team located in Paramus, New Jersey, the Miro engineering team located in Braunschweig, Germany, and the Truevision engineering team located in Indianapolis, Indiana.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 29.6% to $10.3 million in the three months ended March 31, 1999 from $7.9 million during the comparable three months period in the prior year. The growth during the three-month period was due primarily to increased spending in North America. The Company's sales and marketing expenses increased 38.1% to $29.4 million in the nine months ended March 31, 1999 from $21.3 million in the nine month period ended March 31, 1998 as the Company continues to invest in its infrastructure to promote is products worldwide. Although sales and marketing expenditures have increased significantly year to year, as a percentage of net sales expenditures have fallen to 25.7% from 27.1% in the three month periods ending March 31, 1999 and 1998, and to 26.4% from 28.9% in the nine month periods ending March 31, 1999 and 1998, respectively. These decreases reflect a growth in sales exceeding incremental sales and marketing expenditures. Although management continues to invest substantial amounts in the Company's sales and marketing efforts, there can be no assurance that these current or increased sales and marketing expenditures will enable the Company to maintain or grow its current level of sales.
         General and Administrative. General and administrative expenses increased 14.8% to $1.7 million in the three months ended March 31, 1999 from $1.5 million during the comparable three months period in the prior year. General and administrative expenditures increased 31.3% to $5.1 million in the nine months ended March 31, 1999 from $3.9 million during the comparable nine months period in the prior year. As a percentage of net sales, general and administrative expenses were 4.2% and 5.0% during the three months ended March 31, 1999 and 1998 and 4.5% and 5.2% during the nine months ended March 31, 1999 and 1998, respectively.

         In Process  Research  and  Development.  During the three month  period ended March 31, 1999, the Company recorded an in process research and development charge of approximately $6.6 million relating to the Truevision and Shoreline acquisitions. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

         The acquired in-process research and development from Truevision, Inc. relates to the development of the next generation of Targa products. At the date of acquisition, revenues attributable to these future products were projected for purposes of valuing the acquired in-process R&D. Though the Company currently expects that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved. If the project is not successfully developed, the Company may not realize the value assigned to the in-process R&D project. In addition, the value of goodwill and other acquired intangible assets may also become impaired. Ongoing operations and financial results are subject to a variety of factors which may or may not have been known or estimable at the time of the acquisition, and the estimates discussed above are subject to change.

         Interest Income, Net. Interest income, net consists primarily of interest income, other income and interest expense. Interest income is generated primarily from the Company's low risk investments in money market funds, government securities and high-grade commercial paper. In the three and nine months ended March 31, 1999, net interest income was $1.1 million and $3.4 million respectively, as compared to net interest income of $1.0 million and $2.1 million in the comparable periods a year ago. The increase reflects the investment of proceeds from the Company's common stock offering in November 1997 and investment of cash generated from operations.

         Income Tax Expense. The Company recorded a provision for income taxes of $0 and $832,000 for the three month period ended March 31, 1999 and 1998, respectively. Income tax expenses were $2.3 million and $1.6 million for the nine months ended March 31, 1999 and 1998, respectively. As of June 30, 1998, the Company had federal research and experimentation and alternative minimum tax credit carryforwards of $1.3 million that expire between 2009 to 2013, and state research and experimentation credit carryforwards of $546,000 that have no expiration provision.

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of March 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $90.7 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities generated cash of $1.6 million in the nine months ended March 31, 1999. Cash was generated primarily from net income of $9.1 million. Cash generated from operations was offset by increases in accounts receivable, inventories and prepaids and a decrease in accounts payable. Accounts receivable has increased primarily due to the Company's sales growth. Specifically, continued growth in the Company's sales into retail distribution could have a negative impact on cash flow as retail distributors normally pay within 60 to 120 days. Currently, this has not adversely impacted cash flow as DSO's have been stable. Inventories increased due to higher levels of broadcast and certain consumer inventories on hand due to lower than expected revenues from these products during the first nine months of the fiscal year. Excluding inventories acquired in the Truevision acquisition , inventories have remained at approximately the same level they were at December 31, 1998. Increase in prepaid and other expenses was due to payments made for the April 1999 NAB tradeshow and an increase in royalty advances. Cash flow decreased from payments on accounts payable due to approximately $3.0 in payments related to Truevision.

         During the nine months period ended March 31, 1999, cash flow from investing activities included $4.2 million invested in property and equipment, compared to $1.7 million in the nine months ended March 31, 1998. The high level of expenditures for the nine months ended March 31, 1999 were primarily for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansions in September 1998 and January 1999. The Company also incurred approximately $330,000 in capitalized expenditures related to the Company's enterprise software implementation which began in January 1999. The Company will continue to incur expenditures for the implementation at least through January 2000. Such expenses will increase in the late summer and fall of 1999 as the implementation process moves closer to final implementation. In addition, as the Company continues to grow it expects ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital. Cash flow from investing activities also decreased due to the Company's' increased investment in marketable securities.

         On March 12, 1999, the Company acquired all the outstanding common stock of Truevision, Inc., a supplier of digital video products ("Truevision"). In connection with the acquisition, Pinnacle issued 412,103 shares of common stock valued at $11.5 million. In addition, Pinnacle issued to Truevision employees and Directors 69,839 options, valued at $.7 million, to purchase common stock at an exercise price of $23.97. The Company also assumed 26,918 warrants valued at $.1 million. The Company incurred acquisition costs of approximately $.5 million for a total purchase price of $12.8 million and assumed liabilities totaling $11.5 million.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Truevision and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of March 12, 1999. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of net assets on the date of purchase. As of March 12, 1999, the Company recorded $3.8 million in assets, $6.2 million in in-process research and development, $2.7 million in other identifiable intangibles including patents, trademarks and assembled workforce, assumed $11.5 million in liabilities and allocated $11.6 million to goodwill.

         The amounts allocated to identifiable intangible assets and acquired in-process research and development, were based on results of an independent appraisal using established valuation techniques in the high-technology industry. Such allocations, as well as those made to the remaining net assets, are preliminary and subject to further analysis. Subsequent changes to the purchase price allocation, if any, will be recorded as adjustments to goodwill.

         In March, 1999, the Company acquired Shoreline Studios, Inc., a provider of real-time 3D graphics software for use in live broadcasts. The cash price was $754,000 including related goodwill of $375,000. The transaction was accounted for by the purchase method of accounting.

Factors Affecting Operating Results

         PINNACLE SYSTEMS HAS GROWN RAPIDLY AND CONTINUES TO GROW RAPIDLY. IF PINNACLE SYSTEMS FAILS TO EFFECTIVELY MANAGE THIS GROWTH, ITS FINANCIAL RESULTS COULD SUFFER.

         Pinnacle  Systems  has  in  the  past  experienced   rapid  growth  and
anticipates that it may grow at a rapid pace in the future. For example, net sales in fiscal 1998 were $105.3 million compared to $37.5 million in fiscal 1997 and net sales in the nine-month period ended March 31, 1999 increased 51.4% over the same period last year. As a result of recent acquisitions, Pinnacle Systems has increased the number of its employees, including the addition of approximately 175 employees in connection with the Truevision and Miro acquisitions, and many are now geographically dispersed. This growth places increasing demands on Pinnacle Systems' management, financial and other resources. Pinnacle Systems has built these resources and systems to account for such growth, but continued growth may require Pinnacle Systems to increase its investment in such systems, or to reorganize its management team. Such changes, should they occur, could cause an interruption or diversion of focus from Pinnacle Systems' core business activities and have an adverse effect on financial results.

         PINNACLE SYSTEMS' FAILURE TO ACQUIRE AND SUCCESSFULLY INTEGRATE THE BUSINESSES IT ACQUIRES COULD NEGATIVELY IMPACT IT.

         In March 1999, Pinnacle Systems completed the acquisition of Truevision, Inc and Shoreline Studios, Inc. Pinnacle Systems may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and expensive process. All acquisitions involve risks that could materially and adversely affect Pinnacle Systems' business and operating results. These risks include:

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

         - Dependence on distribution channels through which Pinnacle Systems' products are sold

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

         - Timing and level of consumer product returns

         - Foreign currency fluctuations

         - Costs of integrating acquired operations

         - General domestic and international economic conditions, such as the current economic downturn in Asia

         Pinnacle Systems also experiences significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in Europe. Also, Pinnacle Systems attends a number of annual trade shows which can influence the order pattern of products, including CEBIT in March, the NAB convention held in April, the IBC convention held in September and the COMDEX exhibition held in November. Pinnacle Systems' operating expense levels are based, in part, on its expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. Due to these factors, Pinnacle Systems believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.


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

         - Announcements of acquisitions

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

         PINNACLE SYSTEMS MAY FAIL TO SELL PRODUCTS IN THE CONSUMER MARKET.

         Pinnacle Systems entered the consumer market with the purchase of the VideoDirector product line from Gold Disk in June 1996. Pinnacle Systems began shipping its first internally developed consumer product, the VideoDirector Studio 200, in March 1997 and began shipping a successor product, the Studio 400 in June 1998. In addition, with the Miro Acquisition in August 1997, Pinnacle Systems acquired Miro's consumer products and European sales organization. Pinnacle Systems aims to continue to expend resources to develop, market and sell products into the consumer market. Pinnacle Systems expects to devote considerable effort and resources to continue developing its consumer market. In this endeavor, Pinnacle Systems needs to continue to develop and maintain the following capabilities:

         - Marketing and selling products through the consumer distribution channels.

         - Established relationships with distributors and retailers

         - A fully developed infrastructure to support electronic retail stores and telephone and Internet orders.

         Additionally, factors beyond Pinnacle Systems' control could hurt consumer product sales and consequently Pinnacle Systems' financial condition. These factors include:

         - Potential compatibility problems with other manufacturers' electronic components

         - The risk of obsolete inventory and inventory returns

         - The growth of the consumer video market is difficult to predict


PINNACLE SYSTEMS' SALES ARE CONCENTRATED AMONGST OEM CUSTOMERS AND PINNACLE SYSTEMS COULD BE NEGATIVELY AFFECTED IF SALES TO THESE CUSTOMERS WERE TO DECLINE.

         Pinnacle Systems has been highly dependent on sales of its Alladin and Genie products to OEMs. Sales to Avid Technology, Inc. accounted for approximately 7.6% in the nine months ended March 31, 1999, 10.7% of net sales in fiscal 1998 and 26.4% of sales in fiscal 1997. Though this concentration has decreased in recent years, it still subjects Pinnacle Systems to some risk. In particular, its operating results will vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of OEM customers. Pinnacle Systems' results of operations have in the past and could in the future be materially harmed by the failure of anticipated orders to materialize, by deferrals or cancellations of orders, or if overall OEM demand were to decline. For example, since sales to Avid began in fiscal 1996, quarterly sales to Avid have fluctuated substantially from a high of $5.6 million to a low of $1.0 million, and Pinnacle Systems anticipates that such fluctuations may continue. If sales to OEM customers were to decrease, Pinnacle's business could be materially harmed.

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

         - Quality of service and support

         - Market presence

         - Price

         - Ability of competitors to develop new, higher performance, lower cost consumer video products

         Certain competitors in the broadcast, consumer and video market have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than Pinnacle Systems. In addition, some competitors have established relationships with current and potential customers of Pinnacle Systems and offer a wide variety of video equipment that can be bundled in certain large system sales.

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

         - Experience financial difficulties and even close operations

         Pinnacle Systems' dealers and retailers are not contractually obligated to sell Pinnacle Systems' products. Therefore, they may, at any time:

         - Refuse to promote or pay for Pinnacle Systems' products

         - Discontinue Pinnacle Systems' products in favor of a competitor's product

         Also, with these distribution channels standing between them and the actual market, Pinnacle Systems may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products and not because there is a significant demand for them.

         As to consumer products offerings, Pinnacle Systems has expanded its distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. Pinnacle Systems also sells its consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed Pinnacle Systems to the following risks, some of which are out of Pinnacle Systems' control:

         - Pinnacle Systems is obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to Pinnacle Systems, Pinnacle Systems may be faced with product returns or price protection obligations.

         - The distributors or retailers may not continue to stock and sell Pinnacle Systems consumer products.

         - Retailers and retail distributors often carry competing products.

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

         PINNACLE SYSTEMS MAY NOT BE ABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF MANAGERIAL PERSONNEL AND TECHNICAL EMPLOYEES TO COMPETE SUCCESSFULLY.

         Pinnacle Systems' success is dependent upon its ability to attract and retain qualified technical and managerial personnel. There are not enough engineers, technical support, software services and managers available to meet the current demands of the computer industry. Pinnacle Systems may not be able to retain its key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as required in the future. Also, employees may leave Pinnacle Systems and subsequently compete against Pinnacle Systems, or contractors may perform services for competitors of Pinnacle Systems. If Pinnacle Systems is unable to retain key personnel, its business could be materially harmed.

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

BECAUSE PINNACLE SYSTEMS SELLS PRODUCTS INTERNATIONALLY, IT IS SUBJECT TO ADDITIONAL RISKS.

         Sales of Pinnacle Systems' products outside of North America represented approximately 64% of net sales in the nine month period ended March 31, 1999 compared to 57.6%, 39.7% and 38.7% of net sales in the fiscal years that ended June 30, 1998, 1997 and 1996 respectively. Pinnacle Systems expects that international sales will continue to represent a significant portion of its net sales, particularly in light of it's increased European sales as a result of the Miro Acquisition and the addition of the Miro European sales channel.
Pinnacle Systems makes foreign currency denominated sales in many, primarily European, countries. This exposes Pinnacle Systems to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased substantially during fiscal 1998, especially for sales of consumer and desktop products into Europe. In fiscal 1999 and beyond, Pinnacle Systems expects that a majority of its European sales will be denominated in local foreign currency including the Euro. The Company has developed natural hedges for some of this risk in that most of the European selling expenses are also denominated in local currency. In addition to foreign currency risks, international sales and operations may also be subject to the following risks:

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

         Like many other companies, Pinnacle Systems is potentially susceptible to the year 2000 problem, i.e., computer systems will not correctly recognize and process date information beyond the year 1999. In addition, moving from 1999 to 2000 may cause problems since some systems' programming assigns special meaning to certain dates, such as 9/9/99, and the year 2000 is a leap year.

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

         To assist customers in evaluating their year 2000 issues, Pinnacle Systems is currently assessing the capability of its current products and products no longer being produced to handle the year 2000 problem, and expects to complete that assessment by mid 1999. Products will be assigned to one of the four following categories: "Year 2000 Compliant," "Year 2000 Compliant with minor issues" "Year 2000 non-compliant," "No evaluation done--will not test." "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by Pinnacle Systems', and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Pinnacle Systems' product properly exchanges date data with the Pinnacle Systems' product. Testing has not yet been completed, but based on preliminary tests, Pinnacle Systems believes that all current products shipping, which run under Microsoft Windows NT or Windows 95, will be "Year 2000 compliant." Testing of older products that are no longer shipping has only recently been initiated and Pinnacle Systems considers it likely that some older products may not be year 2000 Compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

         The Company transacts business in various foreign currencies but primarily in those of Germany, France and the U.K. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company currently does not use financial instruments to hedge local currency activity at any of its foreign locations. Instead, the Company believes that a natural hedge exists, in that local currency revenues substantially offsets the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

Fixed Income Investments

         The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of marketable securities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company investments primarily in US Treasury Notes and high-grade commerical paper. The Company does not expect any material loss with respect to its investment portfolio.

         The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum duration of all portfolios is two years. The guidelines also establish credit quality standards, limits on exposure to any one issue, as well as the type of instruments. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On February 25, 1999, the Company reconvened its October 1998 Annual Shareholders Meeting in order to hold a vote on Proposal #2 which had been postponed from the October meeting. Votes on this proposal as for all the other proposals for the October 1998 had been solicited by proxy. The following is a brief description of the matter voted upon and a statement of the number of votes cast for and against, and the number of abstentions

     o To approve the reincorporation of the Company as a Delaware corporation by means of a merger of the Company with and into a wholly owned Delaware subsidiary of the Company.

FOR: 4,637,984  AGAINST: 3,866,313   ABSTAIN: 13,152   BROKER NON-VOTES: 638,253



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

         27.1     Financial Data Schedule

         (b)   Reports on Form 8-K

         On March 26, 1999, the Registrant filed a Report on Form 8-K regarding the acquisition of Truevision, Inc. by the Registrant pursuant to an Agreement and Plan of Reorganization dated December 16, 1998. The Form 8-K incorporated by reference from the Registrant's Registration Statement on Form S-4 (File No. 333-71959) certain financial statements of the business acquired and certain pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PINNACLE SYSTEMS, INC.



Date: May 12, 1999            By:          /s/Mark L.  Sanders
                                      ---------------------------------------
                                           Mark L.  Sanders
                                           President, Chief Executive Officer
                                           and Director

Date: May 12, 1999            By:          /s/Arthur D.  Chadwick
                                      ---------------------------------------
                                           Arthur D.  Chadwick
                                           Vice President, Finance and
                                           Administration and
                                           Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PINNACLE SYSTEMS, INC.



Date: May 10, 1999            By:
                                      ---------------------------------------
                                           Mark L.  Sanders
                                           President, Chief Executive Officer
                                           and Director

Date: May 10, 1999            By:
                                      ---------------------------------------
                                           Arthur D.  Chadwick
                                           Vice President, Finance and
                                           Administration
                                           and Chief Financial Officer