Form 10-K
period 1999-06-30
PINNACLE SYSTEMS INC
filed 1999-09-27
CIK 774695

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999 or

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
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


280 North Bernardo, Mountain View, CA                             94043
(Address of principal executive office)                         (zip code)


       Registrant's telephone number, including area code: (650) 526-1600


           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
   Title of each class                                     On which registered
   -------------------                                    ---------------------
          None                                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                         Preferred Share Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 15, 1999 as reported on the Nasdaq National Market System, was approximately $746,911,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of September 15, 1999, registrant had outstanding 23,723,209 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held October 26, 1999.

                                     PART I

                Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's ability to manage growth; the risks associated with successfully integrating acquired businesses; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in the Company's operating results; the historical absence of backlog; the Company's highly competitive industry and rapid technological change within the Company's industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; the Company's dependence on retention and attraction of key employees; the risks associated with future acquisitions; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.


ITEM 1. BUSINESS

         Pinnacle Systems, Inc. (the "Company") designs, manufactures, markets and supports computer-based video post-production products to serve the broadcast, desktop and consumer markets. The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized Windows NT-based solutions for high-end, post-production and broadcast on-air applications. For the desktop market, the Company provides real time video manipulation and editing tools to support non-linear, computer-based, editing environments. To address the consumer market, the Company offers low cost, easy to use video editing solutions that allow consumers to edit their home videos using a personal computer, camcorder and VCR. Used in conjunction with standard computer platforms, these technologies provide high quality, cost effective, computer-based video processing solutions for the post-production and on-air markets.

Industry Background

         The development of a video program involves three distinct processes: pre-production, which involves planning and preparation for the recording of the video program; production, which involves the acquisition of video material (shooting); and post-production, which involves the organization of raw video segments acquired in the production phase into a cohesive and appealing program (editing). During the post-production phase, elements such as titles, graphics, and transitions between video segments are incorporated to enhance the overall quality and impact of a video program.

         Historically, the video production industry has focused on providing program material for broadcast television and advertising. To create high quality video programs for these channels, producers have traditionally used expensive, dedicated video production equipment linked together in a complex interconnected system to form a video "editing suite." Typical editing suites incorporate video recorders, switchers, digital video effects systems, still image management systems, character generators, electronic paint systems and other products, often provided by multiple manufacturers. These editing suites require highly skilled personnel to operate and maintain.

         Recently, new and expanding channels of video content distribution, including cable television, direct satellite broadcast, video rentals, CD-ROM, DVD, video-on-demand, and now the Internet, have led to a rapid increase in demand for video content for a wide variety of applications. This demand has driven the market for editing approaches that are less expensive and easier to use. New commercial and industrial applications for this market include multimedia entertainment, video games, music videos, special event videos, education and training and corporate communications. In addition, the popularity of camcorders, VCRs and personal computers has fueled the growth of an emerging consumer market for low cost video production technology that enables consumers to create and edit home videos. These expanding channels of video content distribution and new applications are increasing the demand for video content production and distribution tools.

         Computer-based video solutions combining personal computers with specialized video processing technology can now provide video quality comparable to that of traditional editing suites at significantly lower cost. As a result, these computer-based video solutions are replacing the traditional editing suites. In addition, such solutions are often easier to use since they incorporate common graphical user interfaces. The lower cost and ease of use of computer-based video tools enables large numbers of creative individuals, previously untrained in video production, to produce professional quality video programming. A complete computer-based video solution generally includes four components: a computer, specialized audio and video processing hardware, an associated application programmers interface, or API, and specific editing applications. A single vendor has often supplied these components. However, as the computer-based video industry develops, it is shifting toward Windows NT-based open architecture solutions.

         As a result of these changes, the broadcast market is transitioning to computer-based solutions, the desktop market is expanding rapidly and, more recently, a consumer market has emerged. These changes have created opportunities for companies that focus on computer-based editing solutions for the video production industry.

The Pinnacle Approach

         The Company designs, manufactures, markets and supports computer-based video post-production products to serve the broadcast, desktop and consumer markets. The Company's products are based on its proprietary video manipulation technologies that offer the following benefits:

         Sophisticated Video Processing. Pinnacle's products provide advanced video processing and manipulation capabilities, such as special effects, graphics and titles. Videographers constantly seek effects to give their programs a new look and to allow them to differentiate and enhance their end product.

         Real Time Interactivity. Pinnacle's products allow users to edit in real time. This real time interactivity gives users the flexibility to try many different effects and fine-tune the resulting content.

         Open Systems. Pinnacle's products conform to generally accepted industry standards for video input/output and control, allowing interoperability with a wide variety of video processing and storage equipment. Furthermore, the Company has developed and published, and is encouraging others to adopt, open interface specifications for computer-based video post-production products. These specifications include video input/output, manipulation and control.

         Ease of Use. Pinnacle's products include menu-driven interfaces for selecting and controlling the various video manipulation functions. This reduces technical obstacles to the operation of the system, permitting the user to focus on the artistic aspects of the post-production process.

         Favorable Price/Performance Ratio. Pinnacle's products have a favorable price to performance ratio, in part because the Company uses the same proprietary components across its product lines. The

Company  intends  to  continue  lowering  the cost of its  products  by  further
integrating  its  video   manipulation  and  video  capture   technologies  into
application specific integrated circuits ("ASICs").

         Operating Structure. The Company is organized into three separate business groups to serve the broadcast, desktop and consumer markets. The Company believes this organizational structure enables it to effectively address varying product requirements, rapidly implement its core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets.

Company Strategy

         Pinnacle's goal is to become the leading supplier of computer-based video content creation and distribution products to the broadcast, desktop and consumer markets. To pursue its goal, the Company intends to implement the following strategies:

         Expand and Leverage Core Technologies. The Company intends to expand its core software and hardware technological base through both internal development and acquisitions. The Company uses a modular approach to product development. This allows it to leverage its investment in research and development across multiple product designs and minimize time to market.

         Establish an Industry Standard Video Processing Platform. The Company believes that as the desktop market continues to move toward an open architecture environment, companies will either provide an open architecture video-processing platform or develop end user editing applications. The Company's strategy is to establish an industry standard video-processing platform compatible with a broad range of applications. The platform technology will combine real time video manipulation, video capture technology and a unified API.

         Develop and Expand Worldwide Sales and Distribution Organization. The Company's sales organization focuses on a variety of distribution channels, including OEMs, value-added resellers, distributors, retail stores and other resellers. The Company believes that its development of a worldwide sales and distribution organization gives it a strategic advantage in the rapidly changing video post-production industry. The Company intends to persist in strengthening and developing this organization and to continue to develop strong strategic relationships with key OEMs and resellers.

         Acquire Complementary Businesses, Products and Technologies. The Company has grown and intends to continue to grow both internally as well as through the acquisition of complementary businesses, product lines or technologies. The Company frequently evaluates strategic acquisition opportunities that could enhance the Company's existing product offerings or provide an avenue for developing new complementary product lines. The Company believes that the video production industry is in a period of consolidation and that strategic acquisition opportunities may arise. For example, Pinnacle acquired certain video capture technology with its August 1997 acquisition of the miroVideo products and technology from Miro Computer Products AG ("miro"). These technologies were further enhanced with the acquisition of specialized video processing technology with the acquisition of Truevision, Inc. in March 1999. In August 1999, the company completed the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company. These assets included digital video server products, and certain intellectual property and technology.

Products

         The Company offers a suite of video products aimed at the broadcast and on-air market: the DVExtreme family, the Lightning family, the Deko family, AlladinPRO, and the Thunder and MediaSteam line of digital video servers. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the Reeltime, the DC30, DC50, DV200/300, DC1000 and the TARGA family. The Company offers a line of consumer editing and viewing products, which includes the Studio 400, Studio DC10, Studio MP10, and the Studio PCTV.

         Broadcast Market

         For the broadcast market the Company currently offers products that provide real time digital effects, still image management and storage, and real time video character generation. The Company also offers digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control panels and/or keyboards for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 1999 were the DVExtreme, Lightning, Deko and AlladinPRO family of products. During the year the Company introduced BroadNet, which is a network technology that enables the Company's broadcast products to be networked together for easy interoperability, and to exchange information through the Internet. In June 1999, the Company expanded its product line in the broadcast market with the introduction of Thunder, a new high performance digital video server. The DVEextreme, Lightning, Deko and AlladinPRO products are used to edit and create video content, while Thunder is used to store, manage, and distribute video content. In August 1999, the company completed the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company. The acquisition included key technologies, intellectual property, the MediaStream server family of products as well as most managers and employees from that division. The MediaSteam server family complements the Company's Thunder family, to provide a more complete line of broadcast quality video-server solutions.

         DVExtreme Family. DVExtreme is the Company's high performance, real time digital video effects system for broadcast and high-end, post-production customers which seek to incorporate unique special effects into their programming. DVExtreme, a Windows NT-based, multi-channel system, can simultaneously manipulate up to three channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other effects. The suggested list price for a DVEtreme ranges from $44,990 to $63,990, depending on the configuration.

         AlladinPRO Family. AlladinPRO is a Windows NT based digital video effects system designed for live and on-line applications. AlladinPRO provides users a broadcast quality single or dual channel digital video effects system, plus a built-in still store. It performs many of the functions of the DVEtreme family, but it is positioned in the market as a less expensive alternative to the DVEtreme family of products. The suggested list price for an AlladinPRO ranges from $19,990 to $29,990, depending on the configuration.

         Lightning Family. Lightning is the Company's high performance, networkable image management system designed for broadcast and high-end, post-production applications such as news and sports programs. Lightning is a Windows NT-based system that can accommodate up to three channels of video, plus additional virtual channels for previewing. It has internal storage capacity for over 10,000 images, and an interface to external disks for expanded capacity. Lightning can also perform digital video effects on captured video images. The suggested list price for a Lightning ranges from $25,990 to $31,780, depending on the configuration

         Deko Family. The Deko family of products is designed to provide high performance titling, real time effects and character generation for broadcast and on-air applications. Deko is a Windows NT-based system that includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement, multiple layers for text composition and supports a wide range of standard and international character fonts. During fiscal 1999, the Company introduced DekoHD, which is a high definition version of the Deko product family. The suggested list price for a Deko ranges from $26,900 to $31,900, depending on the configuration.

           Thunder Family. The Thunder family of digital video servers is designed to record, store, retrieve and process digital video content for broadcast over conventional mediums or the Internet. The Thunder server family currently includes the four-channel Thunder MCS 4000 server, the two-channel MCS 2000 server, and iThunder. Thunder uses MPEG-2 and native DV video formats. Thunder's on-air application offers sophisticated asset management capabilities for identifying clips, transitions and stills and sequencing their play-out to air. By pairing the Thunder system with its Internet companion, iThunder, clips and programs can be instantly 'broadcast' over the World Wide Web. Through the iThunder HTML browser, remote Internet users can access and view video proxies via standard streaming technologies directly from their remote desktop location. The Company commenced the first production shipments of Thunder in June 1999. The suggested list prices range from $11,000 to $69,000.

Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing and real time video manipulation capabilities for computer-based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the Reeltime, DC30, DC50, DV200/300, and the DC1000 family which was introduced in June 1999. In March 1999, the Company completed the acquisition of Truevision, Inc., which was also a provider of desktop digital video capture and editing products. As a result of the acquisition, Pinnacle added the Truevision TARGA products to its suite of desktop editing products.

         Alladin Family.  The Alladin product family is designed to provide high
quality,   real  time  video   manipulation   capabilities   for  desktop  video
post-production. The Alladin was first introduced in June 1994.

         Genie Family. The Genie family of products offers a complete set of professional quality, real time 3D digital effects, switching, character generation, paint and still storage on a single personal computer interface ("PCI") board. While offering much of the functionality of Alladin, Genie does so at a much lower price point and is installed inside the computer rather than through an external port. GeniePlus integrates into linear desktop editing environments and includes input/output and software allowing the user to process up to two simultaneous streams of live video. In addition, a non-linear version of Genie is sold to OEM vendors who integrate and sell it with their non-linear editing products. The suggested list price for a Genie is $5,990.

         ReelTime and ReeltimeNitro Family. ReelTime is a dual stream video and audio capture and playback card with real time special effects. ReelTime will support the Adobe Premiere editing software. Additionally, ReelTime's open architecture is intended to support a wide variety of third-party video applications. ReelTime features real time transitions, along with real time chroma, luma and linear keying, titling, and a scalable architecture that supports the Company's Genie RT option. The Genie RT option incorporates the Pinnacle Genie add-in card and enables picture-in-picture motion and real time 3D effects, including page turns, ripples, spheres and hourglasses. This combined product has been named ReeltimeNitro. The suggested list price for Reeltime is $4,990 for an NTSC version and $5,990 for a PAL version. ReeltimeNitro lists for between $7,990 and 8,990.

         DC30 Family. The DC30 family is a non-linear video and audio editing system offering composite video input and output connections, targeted at the professional videographer. In April 1999, the Company introduced an upgraded version of the product called DC30Pro. It is a single stream PCI-bus video product that captures, compresses and decompresses video signals and stores and retrieves such compressed video signals using a standard computer. It also features high bandwidth audio capture and playback. DC30Pro comes bundled with a software-editing package that allows videographers to edit and create high-quality video productions. The suggested list price for a DC30Pro is $790.

         DC-50 Family. The DC50 is a non-linear video and audio editing system offering component, composite and S-Video input and output connections, targeted at the professional videographer. It has similar functionality as the DC30 with the addition of a professional breakout box for a variety of video input and output options including component video. The suggested list price for a miroVIDEO DC50 is $1,950.

         DV200/DV300 Family. The DV200 and DV300 are all digital non-linear video and audio editing system offering DV (digital video) input and output
connections,   targeted  at  the  professional  videographer.   It  has
similar functionality as the DC30 except that it uses the DV video format. The DV200 is a lower cost and functionality version of the DV300. Suggested list price for a DV200 is $499and $699 for a DV300.

         DC1000/DVD1000 Family. The DC1000 is a two stream non-linear video and audio editing system targeted at the professional videographer. The dual stream nature of the product allows significantly higher productivity by reducing the need to render video segments to finish a production. The product uses MPEG-2 compression technology, and is capable of real time processing of titles and transitions and provides more than 300 real time effects. The DC1000 can use analog or DV video input and can output video in a DVD format. Concurrent with the introduction of the DC1000, the Company introduced a companion product named the DVD1000. The DVD1000 is a complete DVD creation system for corporate, event, and professional digital video artists to create corporate product demonstrations, training, entertainment, or educational DVDs. The suggested list price for the DC1000 is $2,490 and the suggested list price for the DVD1000 is $7,990.

          TARGA Family. The TARGA family was acquired as part of the Truevision acquisition in March 1999, and consists of non-linear video and audio editing products targeted at the professional videographer. It is a single stream PCI-bus video product which captures, compresses and decompresses video signals, but with higher video processing performance. The product stores and retrieves compressed video signals from a standard computer, and features high bandwidth audio capture and playback. It comes bundled with a software-editing package that allows videographers to edit and create high-quality video productions. The suggested list price for the TARGA products ranges from $3,995 to $20,500.

Consumer Market

         The Company's consumer products provide video capture, editing and playback solutions. Its consumer video editing solutions allow consumers to edit their home videos using a personal computer, camcorder and VCR. The Company has developed an easy to use software interface called the Studio application, which serves as the primary interface for all of the Studio products. The Company currently has four Studio products: Studio 400 which was introduced in June 1998, Studio DC10 which was introduced in November 1998, Studio MP10 introduced in March 1999, and Studio PCTV introduced in July 1999.

         Studio 400. Studio 400 is a video editing system which replaced the VideoDirector Studio 200. The Studio connects to an external port of a Windows 95 or Windows 98 computer, a VCR, and camcorder. It is easy to install and requires only limited hard disk storage space. The product incorporates the Company's "Studio" application and is aimed at the developing consumer market. The Studio 400 allows users to simply cut-and-paste together their best video scenes, add music, titles, special effects and transitions. Users can create content that has many of the same effects found in far more expensive professional video editing systems. The suggested list price for Studio 400 is $229.

         Studio DC10. The Studio DC10 is a consumer non-linear editing system, which uses JPEG compression technology. It allows the users to load their video on to a computer hard drive using a single stream PCI-bus video product which captures, compresses and decompresses video signals using a standard computer. As with the Studio 400, the product incorporates the Company's "Studio" software application. The suggested list price for the Studio DC10 is $229.

         Studio MP10. The Studio MP10 is a consumer non-linear editing system, which uses MPEG1 compression technology. It allows the user to load their video on to a computer hard drive using an external device to the PC and can capture, compress and decompress video signals using a standard computer. Since MPEG compression technology is used, the video output can be in the form of a CD-ROM or it can be saved as a computer file and transmitted over the Internet. As with the other Company consumer products, the Studio MP10 also uses the "Studio" interface application. The suggested list price for the Studio MP10 is $269.

         Studio PCTV. The Studio PCTV is targeted at the consumer market and allows users to view a television programming on their computer monitor. Throughout fiscal 1999, this product was primarily sold into the European market, but was re-introduced into the North American market in July 1999. The suggested list price is $99.

Technology

         The Company is a technological leader in digital video processing, which includes real time video manipulation, video capture and digital video editing, and storage. The National Academy of Television Arts and Sciences' Outstanding Technical Achievement EMMY award has been awarded to Pinnacle Systems, Inc. on three occasions. In 1990, the Company received an EMMY for pioneering the concept of the video workstation. In 1994, the Company received an EMMY for developing technology which allows real time mapping of live video onto animated 3D surfaces and, in 1997, the Company received an EMMY for utilization of real time video manipulation technology in non-linear editing applications. In addition, the technology that the Company acquired from Digital Graphix and Hewlett-Packard was awarded three Emmy's prior to their acquisition by the Company.

         Many of the Company's products share a common internal architecture. This design approach allows the Company to leverage its research and development expenditures by utilizing similar hardware and software modules in multiple products. The Company's video manipulation architecture is fundamental to the performance and capabilities of the Company's products. As a result of the acquisition of Miro Computer Products AG in August 1997, the Company acquired video capture technology which allows high quality live video and audio to be captured and played back from a standard personal computer. This technology was further developed within Pinnacle, and further augmented with the acquisition of Truevision in March 1999.

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

         Essentially all real time video manipulation must be performed on uncompressed video data. Since uncompressed digital video rates are too high to be processed by a microprocessor in real time, video signals are internally distributed over a separate high-speed digital video bus ("DVB") and processed using the Company's proprietary real time video manipulation hardware. The video data on the DVB is processed in the standard digital component format that fully complies with the highest digital component video standards of the International Radio Consultation Committee, an organization that develops and publishes standards for international telecommunication systems.

         The software in the Company's video capture and video manipulation products is divided into two layers: the user interface application and the API. The user interface application is different and has been optimized for each product family. The API is, for the most part, common to most of the Company's products and incorporates all the proprietary low level routines that allow the Company's products to perform high quality, real time video manipulations. This software architecture has three main advantages: real time video manipulation algorithms that are complex and difficult to develop can be used in multiple products; the user interface can be tailored to meet specific user requirements; and applications can be quickly ported to the Company's products using the API.

         The Company's core technical expertise is in real time digital video processing, video capture technology, real time software algorithms, video input/output, advanced user interfaces and software control of commercially available camcorders and VCRs.

         Real Time Digital Video Processing. The Company has devoted significant resources to the development of proprietary technology for real time video processing, including high-speed digital filters, image transformation buffers, plane and perspective addressing, and non-linear image manipulation. The Company has patented technology related to real time mapping of live video onto multiple, complex, animated 3D shapes and surfaces. This technology includes a proprietary data compression algorithm that compresses the address information and allows decompression of this data in real time.

         CODEC Technology. The Company has devoted significant resources to developing and acquiring hardware and software for real time video capture. This technology includes audio/video effect synchronization methodologies, compression algorithms, drivers and software for real time playback from disks.

         Real Time Software Algorithms. The digital video manipulation functions of the Company's products use common core software that performs complex computations in real time under user control. The Company has developed certain algorithms that enable the high-speed computation of multiple complex equations which are required for real time video effects.

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

         Camcorder and VCR Control. With the acquisition of the VideoDirector product line from Gold Disk, Inc. in June 1996, the Company obtained software code which enables a computer to control most commercially available camcorders and VCRs.

         The Company has historically devoted a significant portion of its resources to engineering and product development programs and expects to continue to allocate significant resources to these efforts. In addition, the Company has acquired certain products and technologies which have aided the Company's ability to more rapidly develop and market new products. The Company's future operating results will depend to a considerable extent on its ability to continually develop, acquire, introduce and deliver new hardware and software products that offer its customers additional features and enhanced performance at competitive prices. Delays in the introduction or shipment of new or enhanced products, the inability of the Company to timely develop and introduce such new products, the failure of such products to gain market acceptance or problems associated with product transitions could adversely affect the Company's business, financial condition and results of operations, particularly on a quarterly basis.

         As of June 30, 1999, the Company had 162 people engaged in engineering and product development. The Company's engineering and product development expenses (excluding purchased in-process research and development) in fiscal 1999, 1998 and 1997 were $16.1 million, $11.7 million and $7.6, respectively, and represented 10.1%, 11.1% and 20.2%, respectively, of net sales.

Customers

         End users of the Company's products range from individuals to major corporate and government entities, and to video production and broadcast facilities worldwide. Broadcast customers include domestic and international television and cable networks, local broadcasters and program creators. Desktop customers include corporations seeking to develop internal video post-production capabilities, professional videographers including those who cover weddings and other special events, and small production houses serving cable and commercial video markets.

Marketing, Sales and Service

Marketing

         The Company's marketing efforts are targeted at users of broadcast and desktop post-production suites, and home video editing enthusiasts. In order to increase awareness of its products, the Company attends a number of trade shows, the major ones being the National Association of Broadcasters ("NAB") show and the COMDEX exhibition, both in the United States, and the International Broadcasters Convention ("IBC") show and the CEBIT show in Europe. Pinnacle also uses targeted direct mail campaigns and advertisements in trade and computer publications for most of its product lines and also participates in joint marketing activities with its OEM partners and other desktop video companies.

Sales

         The Company maintains a sales organization consisting of regional sales managers in the United States, Europe and other international territories. The Company currently has sales offices in 9 countries worldwide. The regional sales managers are primarily responsible for supporting independent dealers and value added resellers (VARs) and making direct sales in geographic regions without dealer coverage. They also service customers who prefer to transact directly with the Company.

          The Company sells its broadcast and desktop products to end users through an established domestic and international network of independent video product dealers and VARs in addition to direct sales. The independent dealers and VARs are selected for their ability to provide effective field sales and technical support to the Company's customers. Dealers and VARs carry the Company's broadcast and desktop products as demonstration units, advise customers on system configuration and installation and perform ongoing post-sales customer support. The Company believes that many end users depend on the technical support offered by these dealers in making product purchase decisions. The Company continues to invest resources in developing and supporting its network of independent dealers and VARs. These groups eagerly promote the Company's products and considerably expand its market coverage.

         The Company also sells and distributes its desktop products to OEMs that incorporate the Company's products into their video editing products and resell these products to other resellers and end users. These OEMs generally purchase the Company's products and are responsible for conducting their own marketing, sales and support activities. The Company attempts to identify and align itself with OEMs that are market share and technology leaders in the Company's target markets. In recent years the Company has been dependent on sales of Alladin and Genie to Avid Technologies, Inc. ("Avid,") which is a leading supplier of digital, non-linear video and audio editing systems for the professional video and film editing market. However, sales to Avid as a percentage of total Company sales has declined during the last three years. Sales to Avid accounted for approximately 6.8% of net sales in fiscal 1999, 10.7% of net sales in fiscal 1998 and 26.4% of net sales in fiscal 1997. Though the concentration of the net sales to a single OEM customer has decreased substantially during the last three years, it still subjects the Company to risks, in particular the risk that its operating results can vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of OEM customers.

         The Company's consumer or Studio products and certain lower priced desktop products are sold primarily through the consumer retail channel via large distributors, such as Ingram Micro Inc., and large computer and electronic retailers in addition to direct telemarketing, mail order and over the Internet. The consumer retail channel is characterized by long payment terms and sales returns. There can be no assurance that any particular computer retailers will continue to stock and sell the Company's consumer products. If a significant number of computer retailers were to discontinue selling those products or if sales returns are higher than anticipated, the Company's results of operations would be adversely affected. Sales into the consumer retail channel entail a number of risks including the limited experience of the Company in this market, inventory obsolescence, product returns and potential price protection obligations.

         The Company's acquisition of Miro's European sales organization in August 1997, significantly increased the Company's desktop and consumer channel outside North America. The Company continues to expand this organization. Sales outside of North America represented approximately 60.8%, 57.6% and 39.7% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively. The Company expects that sales outside of the United States will continue to account for a significant portion of its net sales.

          The  Company  makes  foreign  currency   denominated   sales  in  many
countries, especially in Europe, exposing itself to risks associated with foreign currency fluctuations, though this risk is partially hedged since all local selling and marketing expenses are also denominated in those same currencies. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

Service and Support

         The Company believes that its ability to provide customer service and support is an important element in the marketing of its products. Its customer service and support operation also provides the Company with a means of understanding customer requirements for future product enhancements. The Company maintains an in-house repair facility and also provides telephone access to its technical support staff. The Company's technical support engineers not only provide assistance in diagnosing problems, but also work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. The Company supports its customers in Europe and Asia primarily through its international sales offices, European logistic center and local dealers. The Company has recently expanded its service network through the Hewlett-Packard acquisition in August 1999. The Company intends to expend additional resources to meet the needs of its growing service operation. The Company is also planning on offering extended warranty and service plans to its customers.

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

         Competition for the Company's broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's principal competitors in this market include Accom, Inc., Chyron Corporation, Leitch Technology Corporation, Matsushita Electric Industrial Co. Ltd. ("Matsushita"), Quantel Ltd. (a division of Carlton Communications

Plc) SeaChange Corporation, Sony Corporation ("Sony"), and Tektronix Inc., some of whom have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, some of these companies have established relationships with current and potential customers of the Company. Some of the Company's competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

         The Company's competition in the desktop and consumer markets comes from a number of groups of video companies such as traditional video equipment suppliers, providers of desktop editing solutions, video software application companies and others. Suppliers of traditional video equipment such as Matsushita and Sony have the financial resources and technical know-how to develop high quality, real time video manipulation products for the desktop video market. Suppliers of desktop video editing systems or components such as Avid, Matrox Electronics Systems, Ltd., Media100, Inc., have established desktop video distribution channels, experience in marketing video products and significant financial resources.

         The Company believes that the consumer video editing market is still emerging and as well the sources of competition. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with the Company's consumer products by providing some or all of the same features and video editing capabilities. In addition, the Company expects that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with the Company's consumer products. The Company may also face competition from other computer companies that lack experience in the video production industry but that have substantial resources to acquire or develop technology and products for the video production market. There can be no assurance that any of these companies will not enter into the video production market or that the Company could successfully compete against them if they did.

Manufacturing and Suppliers

         The Company's manufacturing and logistics operations, located in Mountain View, California and Braunschweig, Germany, consist primarily of testing printed circuit assemblies, final product assembly, configuration and testing, quality assurance and shipping for the Company's broadcast and desktop products. Manufacturing of the Company's consumer and desktop products is performed by independent subcontractors from where products are often shipped directly to the distributor or retailer. Each of the Company's products undergoes quality inspection and testing at the board level and final assembly stage. The Company manages its materials with a software system that integrates purchasing, inventory control and cost accounting.

         The Company relies on independent subcontractors who manufacture to the Company's specifications its consumer and desktop products and major subassemblies used in the Company's broadcast and other desktop products. This approach allows the Company to concentrate its manufacturing resources on areas where it believes it can add the most value, such as product testing and final assembly, and reduces the fixed costs of owning and operating a full scale manufacturing facility. The Company has manufacturing agreements with a number of U.S.-based subcontractors which include Pemstar, Flash Electronics and Sales Link (formerly PacLink), for the manufacture of Company's consumer and desktop products, and with Streiff & Helmold GmbH, which is located in Braunschweig, Germany. The Company's reliance on subcontractors to manufacture products and major subassemblies involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture these products or subassemblies in required volumes, the Company's business, financial condition and results of operations would be materially adversely affected.

         To the extent possible, the Company and its manufacturing subcontractors use standard parts and components available from multiple vendors. However, the Company and its subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in its products, including integrated circuits manufactured by Altera Corporation, AuraVision Corporation, C-Cube Microsystems, LSI Logic Corp., Maxim Integrated Products, Inc., National Semiconductor Corporation, Philips Electronics, Inc., Raytheon Corporation and Zoran Corporation, boards and modules manufactured by Adaptec, Inc., and Sony, field programmable gate arrays manufactured by Altera Corporation, serial RAM memory modules manufactured by Hitachi, Ltd. and software applications from Adobe. The Company's manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to the Company's manufacturing subcontractors is dependent in part on the Company's ability to provide its manufacturers, and their ability to provide suppliers, with accurate forecasts of its future requirements. The Company and its manufacturing subcontractors endeavor to maintain ongoing communication with their suppliers to guard against interruptions in supply. The Company and its subcontractors have in the past experienced delays in receiving adequate supplies of single source components. Also, because of the reliance on these single or limited source components, the Company may be subject to increases in component costs which could have an adverse effect on the Company's results of operations. Any extended interruption or reduction in the future supply of any key components currently obtained from a single or limited source could have a significant adverse effect on the Company's business, financial condition and results of operations in any given period.

         The Company's broadcast and desktop customers generally order on an as-needed basis. The Company typically ships its products within 30 days of receipt of an order, depending on customer requirements, although certain customers, including OEMs, may place substantial orders with the expectation that shipments will be staged over several months. A substantial majority of product shipments in a period relate to orders received in that period, and accordingly, the Company generally operates with a limited backlog of orders. The absence of a significant historical backlog means that quarterly results are difficult to predict and delays in product delivery and in the closing of sales near the end of a quarter can cause quarterly revenues to fall below anticipated levels. In addition, customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. As a result of these factors, the Company believes that the backlog of orders as of any particular date is not necessarily indicative of the Company's actual sales for any future period.

Proprietary Rights and Licenses

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality and nondisclosure agreements with its employees and OEM customers and limits access to and distribution of its proprietary technology. The Company currently holds a number of United States patents covering certain aspects of its technologies. Although the Company intends to pursue a policy of obtaining patents for appropriate inventions, the Company believes that the success of its business will depend primarily on the innovative skills, technical expertise and marketing abilities of its personnel, rather than upon the ownership of patents. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Such royalties to date have not been, and are not expected to be, material. Generally, such agreements grant to the Company nonexclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by the Company.

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

Employees

         As of June 30, 1999, the Company had 460 full-time employees, including 162 engaged in engineering and product development activities, 75 in manufacturing and operations, 186 in marketing and sales and 37 in administration and finance. The Company believes that its future success will depend, in part, on its continuing ability to attract, retain and motivate qualified technical, marketing and managerial personnel. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. In Germany, certain of the Company's employees are represented by statutory worker councils, which are representative bodies to which employees appoint representatives. In general, the employer is required to seek the approval and/or advice of the worker council before making certain significant decisions affecting the employees and the business. The Company believes that its relations with its employees are good.

Executive Officers

         The  executive  officers of the Company and their ages as of  September
17, 1999 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                    Name                       Age                         Position
                    ----                       ---                         --------
------------------------------------------------------------------------------------------------------------------------------------
Mark L. Sanders ..............................  56          President, Chief Executive Officer and Director

Ajay Chopra ..................................  42          Chairman of the Board, Vice President, General Manager, Desktop Products

Arthur D. Chadwick ...........................  42          Vice President, Finance and Administration and Chief Financial Officer

Georg Blinn ..................................  51          Vice President, General Manager, Pinnacle Systems GmbH

Patrick Burns ................................  52          Vice President, Broadcast and Professional Sales, Americas and Japan

Tavy A. Hughes ...............................  44          Vice President, Operations

William Loesch ...............................  45          Vice President, General Manager, Consumer Products

Robert Wilson ................................  45          Vice President, General Manager, Broadcast Products

James E. Dunn ................................  54          Vice President, Business and Consumer Marketing and Sales, Americas
------------------------------------------------------------------------------------------------------------------------------------


         There is no family relationship between any director or executive officer of the Company.

         Mr. Sanders has served as President, Chief Executive Officer and a director of the Company since January 1990. From 1988 to 1990, Mr. Sanders was an independent business consultant. Prior to that time, Mr. Sanders served in a variety of management positions, most recently as Vice President and General Manager of the Recording Systems Division of Ampex Incorporated, a manufacturer of video broadcast equipment.

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

         Mr. Blinn has served as Vice President, General Manager, Pinnacle Systems GmbH since August 1997. Prior to joining the Company, Mr. Blinn was the Chief Financial Officer of Miro AG, a provider of video capture cards, from December 1996 to August 1997. From January 1993 to December 1996, Mr. Blinn was an independent business consultant. From January 1987 to December 1992, Mr. Blinn served as a General Manager of Hitachi Data Systems GmbH, a mainframe computer distributor.

         Mr. Burns has served as Vice President, Broadcast and Professional Sales, the Americas and Japan since April 1999. He served as Vice President of Corporate Marketing from February 1998 until March 1999. He served as Vice President of North American Sales and Corporate Marketing of the Company since December 1996. From March 1996 to November 1996, Mr. Burns served as a marketing and strategy consultant to software developers in the film and video markets. From April 1995 to February 1996, he served as Vice President and General Manager of Video and Graphics products at Radius, Inc., a graphics company. From May 1994 to April 1995, Mr. Burns served as Vice President and General Manager of Chyron's West Coast operations. From April 1993 to May 1994, Mr. Burns served as Director of International Marketing for VeriFone, Inc., a financial transaction company. From November 1991 through January 1993, Mr. Burns was Vice President of Macrovision, Inc., a video encryption company.

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

         Mr. Dunn has served as Vice President, Business and Consumer Marketing and Sales, Americas, since August 1999. From August 1996 to May 1999, Mr. Dunn served as Chief Operating Officer of the Automotive Performance Group, an automotive aftermarket marketing and distribution company. From April 1988 to February 1996, Mr. Dunn served as the Director of Business and Government Marketing for Apple Computer, Inc., a computer manufacturer.

ITEM 2. PROPERTIES

         The Company's principal administrative, marketing, manufacturing and product development facility is located in Mountain View, California. This facility occupies approximately 106,000 square feet pursuant to a lease which commenced August 15, 1996 and which will terminate December 31, 2003. The Company also leases approximately 26,000 square feet of engineering, administrative, logistics and marketing space in Braunschweig, Germany. The Braunschweig lease expires in April 2004.

         In addition, the Company occupies sales and customer support facilities in Uxbridge, United Kingdom; Munich, Germany; Singapore; Tokyo, Japan; Beijing, China; Taipei, Taiwan; Nijmegen, Netherlands; Paris, France; and Upplands Vasby, Sweden. The Company has six engineering and development sites, one at the corporate headquarters in Mountain View, California plus facilities in Indianapolis, Indiana; Gainesville, Florida; Paramus, New Jersey; Grass Valley, California and Braunschweig, Germany.


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

--------------------------------------------------------------------------------
                                                           High           Low
--------------------------------------------------------------------------------
Fiscal Year Ended June 30, 1999
--------------------------------------------------------------------------------
     First Quarter ...............................        19.125          9.282
--------------------------------------------------------------------------------
     Second Quarter ..............................        19.125          9.500
--------------------------------------------------------------------------------
     Third Quarter ...............................        23.625         16.094
--------------------------------------------------------------------------------
     Fourth Quarter ..............................        33.875         20.250
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fiscal Year Ended June 30, 1998
--------------------------------------------------------------------------------
     First Quarter ...............................        15.875          8.563
--------------------------------------------------------------------------------
     Second Quarter ..............................        16.750         10.000
--------------------------------------------------------------------------------
     Third Quarter ...............................        18.938         10.000
--------------------------------------------------------------------------------
     Fourth Quarter ..............................        21.750         13.000
--------------------------------------------------------------------------------


         As of September 15, 1999, there were approximately 297 stockholders of record of the common stock.

         On April 15, 1999, the Company announced a two-for-one stock split of the Company's common shares. This was paid in the form of a 100% stock distribution on June 4, 1999 to stockholders of record on

May 14, 1999. Accordingly, all share and per share data for prior periods presented have been restated to reflect the stock split.

         The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

         The following tables set forth selected consolidated financial data for each of the years in the five-year period ended June 30, 1999. The consolidated statements of operations data and balance sheet data are derived from the consolidated financial statements of Pinnacle Systems Inc. and its subsidiaries, which have been audited by KPMG LLP, independent auditors. The results for the fiscal year ended June 30, 1999 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements as of June 30, 1999 and June 30, 1998 and for each of the years in the three year period ended June 30, 1999 and notes thereto set forth on Pages F-1 to F-24 and "Management's Discussion and Analysis of Financial Condition and Results of Operation."

(In thousands, except per share data)                                              FISCAL YEAR ENDED JUNE 30,
                                                                    1999          1998          1997           1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net sales                                                         $ 159,098     $ 105,296     $  37,482     $  46,151     $  22,193
Cost of sales                                                        74,022        48,715        23,997        23,854        11,291
                                                                  ---------     ---------     ---------     ---------     ---------

          Gross profit                                               85,076        56,581        13,485        22,297        10,902
                                                                  ---------     ---------     ---------     ---------     ---------

Operating expenses:
      Engineering and product development                            16,137        11,652         7,579         5,140         2,405
      Sales and marketing                                            41,160        29,301        12,667         8,907         5,340
      General and administrative                                      6,840         5,342         3,702         2,186         1,088
      In process research and development                             6,579        16,960         4,894         3,991          --
                                                                  ---------     ---------     ---------     ---------     ---------

          Total operating expenses                                   70,716        63,255        28,842        20,224         8,833
                                                                  ---------     ---------     ---------     ---------     ---------

          Operating income (loss)                                    14,360        (6,674)      (15,357)        2,073         2,069

Interest income, net                                                  4,742         3,139         2,867         3,345           738
                                                                  ---------     ---------     ---------     ---------     ---------

          Income (loss) before income taxes                          19,102        (3,535)      (12,490)        5,418         2,807

Income tax expense                                                     (666)       (2,685)       (2,445)       (1,734)         (567)
                                                                  ---------     ---------     ---------     ---------     ---------

      Net income (loss)                                           $  18,436     $  (6,220)    $ (14,935)    $   3,684     $   2,240
                                                                  =========     =========     =========     =========     =========

Net income (loss) per share
      Basic                                                       $    0.86     $   (0.35)    $   (1.01)    $    0.26     $    0.26
                                                                  =========     =========     =========     =========     =========
      Diluted                                                     $    0.79     $   (0.35)    $   (1.01)    $    0.24     $    0.21
                                                                  =========     =========     =========     =========     =========

Shares used to compute net income (loss) per share
      Basic                                                          21,390        17,814        14,804        14,316         8,532
                                                                  =========     =========     =========     =========     =========
      Diluted                                                        23,483        17,814        14,804        15,606        10,440
                                                                  =========     =========     =========     =========     =========

-----------------------------------------------------------------------------------------------------------------------------------



(In thousands)                                                                                JUNE 30,
                                                                    1999          1998          1997           1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:

Working capital                                                   $ 120,325     $ 100,496     $  57,662     $  72,337     $  26,588
Total assets                                                        196,469       132,937        70,007        84,561        32,724
Long-term debt                                                         --             163           475          --            --
Retained earnings (deficit)                                            (389)      (18,825)      (12,605)        2,330        (1,354)
Shareholders' equity                                                166,259       114,392        62,711        80,198        27,743

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

         Certain statements in this Management's Discussion and Analysis and elsewhere in this Annual Report on Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results"

Overview

         The Company designs, manufactures, markets and supports video post-production tools for high quality real time video processing. The Company's products are used to capture, compress and store and edit video and to perform a variety of video manipulation functions, including the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. Pinnacle's strategy is to leverage its existing market and technological position to continue to provide innovative, real time, computer based solutions for three video post production markets which the Company characterizes as the broadcast, desktop and the consumer video markets. Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers and value added resellers ("VARs"), retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors. Generally, products sold to OEMs are integrated by them into editing systems sold to their customers.

Broadcast Market

         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. Currently, DVExtreme, Lightning, Deko, AlladinPRO and Thunder and Media stream servers comprise the Company's suite of high performance real time products designed for on-air, broadcast and high-end, post-production applications.

         In June 1997, the Company commenced shipment of DVExtreme and Lightning, two Windows NT-based products designed to address the markets previously addressed by Prizm and Flashfile respectively, the primary broadcast products sold throughout fiscal 1997. In April 1997, the Company completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. ("Deko Acquisition"). Currently the Company sells three products in the Deko line, FXDeko, TypeDeko and WriteDeko, and has recently announced the release of six additional products including FXDekoHD, a high definition character and graphics generator. In fiscal 1998, substantially all of the broadcast revenue came from the sale of DVEtreme, Lightning and Deko products. In June 1998, the Company commenced shipment of AlladinPRO; a high-performance Windows NT based digital video effects system designed for live and on-line applications. In September 1998, the Company commenced shipment of FXDeko; a new high performance Windows NT-based product that combines the feature set of Deko with real time digital effect technology. In June 1999, the Company introduced Thunder, the Company's first multi-channel video and audio clip server and iThunder, a real time video server for Internet broadcasting. In August 1999, the Company completed the acquisition of certain of the assets of the Hewlett-Packard Company including the Media Stream server family. Media Stream compliments the Thunder family in providing a complete line of broadcast quality video server solutions. The broadcast market accounted for approximately 16.9%, 24.2%, and 25.4% of net sales in the years ended June 30, 1999, 1998 and 1997, respectively.

Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing, and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company's first desktop product was the Alladin, which commenced shipment in June 1994. The Company expanded its desktop product line with the introduction of Genie in June 1996. In August 1997, the Company acquired the miroVIDEO desktop product lines and during fiscal 1998 the Company introduced additional new desktop products. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the ReelTime, ReelTime Nitro, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300/200 families. In September 1998, the Company commenced shipment of ReelTime Nitro which combines the video capture and editing capabilities of ReelTime with the digital video effects capabilities of Genie. In March 1999, the Company completed its acquisition of Truevision, Inc. and added Truevision's TARGA branded products to its catalog. In April 1999, the Company began shipping DV200, its new low-cost DV-based video capture and editing solution. In June 1999, the Company began shipping DC1000, a new dual stream MPEG2 editing product and a companion DVD authoring option. The desktop market accounted for approximately 56.5%, 57.5% and 59.8% of net sales in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

Consumer Market

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer, camcorder and VCR. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer-editing product, the VideoDirector Studio 200, in March 1997. In June 1998 the Company commenced shipment of Studio 400, which expands the capabilities of and replaces VideoDirector Studio 200. In November 1998, the Company commenced shipment of Studio DC10 Plus. In March 1999, the Company commenced shipment of Studio MP10, the company's third product in the Studio line. As of June 30, 1999, the Company's consumer product line included Studio 400, Studio DC10, Studio MP10 and Studio PCTV. Consumer products are distributed direct to retail outlets and through retail distributors such as Ingram Micro. The Company also sells directly to end-users by accepting orders via the telephone and Internet. Price points of consumer products are lower than the Company's broadcast and desktop products and consumer products are marketed as computer peripheral products. The consumer market accounted for approximately 26.6%, 18.3% and 14.8% of net sales in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

Acquisitions

         To further Pinnacle's strategy of providing an expanded line of easy to use computer based video production products, in August 1997 the Company acquired the miro Digital Video Products Group (the "Miro Acquisition") from miro Computer Products AG ("Miro"). In the Miro Acquisition, the Company acquired the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 407,130 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs related to the acquisition in the year ended June 30, 1998. The terms of the Miro Acquisition also included an earnout provision pursuant to which Miro received additional consideration based on sales and operating profit targets. On September 1, 1998, the Company issued 615,068 shares of Common Stock in consideration of such earnout payment which was recorded as goodwill and amortized over nine years beginning September 1, 1998.

         On March 12, 1999, the Company acquired all the outstanding common stock of Truevision, Inc. , a supplier of digital video products ("Truevision"). In connection with the acquisition, Pinnacle issued 824,206 shares of common stock valued at $11.5 million. In addition, Pinnacle issued to Truevision employees and directors 139,678 options, valued at $0.7 million, to purchase common stock at an exercise price of $11.98. The Company also assumed 53,836 warrants valued at $0.1 million. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $12.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Truevision, Inc. and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company since March 12, 1999.

         In March, 1999, the Company acquired Shoreline Studios, Inc., a leading provider of innovative real-time 3D graphics software for use in live broadcasts, in a transaction intended to strengthen Pinnacle's position in the broadcast graphics market. The total purchase price of the acquisition totaled $0.8 million of which approximately $0.5 million was paid in the quarter ended March 31, 1999. The balance is expected to be paid during the fiscal year ending June 30, 2000.

         On June 30, 1999, the Company announced that it had signed a definitive agreement to purchase certain assets of the Video Communications Division of the Hewlett-Packard Company ("HP"). Under the terms of the agreement, Pinnacle Systems would acquire substantially all of the assets of HP's Video Communications Division, including key technologies and intellectual property, the Media Stream family of products and selected assets, as well as most managers and employees. On August 2, 1999, the Company completed the purchase. Pursuant to the terms of the Agreement, the Company paid HP approximately $12.6 million in cash and issued 773,172 shares of Pinnacle's common stock valued at approximately $19.5 million. Pursuant to a stock restriction and registration rights agreement included in the definitive agreement, Pinnacle filed with the Securities and Exchange Commission a registration statement on Form S-3 with respect to one-half of the Pinnacle Shares issued to HP. HP has agreed to certain restrictions with respect to the disposition of the remainder of such shares.

         The Company will account for the HP acquisition as a purchase. Accordingly, the results of operations and the fair market value of the acquired assets and assumed liabilities will be included in the financial statements of the Company as of August 2, 1999. The Company estimates that it will assume liabilities of approximately $3.0 million and expects to incur approximately $0.5 million in expenses associated with executing the transaction. The Company is currently in the process of valuing amounts to be allocated to indentifiable intangible assets and acquired in-process research and development. These valuations are being performed by an independent appraiser using established valuation techniques. Charges for in-process research and development and amortization of intangibles and goodwill will be included in the Company's statement of operations for the quarter ending September 30, 1999. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair value of the net assets acquired on the date of purchase.

Foreign Exchange

         The Company transacts business in various foreign currencies but primarily in those of Germany, France and the United Kingdom. During the fiscal year ended June 30, 1999, the Company experienced significant fluctuations in the exchange rate of the German mark. These fluctuations resulted in a translation adjustment loss of approximately $2.0 million at June 30, 1999. This amount is included in Shareholder's equity as accumulated other comprehensive loss.

Results of Operations

         The following table sets forth, for the periods indicated, certain consolidated statement of operations data as a percentage of net sales:

--------------------------------------------------------------------------------
                                                   Fiscal Year Ended June 30,
                                                   ---------------------------
                                                   1999       1998       1997
                                                   -----      -----      -----

--------------------------------------------------------------------------------

Net sales                                          100.0%     100.0%     100.0%
Cost of sales                                       46.5       46.3       64.0
                                                   -----      -----      -----
     Gross profit                                   53.5       53.7       36.0
Operating expenses:
     Engineering and product development            10.1       11.1       20.2
     Sales and marketing                            25.9       27.8       33.8
     General and administrative                      4.3        5.1        9.9
     In process research and development             4.1       16.1       13.1
                                                   -----      -----      -----
         Total operating expenses                   44.4       60.1       77.0
                                                   -----      -----      -----
         Operating income (loss)                     9.1       (6.4)     (41.0)
Interest income, net                                 3.0        3.0        7.7
                                                   -----      -----      -----
     Income (loss) before income taxes              12.1       (3.4)     (33.3)
Income tax expense                                  (0.4)      (2.5)      (6.5)
                                                   -----      -----      -----
     Net income (loss)                              11.7%      (5.9)%    (39.8)%
                                                   =====      =====      =====

--------------------------------------------------------------------------------


Comparison of sales by business group for the years ended June 30,

                                                                              '99 - '98        '98 - '97
Group             1999                1998                1997                % Change         % Change
-----             ----                ----                ----                --------         --------
Broadcast       $ 26,917            $ 25,521            $  9,520                 5.5%            168.1%
Desktop           89,798              60,335              22,414                48.8%            169.2%
Consumer          42,383              19,440               5,548               118.0%            250.4%
                --------            --------            --------
                $159,098            $105,296            $ 37,482                51.1%            180.9%
                ========            ========            ========


         Net Sales. The Company's net sales increase 51.1% to $159.1 million in fiscal 1999 from $105.3 million in fiscal 1998. The increase is primarily attributable to increases in desktop and consumer product sales. Broadcast sales increased slightly and were augmented by the release of Thunder and FXDeko. Desktop sales in fiscal 1999 increased 48.8% over fiscal 1998. This was driven primarily by increased sales from existing products including the DC30, DC50, Reeltime and DV300 in addition to sales generated from new product releases notably the DC1000. Desktop sales also increased due to the acquisition of Truevision in March 1999 which added the TARGA and Ready-to-Edit products. Consumer sales increased 118.0% due to a full year of sales of the Studio 400 which was released at the end of fiscal 1998. Consumer sales also grew due to increased sales of PCTV and the introduction of Studio DC10 and Studio MP10.

         International Sales (sales outside of North America) were approximately 60.8% and 57.6% of the Company's net sales in fiscal 1999 and 1998, respectively. The increase in fiscal 1999 was primarily attributable to an increase in European sales of consumer products. The Company expects that international sales will continue to represent a significant portion of its net sales.

         Gross Profit. Cost of revenues consists primarily of costs associated with the procurement of components; tooling, assembly, testing, and distribution of finished products; warehousing; warranty and service costs; product reworks, provisions for inventory obsolescence and shrinkage, and royalties. The resulting gross profit fluctuates based on factors such as product mix, licensing fees or royalties paid to third parties, the offering of product upgrades, price discounts and other sales promotion programs, and the distribution channels through which products are sold. Gross profit as a percentage of net sales was 53.5% and 53.7% in fiscal 1999 and 1998, respectively. Gross margins were aided in fiscal 1999 by a favorable product mix. However, the Company has experienced and expects to continue to experience pricing pressures on its products as the industry matures and competition increases.

         Engineering and Product Development. Engineering and product development expenses increased 38.5% to $16.1 million for the fiscal year ended June 30, 1999 from $11.7 million during fiscal 1998. As a percentage of sales, engineering and product development expenses decreased to 10.1% in the fiscal year ended June 30, 1999 from 11.1% in fiscal 1999. Management believes that investment in research and development is crucial to its future growth and position in the industry. The Company expects to continue to allocate significant resources to engineering and product development efforts in Mountain View and Grass Valley, California; Paramus, New Jersey; Gainsville, Florida; Braunschweig, Germany; and Indianapolis, Indiana.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade shows, cooperative marketing and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 40.5% to $41.2 million in fiscal 1999 from $29.3 million in fiscal 1998. The increase in sales and marketing expenses was attributable to promotional costs for the introduction of several new desktop and consumer products in addition to the release of Thunder in June 1999. Sales and marketing expenses as a percentage of net sales were 25.9% and 27.8% in fiscal 1999 and 1998, respectively. The decrease reflects a growth in sales exceeding incremental sales and marketing expenditures.

         General and Administrative. General and administrative expenses increased by 28.0% to $6.8 million in fiscal 1999 compared to $5.3 million in fiscal 1998. This increase in the June 99 fiscal year, is partly due to the inclusion of a full twelve months of expenses from the German operations which were acquired from Miro in August 1997. Additional increases were related to the Company's overall growth. General and administrative expenses as a percentage of net sales were 4.3% and 5.1%, respectively.

         In-Process Research and Development. During the year ended June 30, 1999, the Company recorded an in-process research and development charge of approximately $6.6 million mostly related to the acquistion of Truevision. During the year ended June 30, 1998, the Company recorded an in-process research and development charge of approximately $17.0 million related to the Miro Acquisition.

         The amounts to acquired in-process research and development, were based on results of an independent appraisal using established valuation techniques in the high-technology industry. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technologically feasibility was achieved when a product is at beta stage. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate. Discount rates of 35% and 43% were used for the Truevision and Miro valuations respectively.

         Interest Income Net. Net interest income increased 51.1% to $4.7 million in fiscal 1999 from $3.1 million in fiscal 1998. The increase was due to an increase in cash and marketable securities due primarily to the completion of a public offering in November 1997. Thus, fiscal 1999 includes one full year of interest income from these proceeds.

         Income Tax Expense. The Company recorded provisions for income taxes of $0.7 million and $2.7 million for the fiscal years ended 1999 and 1998, respectively. The provision for income taxes as a percentage of pretax income was 3.5% and 75.6% respectively. The tax rate in fiscal 1999 was significantly lower than the rate in fiscal 1998 mainly due to the reduction of the Company's valuation allowance as management determined that it was likely that the Company would realize a portion of its deferred tax asset. The tax rate in fiscal 1998 reflects the exclusion of non-deductible expenses related to acquisitions.

         As of June 30, 1998, the Company has federal research and experimentation and alternative minimum tax credit carryforwards of $0.7 million which expire between 2012 and 2014, and state research and experimentation credit carryforwards of $0.6 million which have no expiration provision.

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

         General and Administrative. General and administrative expenses increased by 43.2% to $5.3 million in fiscal 1998 compared to $3.7 million in fiscal 1997. General and administrative expenses as a percentage of net sales were 5.1% and 9.9%, respectively. Included in general and administrative expenses in fiscal 1998 were $465,000 of non-recurring spending related to the acquisition of the Miro group. Included in general and administrative expenses in fiscal 1997 were $315,000 of non-recurring spending related to the Deko Acquisition and approximately $500,000 relating to the disposal of leasehold improvements and other capital equipment, moving costs and rent overlap incurred as a result of the move to the Company's facility in Mountain View, California.

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

         Income Tax Expense. The Company recorded provisions for income taxes of $2.7 million and $2.4 million for the fiscal years ended 1998 and 1997, respectively. Income tax expense for the year ended June 30, 1997 included a charge of $3,245,000 resulting from the establishment of a valuation allowance against the Company's deferred tax asset due to significant operating losses and the introduction of new products for which market acceptance was uncertain. As of June 30, 1998, the Company has federal research and experimentation and alternative minimum tax credit carryforwards of $1.3 million which expire between 2009 and 2013, and state research and experimentation credit carryforwards of $0.5 million which have no expiration provision.

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of June 30, 1999 Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $89.0 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities used $215,000 in cash for the year ended June 30, 1999. Cash was generated primarily from net income of $18.4 million after adjustment for in-process research and development charges, depreciation and amortization, and deferred taxes net of stock option benefits. This was offset by increases in accounts receivable and inventories. These increases relate primarily to a 51% increase in product revenues from fiscal 1998 to 1999. In addition, the Company used cash to pay down notes and liabilities of over $5.0 million assumed in its acquisition of Truevision in March 1999.

         During the year ended June 30, 1999, cash flow from investing activities included $7.7 million invested in property and equipment, compared to $2.5 million in the year ended June 30, 1998. The high level of expenditures for the year ended June 30, 1999, was primarily for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansions in September 1998 and January and June 1999. The Company also incurred expenditures of approximately $1.0 million in capitalized internal software related to its SAP enterprise software implementation which began in January 1999. The Company will continue to incur expenditures for the implementation through March 2000. Cash flow from investing activities also increased due to the maturity of certain of the Company's marketable securities. As the Company continues to grow, it expects ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital.

         On March 12, 1999, the Company acquired all the outstanding common stock of Truevision, a supplier of digital video products. In connection with the acquisition, Pinnacle issued 824,206 shares of common stock valued at $11.5 million. In addition, Pinnacle issued to Truevision employees and directors 139,678 options, valued at $0.7 million, to purchase common stock at an exercise price of $11.98. The Company also assumed 53,836 warrants valued at $0.1 million. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $12.8 million and assumed liabilities totaling $13.0 million.

         On June 30, 1999, the Company announced that it had signed a definitive agreement to purchase certain assets of the Video Communications Division of the Hewlett-Packard Company ("HP"). Under the terms of the agreement, Pinnacle Systems would acquire substantially all of the assets of HP's Video Communications Division, including key technologies and intellectual property, the Media Stream family of products and selected assets, as well as most managers and employees. On August 2, 1999, the Company completed the purchase. Pursuant to the terms of the Agreement, the Company paid HP approximately $12.6 million in cash and issued 773,172 shares of Pinnacle's common stock valued at approximately $19.5 million. Pursuant to a stock restriction and registration rights agreement set forth in the definitive agreement, Pinnacle filed with the Securities and Exchange Commission a registration statement on Form S-3 with respect to one-half of the Pinnacle Shares issued to HP. HP has agreed to certain restrictions with respect to the disposition of the remainder of such shares.

FACTORS AFFECTING OPERATING RESULTS

         We have grown rapidly and expect to continue to grow rapidly. If we fail to effectively manage this growth, our financial results could suffer.

         We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, net sales in fiscal 1999 were $159.1 million compared to $105.3 million in fiscal 1998. As a result of internal growth and recent acquisitions, we have increased the number of
employees   significantly   over  the  last  two  fiscal   years  and  many  are
geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built these resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption or diversion of focus from our core business activities and have an adverse effect on financial results.

         Any failure to successfully integrate the businesses we have acquired could negatively impact us.

         In August 1999, we closed the transaction with the Hewlett-Packard Company and in March 1999, we completed the acquisitions of Truevision, Inc and Shoreline Studios, Inc. We may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

         - Distracting management from the day-to-day operations of our business

         - Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel
         - The potential to result in dilutive issuance of our equity securities
         - Incurring debt and amortization expenses related to goodwill and other intangible assets

         There are various factors which may cause our net revenues and operating results to fluctuate.

         Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

         - Timing of significant orders from and shipments to major OEM customers
         -        Timing and market acceptance of new products
         -        Success in developing, introducing and shipping new products
         - Dependence on distribution channels through which our products are sold
         -        Increased competition and pricing pressure
         - Accuracy of our and our resellers' forecasts of end user demand
         -        Accuracy of inventory forecasts
         -        Ability to obtain sufficient supplies from our subcontractors
         -        Timing and level of consumer product returns
         -        Foreign currency fluctuations
         -        Costs of integrating acquired operations
         - General domestic and international economic conditions, such as the recent economic downturn in Asia and Latin America.

         We also experience significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in Europe. Also, we attend a number of annual trade shows which can influence the order pattern of products, including CEBIT in March, the NAB convention held in April, the IBC convention held in September and the COMDEX exhibition held in November. Our operating expense levels are based, in part, on our expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

         Our stock price may be volatile.

         The trading price of our common stock has in the past and could in the future fluctuate significantly. The fluctuations have been or could be in response to numerous factors including:

         -        Quarterly variations in results of operations
         - Announcements of technological innovations or new products by us, our customers or competitors
         -        Changes in securities analysts' recommendations
         -        Announcements of acquisitions
         -        Earnings estimates for us
         -        General fluctuations in the stock market

         Our revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock.

         In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for high technology companies have been particularly affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of our common stock.

         In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. Although no such litigation has been brought against us, it is possible that similar litigation could be brought against us. Such litigation could result in substantial costs and would likely divert management's attention and resources. Any adverse determination in such litigation could also subject us to significant liabilities.

         We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, then we could be materially harmed.

         We rely on subcontractors to manufacture our desktop and consumer products and the major subassemblies of our broadcast products. We and our manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in our products, including certain key integrated circuits. Our strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

         -        Loss of control over the manufacturing process
         -        Potential absence of adequate capacity
         -        Potential delays in lead times
         -        Unavailability of certain process technologies
         - Reduced control over delivery schedules, manufacturing yields, quality and costs
         -        Unexpected increases in component costs

         If any significant subcontractor or single or limited source suppliers becomes unable or unwilling to continue to manufacture these subassemblies or provide critical components in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Additional sources may not be available and product redesign may not be feasible on a timely basis. This could materially harm our business. Any extended interruption in the supply of or increase in the cost of the products, subassemblies or components manufactured by third party subcontractors or suppliers could materially harm our business.

         We may fail to sell products in the consumer market.

         We entered the consumer market with the acquisition of the VideoDirector product line from Gold Disk in June 1996. We began shipping our first internally developed consumer product, the VideoDirector Studio 200, in March 1997 and began shipping a successor product, the Studio 400 in June 1998. In addition, with the Miro Acquisition in August 1997, we acquired Miro's consumer products and European sales organization. We aim to continue to invest resources to develop, market and sell products into the consumer market. In this endeavor, we need to continue to develop and maintain the following capabilities:

         -        Marketing   and  selling   products   through   the   consumer
                  distribution channels.
         -        Establish relationships with distributors and retailers
         - A fully developed infrastructure to support electronic retail stores and telephone and Internet orders.

         Additionally, factors beyond our control could hurt consumer product sales and consequently our financial condition. These factors include:

         - Potential compatibility problems with other manufacturers' electronic components
         -        The risk of obsolete inventory and inventory returns
         - The growth of the consumer video market is difficult to predict

         If our products do not keep pace with the technological developments in the rapidly changing video post-production equipment industry, then we may be adversely affected.

         The video post-production equipment industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could materially harm our business, particularly on a quarterly basis.

         We are critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer our customers additional features and enhanced performance at competitive prices. Once a new product is developed, we must rapidly commence volume production. This process requires accurate forecasting of customer requirements and attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. For example, the introduction of DVExtreme, Lightning and Studio 400 has resulted in a significant decline in sales of Prizm, Flashfile and Studio 200 and a write down of inventory. In addition, as is typical with any new product introduction, quality and reliability problems may arise. Any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

         If we do not effectively compete, our business will be harmed.

         The market for our products is highly competitive. We compete in the broadcast, desktop and consumer video production markets. We anticipate increased competition in each of the broadcast, desktop and consumer video production markets, particularly since the industry is undergoing a period of technological change and consolidation. Competition for our broadcast, consumer and video products is generally based on:

         -        Product performance
         -        Breadth of product line
         -        Quality of service and support
         -        Market presence
         -        Price
         - Ability of competitors to develop new, higher performance, lower cost consumer video products

         Certain competitors in the broadcast, desktop and consumer video markets have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we do. In addition, some competitors have established relationships with current and potential customers of ours and offer a wide variety of video equipment that can be bundled in certain large system sales.

         Principal competitors in the broadcast market include:

                  Chyron Corporation
                  Leitch Technology Corporation
                  Matsushita Electric Industrial Co. Ltd.
                  Quantel Ltd. (a division of Carlton Communications Plc) Accom, Inc.
                  Sony Corporation
                  Tektronix, Inc.
                  SeaChange Corporation

         Principal competitors in the desktop and consumer markets are:

                  Quantel Ltd. (a division of Carlton Communications Plc) Accom, Inc.
                  Sony Corporation
                  Avid Technology, Inc.
                  Digitel Processing Systems, Inc.
                  Fast Multimedia
                  Iomega Corp.
                  Matrox Electronics Systems, Ltd.
                  Hauppauge Digital, Inc.
                  Media 100, Inc.
                  Adobe Systems, Inc.

         These lists are not all-inclusive.

         The consumer market in which certain of our products compete is an emerging market and the sources of competition are not yet well defined. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with our consumer products by providing some or all of the same features and video editing capabilities. In addition, we expect that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with our consumer products. We expect that potential competition in this market is likely to come from existing video editing companies, software application companies, or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market. Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share. Any of these effects could materially harm our business.

         We rely heavily on dealers and oems to market, sell, and distribute our products. In turn, we depend heavily on the success of these resellers. If these resellers do not succeed in effectively distributing our products, then our financial performance will be negatively affected.

         These resellers may:

         -        Not effectively promote or market our products
         -        Experience financial difficulties and even close operations

         Our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

         -        Refuse to promote or pay for our products
         -        Discontinue our products in favor of a  competitor's product

         Also, with these distribution channels standing between them and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products and not because there is a significant demand for them.

         As to consumer products offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, some of which are out of our control:

         - We are obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations.
         - The distributors or retailers may not continue to stock and sell our consumer products.
         -        Retailers  and  retail   distributors  often  carry  competing
                  products.

         Any of the foregoing events could materially harm our business.

         If certain of our key employees leave or are no longer able to perform services for us, it could have a material adverse effect on our business. We may not be able to attract and retain a sufficient number of managerial personnel and technical employees to compete successfully.

         We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. Only one has an employment agreement and none are the subject of key man life insurance. Our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. There are not enough engineers, technical support, software services and managers available to meet the current demands of the computer industry. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as required in the future. Also, employees may leave our employ and subsequently compete against us, or contractors may perform services for competitors of ours. If we are unable to retain key personnel, our business could be materially harmed.

         We may be unable to protect our proprietary information and procedures effectively.

         We must protect our proprietary technology and operate without infringing the intellectual property rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limit access to and distribution of our proprietary technology. These steps may not protect our proprietary information nor give us any competitive advantage. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets. If we are unable to protect our intellectual property, our business could be materially harmed.

         We may be adversely affected if we are sued by a third party or if we decide to sue a third party for infringement.

         There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. This litigation may

         - Divert management's attention away from the operation of our business
         -        Result in the loss of our proprietary rights
         -        Subject us to significant liabilities
         -        Force us to seek licenses from third parties
         -        Prevent us from manufacturing or selling products.

         Any of these results could materially harm our business.

         In the course of business, we have in the past received communications asserting that our products infringe patents or other intellectual property rights of third parties. We investigated the factual basis of such communications and negotiated licenses where appropriate. It is likely that in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation.

         Because we sell products internationally, we are subject to additional risks.

         Sales of our products outside of North America represented approximately 60.8% of net sales in the year ended June 30, 1999, compared to 57.6% and 39.7% of net sales in the fiscal years that ended June 30, 1998 and 1997 respectively. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased substantially during fiscal 1998 and 1999, especially for sales of consumer and desktop products into Europe. In fiscal 1999 and beyond, we expect that a majority of our European sales will be denominated in local foreign currency including the Euro. The Company has developed natural hedges for some of this risk in that most of the European selling expenses are also denominated in local currency. In addition to foreign currency risks, international sales and operations may also be subject to the following risks:

         -        Unexpected changes in regulatory requirements
         -        Export license requirements
         -        Restrictions on the export of critical technology
         -        Political instability
         -        Trade restrictions
         -        Changes in tariffs
         -        Difficulties in staffing and managing international operations
         - Potential insolvency of international dealers and difficulty in collecting accounts

         We are also subject to the risks of generally poor economic conditions in certain areas of the world, most notably Asia. These risks may harm our future international sales and, consequently, our business.

         Computer software, components and systems used by or designed by us or used by third parties with whom we regularly deal may not be able to process date/time information between the twentieth and twenty-first century. This inability could cause the disruption or failure of such computer systems. Our business could be interrupted materially as a result of such disruption or failure.

         Like many other companies, we are potentially susceptible to the year 2000 problem, i.e., computer systems will not correctly recognize and process date information beyond the year 1999. In addition, moving from 1999 to 2000 may cause problems since some systems' programming assigns special meaning to certain dates, such as 9/9/99, and the year 2000 is a leap year.

         We are conducting a program to confront these potential problems. This program involves assessing all areas that may be affected by or responsible for a year 2000 problem and initiating changes wherever necessary.
Some of the activities include:

         -        Assessing  all  major   categories  of  systems  used  by  us,
                  including manufacturing, sales and financial systems
         -        Working  with  key  suppliers  of  products  and  services  to determine that their operations and products are year 2000 capable, or to monitor their progress toward year 2000 capability
         - Discussing contingency planning to address potential problem areas with internal systems and with suppliers and other third parties
         - Implementing a program to assess the capability of our products to handle the year 2000

         It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues. Further, we have contingency plans, but if these planning activities fail, our business could be materially harmed. It is uncertain to what extent we will be affected by the year 2000 problem, and if third parties or suppliers have year 2000 problems, our business may be materially harmed.

         To assist customers in evaluating their year 2000 issues, we have assessed the capability of our current and discontinued products. Products have been assigned to one of the four following categories: "Year 2000 Compliant," "Year 2000 Compliant with minor issues" "Year 2000 non-compliant," and "No evaluation done--will not test." "Year 2000 Compliant" means that when used properly and in conformity with the product information provided by us, and when used with "Year 2000 Compliant" computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with our product properly exchanges date data with our product. Based on our tests, we believe that all current products shipping, which run under Microsoft Windows NT or Windows 95, will be "Year 2000 compliant." Final results of our complete product testing will be published by fall 1999.

         The cost which will be incurred by us regarding the implementation of year 2000 compliant internal information systems, testing of current or older products for year 2000 compliance, and answering and responding to customer requests related to year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $500,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change. If actual cost of year 2000 compliance materially exceeds our current estimate, our business could be harmed.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

         We transact business in various foreign currencies but primarily in those of Germany, France and the U.K. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, in that local currency revenues substantially offset the local currency denominated operating expenses. We assess the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

Fixed Income Investments

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments for speculative or trading purposes. We invest primarily in US Treasury Notes and high-grade commerical paper and hold them to maturity. Consequently, we do not expect any material loss with respect to our investment portfolio.

         We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is two years. The guidelines also establish credit quality standards, limits on exposure to any one issue, as well as the type of instruments. Due to the limited duration and credit risk criteria established in these guidelines, our exposure to market and credit risk is low.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements and the independent auditors' report appear on pages F-1 through F-24 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held October 26, 1999, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

         The following  financial  statements are  incorporated  by reference in
Item 8 of this Report:

Independent Auditors' Report                                                 F-2
Consolidated Balance Sheets, June 30, 1999 and 1998                          F-3
Consolidated Statements of Operations for years ended
  June 30, 1999, 1998 and 1997                                               F-4
Consolidated Statements of Comprehensive Income (Loss) for years ended
     June 30, 1999, 1998 and 1997                                            F-5
Consolidated Statement of Shareholders' Equity for the years ended
  June 30, 1999, 1998 and 1997                                               F-6
Consolidated Statements of Cash Flows for the years ended
  June 30, 1999, 1998 and 1997                                               F-7
Notes to Financial Statements                                                F-8


         (a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, is inapplicable, or because the information required is included in the consolidated financial statements or the notes thereto.

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

                             1998 by and between the Registrant and  ChaseMellon
                             Shareholder Services, L.L.C.
                  4.2(4)     Stock Restriction and Registration Rights Agreement
                             dated August 2, 1999 by and between the  Registrant
                             and the Hewlett-Packard Company.
                 10.1(1)     1987 Stock  Option  Plan,  as amended,  and form of
                             agreements thereto.
                 10.2(3)     1994  Employee  Stock  Purchase  Plan,  and form of
                             agreement thereto.
                 10.3(1)     1994  Director  Stock  Option  Plan,  and  form  of
                             agreement thereto.
                 10.4(1)     Form  of  Indemnification   Agreement  between  the
                             Registrant and its officers and directors.
                 10.5*(1)    Development  and Original  Equipment  Manufacturing
                             and Supply Agreement, dated March 16, 1994, between
                             Registrant and Avid Technology, Inc.
                 10.6(1)     Master  Agreement,  dated  March 4,  1994,  between
                             Registrant and Bell Microproducts, Inc.
                 10.7*(1)    Contract  Services  Agreement,  dated May 31, 1994,
                             between Registrant and Liberty Contract Services, a
                             division of Wyle Laboratories.
                 10.8(1)     Agreement,   dated   September  8,  1994,   between
                             Registrant and Mark L. Sanders.
                 10.9.1*(5)  OEM   Agreement   between   Registrant   and   Data
                             Translation, Incorporated.
                 10.9.2*(5)  Amendment to OEM Agreement  between  Registrant and
                             Data Translation, Incorporated.
                 10.10(6)    Industrial Lease Agreement, dated November 19, 1996
                             between Registrant and CNC Grand Union Limited.
                 10.11(3)    1996  Stock  Option  Plan,  and form of  agreements
                             thereto.
                 10.12       1996  Supplemental  Stock Option Plan,  and form of
                             agreements thereto.
                 10.13(7)    Lease  Agreement,  dated  July  28,  1995,  between
                             Digital Graphics Incorporated and Allied Securities
                             Co.
                 22.1        List of subsidiaries of the Registrant.
                 23.1        Consent  of  Independent  Auditors  and  Report  on
                             Statement Schedule.
                 24.1        Power of Attorney (See Page 38).
                 27.1        Financial Data Schedule.


* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-83812) as declared effective by the Commission on November 8, 1994.
(2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (Reg. No. 000-24784) as declared effective by the Commission on February 17, 1997 and as amended by Amendment No.1 thereto on Form 8-A/A filed on May 19, 1998.
(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (Reg. No. 333-74071) as filed on March 8, 1999.
(4) Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-84739) filed by the Registrant with the Securities and Exchange Commission.
(5) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the three months ended September 27, 1996.
(6) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-Q for the three months ended December 27, 1996.
(7) Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1999.

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


                                                  PINNACLE SYSTEMS, INC.

                                                  By: /s/ MARK L. SANDERS
                                                      --------------------------
                                                      Mark L. Sanders
                                                      President, Chief Executive
                                                      Officer and Director

Date: September 22,  1999


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                                           Title                                    Date
        ---------                                           -----                                    ----
/s/ MARK L. SANDERS                      President, Chief Executive Officer and Director       September 22, 1999
-------------------------------          (Principal Executive Officer)
    Mark L. Sanders


/s/ ARTHUR D. CHADWICK                   Vice President, Finance and Administration and        September 22, 1999
-------------------------------          Chief Financial Officer (Principal Financial and
    Arthur D. Chadwick                   Accounting Officer)


/s/ AJAY CHOPRA                          Chairman of the Board, Vice President, Desktop        September 22, 1999
-------------------------------          Products
    Ajay Chopra


/s/ L. GREGORY BALLARD                   Director                                              September 22, 1999
-------------------------------
    L. Gregory Ballard




/s/ JOHN LEWIS                           Director                                              September 22, 1999
-------------------------------
    John Lewis


/s/ NYAL D. McMULLIN                     Director                                              September 22, 1999
-------------------------------
    Nyal D. McMullin


/s/ GLENN E. PENISTEN                    Director                                              September 22, 1999
-------------------------------
    Glenn E. Penisten


/s/ L. WILLIAM KRAUSE                    Director                                              September 22, 1999
-------------------------------
    L. William Krause


/s/ CHARLES J. VAUGHN                    Director                                              September 22, 1999
-------------------------------
    Charles J. Vaughn

INDEX TO FINANCIAL STATEMENTS


- Independent Auditors' Report                                               F-2


- Consolidated Balance Sheets                                                F-3


- Consolidated Statements of Operations                                      F-4


- Consolidated Statements of Comprehensive Income (Loss)                     F-5


- Consolidated Statements of Cash Flows                                      F-6


- Consolidated Statements of Shareholders' Equity                            F-7


- Notes to Consolidated Financial Statements                                 F-8

                          Independent Auditors' Report


The Board of Directors and Shareholders
Pinnacle Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.


                                                                    /s/ KPMG LLP

Mountain View, California
July 22, 1999, except as to Note 5(a), which is as of August 2, 1999

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

(In thousands)                                                                                                June 30,
                                                                                                   --------------------------------
                                                                                                     1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                                                                    $  48,654              $  47,478
      Marketable securities                                                                           31,058                 39,307
      Accounts receivable, less allowance for doubtful
          accounts and returns of $5,057 and $4,423 as of
          June 30, 1999 and 1998, respectively                                                        35,449                 18,459
      Inventories                                                                                     22,221                 11,960
      Deferred income taxes                                                                           10,653                    583
      Prepaid expenses and other assets                                                                2,500                  1,091
                                                                                                   ---------              ---------
                Total current assets                                                                 150,535                118,878

Marketable securities                                                                                  9,266                  4,521
Property and equipment, net                                                                           10,809                  5,411
Goodwill and other intangibles                                                                        25,503                  3,390
Other assets                                                                                             356                    737
                                                                                                   ---------              ---------
                                                                                                   $ 196,469              $ 132,937
                                                                                                   =========              =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                             $  12,744              $   8,143
      Accrued expenses                                                                                17,466                 10,239
                                                                                                   ---------              ---------
                Total current liabilities                                                             30,210                 18,382
                                                                                                   ---------              ---------

Long-term obligations                                                                                   --                      163

Commitments and contingencies

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                                   --                     --
      Common stock, no par value; authorized 60,000 shares;
          22,763 and 20,146 issued and outstanding as of
          June 30, 1999 and 1998, respectively                                                       169,078                133,332
      Accumulated deficit                                                                               (389)               (18,825)
      Accumulated other comprehensive losses                                                          (2,430)                  (115)
                                                                                                   ---------              ---------
                Total shareholders' equity                                                           166,259                114,392
                                                                                                   ---------              ---------
                                                                                                   $ 196,469              $ 132,937
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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------

(In thousands, except per share data)                                                           Year ended June 30,
                                                                                  -------------------------------------------------
                                                                                    1999                1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $ 159,098           $ 105,296           $  37,482
Cost of sales                                                                        74,022              48,715              23,997
                                                                                  ---------           ---------           ---------

             Gross profit                                                            85,076              56,581              13,485
                                                                                  ---------           ---------           ---------

Operating expenses:
       Engineering and product development                                           16,137              11,652               7,579
       Sales and marketing                                                           41,160              29,301              12,667
       General and administrative                                                     6,840               5,342               3,702
       In-process research and development                                            6,579              16,960               4,894
                                                                                  ---------           ---------           ---------

             Total operating expenses                                                70,716              63,255              28,842
                                                                                  ---------           ---------           ---------

             Operating income (loss)                                                 14,360              (6,674)            (15,357)

Interest income, net                                                                  4,742               3,139               2,867
                                                                                  ---------           ---------           ---------

             Income (loss) before income taxes                                       19,102              (3,535)            (12,490)

Income tax expense                                                                     (666)             (2,685)             (2,445)
                                                                                  ---------           ---------           ---------

       Net income (loss)                                                          $  18,436           $  (6,220)          $ (14,935)
                                                                                  =========           =========           =========

Net income (loss) per share:
       Basic                                                                      $    0.86           $   (0.35)          $   (1.01)
                                                                                  =========           =========           =========
       Diluted                                                                    $    0.79           $   (0.35)          $   (1.01)
                                                                                  =========           =========           =========

Shares used to compute net income (loss) per share:
       Basic                                                                         21,390              17,814              14,804
                                                                                  =========           =========           =========
       Diluted                                                                       23,483              17,814              14,804
                                                                                  =========           =========           =========

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


-----------------------------------------------------------------------------------------------------------------------------------

(In thousands, except per share data)                                                            Year ended June 30,
                                                                                   ------------------------------------------------
                                                                                     1999                1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $ 18,436            $ (6,220)           $(14,935)

Foreign currency translation adjustment, net of tax(1)                               (2,315)               (115)               --
                                                                                   --------            --------            --------

Comprehensive income (loss)                                                        $ 16,121            $ (6,335)           $(14,935)
                                                                                   ========            ========            ========

-----------------------------------------------------------------------------------------------------------------------------------

(1) The tax effect of the components of other comprehensive loss is not significant.

See accompanying notes to consolidated financial statements.


PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------

(In thousands)                                                                                     Year ended June 30,
                                                                                        -------------------------------------------
                                                                                          1999              1998             1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                                  $  18,436        $  (6,220)       $ (14,935)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        In-process research and development                                                 6,579           16,960            4,894
        Depreciation and amortization                                                       4,773            2,679            1,599
        Deferred taxes                                                                    (10,070)            (583)           3,245
        Tax benefit from exercise of common stock options                                   6,992            1,987             --
        Loss on disposal of property and equipment                                           --               --                448
        Changes in operating assets and liabilities:
            Accounts receivable                                                           (17,771)          (7,472)          (3,120)
            Inventories                                                                    (8,281)          (4,696)           4,649
            Accounts payable                                                                  900            4,052            2,460
            Accrued expenses                                                               (1,431)           2,767              618
            Accrued income taxes                                                            1,313              746           (1,130)
            Other                                                                          (1,655)            (472)            (314)
                                                                                        ---------        ---------        ---------

               Net cash provided by (used in) operating activities                           (215)           9,748           (1,586)
                                                                                        ---------        ---------        ---------


Cash flows from investing activities:
     Cash acquired (paid) for acquisitions                                                    433          (15,150)          (5,270)
     Purchases of property and equipment                                                   (7,681)          (2,469)          (3,880)
     Purchases of marketable securities                                                  (128,831)         (53,804)         (14,644)
     Proceeds from maturity of marketable securities                                      132,335           25,000           32,908
                                                                                        ---------        ---------        ---------

               Net cash provided by (used in) investing activities                         (3,744)         (46,423)           9,114
                                                                                        ---------        ---------        ---------

Cash flows from financing activities:

     Proceeds from issuance of common stock                                                 8,831           51,677            1,041
     Purchase of common stock                                                                --               --             (3,627)
     Repayment of long-term obligations                                                    (2,319)            (312)            --
                                                                                        ---------        ---------        ---------

               Net cash provided by (used in) financing activities                          6,512           51,365           (2,586)
                                                                                        ---------        ---------        ---------

Effects of exchange rate changes on cash                                                   (1,377)            --               --

Net increase in cash and cash equivalents                                                   1,176           14,690            4,942
Cash and cash equivalents at beginning of year                                             47,478           32,788           27,846
                                                                                        ---------        ---------        ---------

Cash and cash equivalents at end of year                                                $  48,654        $  47,478        $  32,788
                                                                                        =========        =========        =========

Cash paid during the year:
     Interest                                                                           $       5        $       2        $      11
                                                                                        =========        =========        =========

     Income taxes                                                                       $   1,062        $   1,839        $     442
                                                                                        =========        =========        =========

Non-cash financing and investing activities:

     Common stock issued for acquisition of certain net assets$                            12,089        $   4,352        $    --
                                                                                        =========        =========        =========

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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumulated       Total
                                                         Common stock                         Retained       other         share-
                                                    -----------------------     Deferred      earnings      compre-       holders'
(In thousands)                                       Shares        Amount     compensation    (deficit)   hensive loss     equity
------------------------------------------------------------------------------------------------------------------------------------
Balances as of June 30, 1996                           14,936     $  77,902     $     (34)    $   2,330     $    --       $  80,198

Issuance of common stock
    related to stock plans                                304         1,041          --            --            --           1,041
Repurchase of common stock                               (634)       (3,627)         --            --            --          (3,627)
Amortization of deferred
    compensation                                         --            --              34          --            --              34
Net loss                                                 --            --            --         (14,935)         --         (14,935)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Balances as of June 30, 1997                           14,606     $  75,316     $    --       $ (12,605)    $    --       $  62,711

Issuance of common stock in
    secondary public offering, net
    of issuance costs of $3,078                         4,000        46,922          --            --            --          46,922
Issuance of common stock
    related to stock plans                              1,132         4,755          --            --            --           4,755
Issuance of common stock
    related to miro acquisition                           408         4,352          --            --            --           4,352
Tax benefit from common
    stock option exercise                                --           1,987          --            --            --           1,987
Net loss                                                 --            --            --          (6,220)         --          (6,220)
Foreign currency translation adjustment                  --            --            --            --            (115)         (115)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Balances as of June 30, 1998                           20,146     $ 133,332     $    --       $ (18,825)    $    (115)    $ 114,392

Issuance of common stock
    related to miro acquisition                           615         7,834          --            --            --           7,834
Issuance of common stock
    related to stock plans                              1,177         8,831          --            --            --           8,831
Issuance of common stock
    related to Truevision acquisition                     825        12,089          --            --            --          12,089
Tax benefit from common
    stock option exercise                                --           6,992          --            --            --           6,992
Net income                                               --            --            --          18,436          --          18,436
Foreign currency translation adjustment                  --            --            --            --          (2,315)       (2,315)
                                                    =========     =========     =========     =========     =========     =========
Balances as of June 30, 1999                           22,763     $ 169,078     $    --       $    (389)    $  (2,430)    $ 166,259
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 Summary of the Company and Significant Accounting Policies

Organization and Operations Pinnacle Systems, Inc. designs, manufactures, markets and supports computer-based video post-production products to serve the broadcast, desktop and consumer markets. The Company's products allow users to create and distribute digital video content, by using real time video processing and editing technologies to perform a variety of video post-production and on-air functions such as the addition of special effects, graphics and titles to multiple streams of live or recorded video material. To address the broadcast market, the Company offers high performance, specialized Windows NT-based solutions for high-end, post-production and broadcast on-air applications. For the desktop market, the Company provides real time video manipulation and editing tools to support non-linear, computer-based, editing environments. To address the consumer market, the Company offers economical, easy to use video editing solutions that allow consumers to edit their home videos using a personal computer, camcorder and VCR. Used in conjunction with standard computer platforms, these technologies provide high quality, cost effective, computer-based video processing solutions for the post-production and on-air markets.

Basis of Presentation The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Company's first three fiscal quarters end on the last Friday in September, December and March, respectively. For financial statement presentation, the Company has indicated its fiscal quarters as ending on the last day of the month.

Stock Split On April 15, 1999, the Company announced a two-for-one stock split of the Company's common shares. This was paid in the form of a 100% stock distribution on June 4, 1999 to stockholders of record on May 14, 1999. Accordingly, all share and per share data for prior periods presented have been restated to reflect the stock split.

Use of Estimates The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies The Company considers the functional currency of its foreign subsidiaries to be the local currency. These functional currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income (losses) which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

Revenue Recognition The Company recognizes revenue upon shipment of its products. The Company estimates allowances for sales returns and bad debt based on analysis and historical experience. The Company offers discounts on purchases of certain products or on purchasing volume. These are accounted for as offsets to revenue upon shipment. When telephone support is provided at no additional charge during the product's initial warranty period, and no other product enhancements or upgrades are provided, the revenue allocated to the telephone support is recognized at time of product shipment, and the costs of providing the support are accrued.

Financial Instruments The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in various currencies but primarily in U.S. Dollars and Deutsche Marks. Marketable securities are instruments that mature within three to eighteen months and consist principally of U.S. Treasury bills, government agency notes and high-grade commerical paper. These investments are typically short-term in nature and therefore bear minimal interest rate risk.

All investments are classified as held-to-maturity and are carried at amortized cost as the Company has both the positive intent and the ability to hold to maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income." Due to the relatively short term until maturity, the fair value of marketable securities is substantially equal to their carrying value as of June 30, 1999. Such investments mature through June 2000.

Inventories Inventories are stated at the lower of cost (first-in, first-out) or market. Raw materials inventory represents purchased materials, components and assemblies, including fully assembled circuit boards purchased from outside vendors.

Property and Equipment Purchased property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets it considers to be impaired.

Acquisition-related Intangible Assets Acquisition-related intangible assets result from the Company's acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from three to nine years.

Income Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Share In accordance with SFAS No. 128, "Earnings per Share" basic EPS is computed using the weighted-average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive common share equivalents from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):

                                                           YEAR ENDED JUNE 30,
                                                        ------------------------
                                                         1999     1998     1997
                                                        ------   ------   ------
Basic EPS - weighted average shares of common
      stock outstanding                                 21,390   17,814   14,804
Effect of dilutive common equivalent shares - stock
      options outstanding                                2,093     --       --
                                                        ------   ------   ------

Diluted EPS - weighted average shares and common
      equivalent shares outstanding                     23,483   17,814   14,804
                                                        ======   ======   ======


The Company excludes potentially dilutive securities from its diluted net income
(loss) per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses because their effect would be anti-dilutive. For the fiscal year ended June 30, 1999, the Company excluded 11,000 employee stock options from the earnings per share computation as their exercise prices exceeded the average fair value of the Company's common stock during the year and, accordingly, their inclusion would have been anti-dilutive. For the fiscal years ended June 30, 1998 and 1997, the Company excluded 2,024,000 and 1,134,000 employee stock options respectively from the earnings per share computation as their inclusion would have been anti-dilutive due to the Company's reported net loss.

Comprehensive Income (Loss) In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income (loss) and its components. The Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

Recent Pronouncements The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS 133 in fiscal 2001. The Company has not determined the impact that SFAS No. 133 will have on its results of operations.

Stock-Based Compensation The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.

Concentration of Credit Risk The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and original equipment manufacturers ("OEMs"). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to any one business group or geographic area. One customer accounts for 10.5% of the Company's total revenues. The Company maintains cash and cash equivalents, short- and long-term investments with various financial institutions. Company policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.


Note 2 Financial Instruments

Marketable Securities The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At June 30, 1999, investments were placed with a variety of different financial institutions or other issuers, and no individual security, financial institution or obligation from a direct issuer exceeded ten percent of total investments. All investments at June 30, 1999 and 1998 are classified as held-to-maturity. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investment with a maturity of more than one year have a minimum rating of AA/Aa2. The Company's investment portfolio generally matures within one year or less. Long-term marketable securities have maturity dates through March 2001. Cash, cash equivalents and short-term and long-term investments consist of the following:


                                                          Gross
(In thousands)                            Amortized     Unrealized
                                             Cost       Gain (Loss)   Fair Value
                                           --------     -----------   ----------
1999
Cash and cash equivalents
      Cash                                 $ 32,604      $   --         $ 32,604
      Commercial paper                       16,050             1         16,051
                                           --------      --------       --------
                                           $ 48,654      $      1       $ 48,655
                                           ========      ========       ========
Short-term investments
      Corporate bonds                      $ 10,253      $   --         $ 10,253
      Commercial paper                       14,526          --           14,526
        Governmental agencies                 6,279            (7)         6,272
                                           --------      --------       --------
Total short-term investments               $ 31,058      $     (7)      $ 31,051
                                           ========      ========       ========

Long-term investments
        Governmental agencies                 9,266           (50)         9,216
                                           --------      --------       --------
Total long-term investments                $  9,266      $    (50)      $  9,216
                                           ========      ========       ========

1998
Cash and cash equivalents
      Cash                                 $ 28,606      $   --         $ 28,606
      Commercial paper                       18,872          --           18,872
                                           --------      --------       --------
                                           $ 47,478      $   --         $ 47,478
                                           ========      ========       ========
Short-term investments
      U.S. treasury notes                  $ 12,046      $    (24)      $ 12,022
      Commercial paper                       27,261          --           27,261
                                           --------      --------       --------
Total short-term investments               $ 39,307      $    (24)      $ 39,283
                                           ========      ========       ========

Long-term investments
      Corporate bonds                      $  1,032      $   --         $  1,032
      Governmental agencies                   3,489          --            3,489
                                           --------      --------       --------
Total long-term investments                $  4,521      $   --         $  4,521
                                           ========      ========       ========

--------------------------------------------------------------------------------

Note 3 Balance Sheet Components

--------------------------------------------------------------------------------
                                                              June 30,
In thousands                                            1999             1998
                                                      --------         --------

--------------------------------------------------------------------------------
Inventories, net:
Raw materials                                         $ 12,018         $  6,418
Work in process                                          4,186            2,946
Finished goods                                           6,017            2,596
                                                      --------         --------
                                                      $ 22,221         $ 11,960
                                                      ========         ========

Property and Equipment:
Machinery and equipment                               $  7,685         $  6,249
Office furniture and fixtures                            6,879            2,941
Internal use software                                      951                0
Construction in progress                                 1,498                0
                                                      --------         --------
                                                      $ 17,013         $  9,190
Accumulated depreciation                                (6,204)          (3,779)
                                                      --------         --------
                                                      $ 10,809         $  5,411
                                                      ========         ========

Accrued expenses:
Payroll and commission related                        $  3,067         $  1,782
Taxes Payable                                            3,680            1,517
Warranty reserve                                         1,379            1,086
Other                                                    9,340            5,854
                                                      --------         --------
                                                      $ 17,466         $ 10,239
                                                      ========         ========


Note 4 Development of Software for Internal Use

         Beginning in January 1999, the Company commenced development and implementation of a worldwide information system based on enterprise software. The project is expected to be completed in the quarter ending March 31, 2000. In January 1999, the Company reached the application development stage of the software implementation and began capitalizing costs associated with the project. As of June 30, 1999, the Company had capitalized approximately $1.0 million.


Note 5 Acquisitions

         (a) Hewlett-Packard

         On June 30, 1999, the Company announced that it had signed a definitive agreement to purchase certain assets of the Video Communications Division of the Hewlett-Packard Company ("HP"). Under the terms of the agreement, Pinnacle Systems would acquire substantially all of the assets of HP's Video Communications Division, including key technologies and intellectual property, the Media Stream family of products and selected additional assets, as well as most managers and employees. On August 2, 1999, the Company completed the purchase. Pursuant to the terms of the Agreement, the Company paid HP approximately $12.6 million in cash and issued 773,172 shares of Pinnacle's common stock valued at approximately $19.5 million. Pursuant to a stock restriction and registration rights agreement entered into by the parties, Pinnacle filed with the Securities and Exchange Commission a registration statement on Form S-3 with respect to one-half of the Pinnacle Shares issued to HP. HP has agreed to certain restrictions with respect to the disposition of the remainder of such shares.

         The Company will account for the HP acquisition as a purchase. Accordingly, the results of operations and the fair market value of the acquired assets and assumed liabilities will be included in the financial statements of the Company as of August 2, 1999. The Company estimates that it will assume liabilities of approximately $3.0 million and expects to incur approximately $0.5 million in expenses associated with executing the transaction. The Company is currently in the process of valuing amounts to be allocated to indentifiable intangible assets and acquired in-process research and development. These valuations are being performed by an independent appraiser using established valuation techniques. Charges for in-process research and development and amortization of intangibles and goodwill will be included in the Company's statement of operations for the quarter ending September 30, 1999. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair value of the net assets acquired on the date of purchase.

         (b) Truevision

         On March 12, 1999, the Company acquired all the outstanding common stock of Truevision, Inc., a supplier of digital video products ("Truevision"). In connection with the acquisition, Pinnacle issued 824,206 shares of common stock valued at $11.5 million. In addition, Pinnacle issued to Truevision employees and Directors 139,678 options, valued at $0.7 million, to purchase common stock at an exercise price of $11.98. The Company also assumed 53,836 warrants valued at $0.1 million. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $12.8 million and assumed liabilities totaling $13.0 million.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Truevision and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company since March 12, 1999. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of net assets on the date of purchase. As of June 30, 1999, the Company has recorded $3.8 million in tangible assets, $6.2 million in in-process research and development, $2.7 million in other identifiable intangibles including patents, trademarks and assembled workforce, assumed $13.0 million in liabilities and allocated $13.2 million to goodwill.

         The amounts allocated to identifiable intangible assets and acquired in-process research and development, were based on results of an independent appraisal using established valuation techniques.

         The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technological feasibility was achieved when a product is at beta stage. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a discount rate of 35% and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. Based on this analysis and computation, $6.2 million was charged to operations at the date of acquisition.

         The following unaudited pro forma financial information presents the combined results of operations of Pinnacle and Truevision as if the acquisition occurred as of the beginning of the periods presented. The unaudited pro forma financial information is not necessarily indicative of the combined results of operations of future periods or the results that actually would have occurred had Pinnacle and Truevision been a combined company during the specified periods. The pro forma results include the effects of the amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology.

(in thousands, except per share amounts)

-------------------------------------------------------------------
                                              Year Ended June 30,
                                             1999          1998
                                           ---------    ---------
Net revenue                                $ 174,144    $ 141,554
Net income (loss)                             13,249       (5,855)
Net income (loss) per common share
  -- basic                                 $    0.60    $   (0.63)
Net income (loss) per common share
  -- diluted                               $    0.55    $   (0.63)
Weighted average common share
  outstanding -- basic                        21,966       18,634
Weighted average common share
  outstanding -- diluted                      24,064       18,634

-------------------------------------------------------------------


         (c) Shoreline

In March 1999, the Company acquired Shoreline Studios, Inc., a provider of real-time 3D graphics software for use in live broadcasts. The cash price was $0.8 million including related goodwill of $0.4 million. The transaction was accounted for by the purchase method of accounting. The results of operations of Shoreline, Inc.
did not have a material effect on the Company's results of operations.

         (d) Miro

In August 1997, the Company acquired the Digital Video Products Group from miro Computer Products AG. In the acquisition, the Company acquired the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 407,130 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs for the year ended June 30, 1998.

To determine the value of the software in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes in future target markets. As a result of this analysis, the Company recorded an expense of $17.0 million for in process research and development on the August 1997 acquisition date.

The terms of the acquisition also included an earnout provision in which miro Computer Products AG would receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition. In September 1998, pursuant to this earnout provision, the Company issued an aggregate of 615,068 shares of its common stock to miro Computer Products AG and recorded additional goodwill of $7.8 million to be amortized into income over nine years using the straight-line method.


Note 6 Commitments and Contingencies

Lease Obligations

As of June 30, 1999, the Company leased facilities and vehicles under noncancelable operating leases. Future minimum lease payments are as follows (in thousands):

     Year Ending June 30,

                               2000                   $ 2,676
                               2001                     2,376
                               2002                     2,026
                               2003                     1,575
                               2004                       521
                               Thereafter                 211
                                                      -------
                               Total                  $ 9,385
                                                      =======


Rent expense for the years ended June 30, 1999, 1998 and 1997, was $1.8 million, $1.1 million and $0.8 million respectively.

Legal Actions

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.


Note 7 Shareholders' Equity

Shareholder  Rights Plan In December  1996,  the Company  adopted a  Shareholder
Rights Plan pursuant to which one Right was distributed for each outstanding share of common stock. Each Right entitles stockholders to buy one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $65.00 upon certain events.

The Rights become exercisable if a person acquires 15% or more of the Company's common stock or announces a tender offer that would result in such person owning 15% or more of the Company's common stock. If the Rights become exercisable, the holder of each Right (other than the person whose acquisition triggered the exercisability of the Rights) will be entitled to purchase, at the Right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice the exercise price. In addition, if the Company were to be acquired in a merger or business combination after the Rights became exercisable, each Right will entitle its holder to purchase, at the Right's then-current exercise price, common stock of the acquiring company having a market value of twice the exercise price. The Rights are redeemable by the Company at a price of $0.001 per Right at any time within ten days after a person has acquired 15% or more of the Company's common stock.


Note 8 Employee Benefit Plans

Stock Option Plans The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the grant of both incentive and nonstatutory stock options to employees, directors and consultants of the Company. Pursuant to the terms of the 1987 Plan, after April 1997 no further shares are available for future grants.

In September 1994, the shareholders approved the 1994 Directors' Option Plan (the "Director Plan"), reserving 200,000 shares of common stock for issuance. The Plan provides for the granting of nonstatutory stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board, each non-employee director automatically receives an option to purchase 10,000 shares of the Company's common stock vesting over four years. Following each annual shareholders' meeting, each non-employee director receives an option to purchase 2,500 shares of the Company's common stock vesting over a twelve month period. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a ten-year term. There were 117,500 and 140,000 shares available for grants under the Director Plan at June 30, 1999 and 1998, respectively.

In October 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for grants of both incentive and nonstatutory common stock options to employees, directors and consultants to purchase common stock at a price equal to the fair market value of such shares on the grant dates. Options pursuant to the 1996 Plan are generally granted for a ten-year term and generally vest over a four-year period. At June 30, 1999, there were 503,000 shares available for grant under the 1996 Plan. Subject to shareholder approval at the 1999 annual meeting of shareholders, the Board of Directors increased the number of shares available for grant by 800,000 shares.

In November 1996, the Board of Directors approved the 1996 Supplemental Stock Option Plan (the "1996 Supplemental Plan). The 1996 Supplemental Plan provides for grants of non-statutory common stock options to employees and consultants other than officers and directors at a price determined by the Board of Directors. Options pursuant to the 1996 Supplemental Plan are generally granted for a ten-year term and generally vest over a four-year period. At June 30, 1999, there were no shares available for grant under the 1996 Supplemental Plan. In July 1999, the Board of Directors approved an increase in the number of shares available for exercise by 1,500,000. This increase will be used primarily for grants to the employees hired pursuant to the acquisition of certain of the assets of the Video Communications Division of Hewlett-Packard Company.

In addition to the above mentioned plans, an officer of the Company holds 197,586 options at an exercise price of $1.13, all of which are outside of the Plan and were exercisable as of June 30, 1999. Also, pursuant to the acquisition of Truevision, a former officer of Truvision holds 22,536 warrants to purchase the Company's common stock at $11.98 per share.

Stock option activity under these employee and director option plans was as follows:

                                                                        Weighted
                                                                        Average
                                             Available     Options      Exercise
(shares in thousands)                        For Grant   Outstanding     Price
--------------------------------------------------------------------------------

Balance at June 30, 1996                         400        2,516       $  5.25
Additional shares reserved                     1,440         --             --
Exercised                                       --           (162)      $  2.36
Granted                                       (1,416)       1,416       $  5.61
Canceled                                         454         (496)      $  7.71
--------------------------------------------------------------------------------
Balance at June 30, 1997                         878        3,274       $  5.18
Additional shares reserved                     1,730         --             --
Exercised                                       --           (906)      $  3.88
Granted                                       (2,358)       2,358       $ 11.39
Canceled                                         436         (532)      $  9.09
--------------------------------------------------------------------------------
Balance at June 30, 1998                         686        4,194       $  8.44
Additional shares reserved                     1,600         --             --
Exercised                                       --           (953)      $  7.28
Granted                                       (1,948)       1,948       $ 14.98
Assumed from Truevision acquisition             --            140       $ 11.98
Canceled                                         284         (326)      $ 11.33
--------------------------------------------------------------------------------
Balance at June 30, 1999                         622        5,003       $ 11.13


Assumptions used with the Black-Scholes Option-Pricing Model were as follows: for fiscal 1999, a stock price volatility of 57.0%, no expected dividends, an average risk-free interest rate of 4.93% and an average expected option term of
3.4 years; for fiscal 1998, a stock price volatility of 55.5%, no expected dividends, an average risk-free interest rate of 5.80% and an average expected option term of 4.4 years; and for fiscal 1997, a stock price volatility of 55.5%, no expected dividends, an average risk-free interest rate of 6.01% and an average expected option term of 4.5 years. The weighted average fair value of options granted for the fiscal years ended June 30, 1999, 1998 and 1997 was $6.64, $5.76 and $2.88 respectively.

The following table summarizes stock options outstanding and exercisable at June
30, 1999.

                                              Outstanding                                   Exercisable
                          ---------------------------------------------------------------------------------
                                                Weighted       Weighted                             Weighted
                                                 Average        Average                              Average
Exercise                      Shares            Remaining      Exercise                Shares       Exercise
Price Range               (In thousands)      Life in years      Price             (In thousands)     Price
-----------               --------------      -------------      -----             --------------     -----
$ 0.43 to  8.00                1,313               6.4          $ 5.14                   823          $ 4.73
$ 8.50 to 10.31                1,308               8.5          $10.00                   334          $ 9.71
$11.00 to 15.13                1,252               8.6          $12.81                   356          $12.32
$15.88 to 34.45                1,130               9.6          $17.53                    49          $16.51
------------------------------------------------------------------------------------------------------------
Total                          5,003               8.2          $11.13                 1,562          $ 7.90


Had compensation expense for the Company's stock based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands except per share data):


                                              Year ended June 30,
                                 ---------------------------------------------
                                   1999              1998              1997
                                 --------          ---------         ---------
Net Income (loss);
         As reported             $ 18,436          $  (6,220)        $ (14,935)
         Pro forma               $ 10,922          $ (12,100)        $ (17,245)
Earnings per share:
    Basic--As reported           $    .86          $   (0.35)        $   (1.01)
         --Pro forma             $    .51          $   (0.68)        $   (1.17)
    Diluted--As reported         $    .79          $   (0.35)        $   (1.01)
           --Pro forma           $    .47          $   (0.68)        $   (1.17)


Stock Purchase Plan The Company has a 1994 Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire common stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. In October 1998, the shareholders increased the number of shares authorized to be issued under the plan to 1,300,000 shares, of which 623,550 were available for issuance at June 30, 1999. The shareholders also approved annual increases to the plan of the lesser of 600,000 shares or 2% of the Company's outstanding shares of common stock. Employees purchased 224,000, 226,000 and 154,000 shares for the years ended June 30, 1999, 1998 and 1997, respectively. The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases in each of the following fiscal years ended June 30,:


                                              1999          1998          1997
                                              ----          ----          ----
Risk-free interest rate                        4.8%          5.5%          5.9%
Expected life (in years)                       0.5           0.5           0.5
Expected volatility                           57.0%         55.5%         55.5%

Retirement Plan The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Participants may elect to contribute up to 15% of their eligible earnings to this plan (up to the statutory maximum amount). The Company can make discretionary contributions to the plan determined solely by the Board of Directors. The Company has not made any such contributions to the plan to date.


Note 9 Income Taxes

A summary of the components of income tax expense follow (in thousands):

                                                        Year ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Current:
     Federal                                   $  2,260    $  1,511    $   (841)
     State                                            2         120           5
     Foreign                                      1,482         771          36
     Less: benefit of net operating losses         --        (1,121)       --
                                               --------    --------    --------
         Total current                            3,744       1,281        (800)
Deferred:
     Federal                                     (8,427)       (583)      2,467
     State                                       (2,031)       --          --
     Foreign                                        388        --           778
                                               --------    --------    --------
         Total deferred                         (10,070)       (583)      3,245

Charge in lieu of taxes attributed to
         employer stock option plans              6,992       1,987        --
                                               --------    --------    --------
         Total tax expense                     $    666    $  2,685    $  2,445
                                               ========    ========    ========

--------------------------------------------------------------------------------

Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 35% for the year ended
June 30,  1999 and 34% for the  years  ended  June 30,  1998 and 1997 to  profit
(loss) before taxes) as follows (in thousands):

                                                                        Year ended June 30,
                                                             ---------------------------------------------
                                                              1999                1998               1997
                                                             -------            -------            -------
Income tax expense (benefit) at federal statutory rate       $ 6,685            $(1,202)           $(4,246)
State income taxes, net of federal income tax benefits           505                228                  5
Unutilized net operating loss                                   --                 --                3,305
Foreign tax rate differentials                                   288                182               --
Research tax credit                                             (333)              (430)              --
Change in beginning of the year valuation allowance           (6,400)             3,714              3,245
Other, net                                                       (79)               193                136
                                                             -------            -------            -------
                                                             $   666            $ 2,685            $ 2,445
                                                             =======            =======            =======

------------------------------------------------------------------------------------------------------------------------------------

The tax effects of temporary  differences that give rise to significant portions of deferred tax assets and deferred tax  liabilities  as of June 30, 1999,  1998 and 1997, are as follows (in thousands):


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      June 30,
                                                                                   ------------------------------------------------
                                                                                     1999                1998                1997
                                                                                   --------            --------            --------
Deferred tax assets:
     Accrued expense and reserves                                                  $  2,973            $  3,873            $  3,965
     Acquired intangibles                                                            12,787               9,614               3,410
     Net operating loss carry forwards                                                 --                  --                 1,121
     Tax credit carry forwards                                                        1,346               1,861               1,225
     Other                                                                              132                  60                  53
                                                                                   --------            --------            --------
         Total gross deferred tax assets                                             17,238              15,408               9,774
         Less: valuation allowance                                                   (6,197)            (14,385)             (9,243)
                                                                                   --------            --------            --------
              Net deferred tax assets                                                11,041               1,023                 531
                                                                                   --------            --------            --------
Deferred tax liabilities:
         Accumulated domestic international
            sales corporation income                                                   (388)               (440)               (503)
         Fixed assets and other assets                                                 --                  --                   (28)
                                                                                   --------            --------            --------
              Total gross deferred tax liabilities                                     (388)               (440)               (531)
                                                                                   --------            --------            --------
              Net deferred tax assets                                              $ 10,653            $    583            $   --
                                                                                   ========            ========            ========

------------------------------------------------------------------------------------------------------------------------------------


The Company has provided a valuation allowance for a portion of its deferred tax assets as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. Total valuation allowance was $6.2 million, $14.4 million, and $9.2 million as of June 30, 1999, June 30, 1998, and June 30, 1997, respectively. During fiscal year 1999, the valuation allowance decreased by $8.2 million. Approximately $6.9 million was credited to additional paid-in capital for tax benefits related to disqualifying dispositions of stock options.

As of June 30, 1999, the Company has federal research and experimentation carryforwards of $0.7 million which expire between 2012 and 2014, and state research and experimentation credit carryforwards of $.06 million which have no expiration provision.

As of June 30, 1999, the cumulative amount of unremitted earnings of non-U.S subsidiaries on which the Company had not provided U.S taxes approximated $4.5 million. The additional taxes that could arise if those earnings were to be remitted to the U.S would not be material. It is management's intent that these earnings remain indefinitely invested.


Note 10 Segment Information

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information" (SFAS No. 131), which is effective for periods beginning after December 15, 1997. SFAS No. 131 requires that public business enterprises report certain information about operating segments in annual and interim financial statements filed with the SEC and issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's organizational structure is based on three strategic business groups that sell various products into the principle markets which the Company's products are sold. These business units equate to three reportable segments:
Broadcast, Desktop or Professional, and Consumer . The Company's chief operating decision maker ("CODM") reviews financial information presented on a consolidated basis, accompanied by disaggregated information by business group for purposes of making operating decisions and assessing financial performance.

The CODM evaluates the performance of the business groups based on revenues and operating income before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges including in process research and development. Common costs not directly attributable to a particular business group are allocated among segments based on management's best estimates, including an allocation of depreciation expense without a corresponding allocation of the related assets. Although the Company does include depreciation expense in its segmented information, amounts allocated to each business group are insignificant. The Company is not capital intensive as a significant portion of its property and equipment is composed of leasehold improvements and aggregate depreciation is approximately 2% of sales. The Company does not present assets of the business groups as part of the assessment of performance. Therefore such information is not being disclosed.

For the fiscal year ended June 30, 1997 and prior, the Company managed the business and evaluated its performance on a consolidated basis. The Company did not assess performance by business group and therefore did not produce such statements of operations. Therefore information of this kind has been omitted for the fiscal year ended June 30, 1997. The following is a summary of the Company's operations by operating segment for the fiscal periods ended June 30, 1999 and 1998 (in thousands):

                                                      1999               1998
                                                   ---------          ---------
Broadcast:
  Revenues                                         $  26,917          $  25,521
  Gross profit                                        15,483             15,309
  Operating income (loss)                          $  (2,398)         $     508

Desktop:
  Revenues                                         $  89,798          $  60,335
  Gross profit                                        53,430             35,403
  Operating income                                 $  20,352          $  17,355

Consumer:
  Revenues                                         $  42,383          $  19,440
  Gross profit                                        15,803              5,869
  Operating income (loss)                          $   1,985          $  (7,577)

Consolidated:
  Revenues                                         $ 159,098          $ 105,296
  Gross profit                                        85,076             56,581
  Operating income                                 $  20,939          $  10,286

The following table reconciles revenues and operating income (loss) to total consolidated amounts for the years ended June 30, 1999 and 1998 (in thousands):


                                                           1999          1998
                                                         --------      --------
Total operating income for reportable segments           $ 20,939      $ 10,286
Unallocated amounts:
       In process research and development                 (6,579)      (16,960)
                                                         --------      --------
Consolidated operating income (loss)                     $ 14,360      $ (6,674)
                                                         ========      ========


The Company markets its products in North America and in foreign countries through its sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company's net sales. The following table presents a summary of revenue and long-lived assets by geographic region for years ended June 30 (in thousands):

                                              1999          1998          1997
                                            --------      --------      --------
Revenues
--------
North America (US and Canada)               $ 62,393      $ 44,621      $ 22,603
Germany                                       20,430         9,596           692
Spain, Great Britain, Italy                   19,103         8,585         1,007
France                                        12,501         6,753         2,368
Other foreign countries                       44,671        35,741        10,812
                                            --------      --------      --------
Total                                       $159,098      $105,296      $ 37,482
                                            ========      ========      ========


Long-lived assets
-----------------
North America (US and Canada)               $ 22,006      $ 13,071      $  9,539
Germany                                        9,715         3,834          --
Other foreign countries                        1,309           466           353
                                            --------      --------      --------
                                            $ 33,030      $ 17,371      $  9,892
                                            ========      ========      ========


Avid Technology, Inc. (Avid) accounted for approximately 6.8%, 10.7%, and 26.4% of the Company's net sales for the years ended June 30, 1999, 1998, and 1997 respectively. Sales to Avid are included in the Company's desktop business segment. Ingram Micro Inc. accounted for approximately 10.5% of the company's net sales for the years ended June 30, 1999 and 1998. Sales to Ingram are included in both the Company's desktop and consumer business segments.

In addition, Avid accounted for approximately 5.7%, 8.1% and 20.0% of net accounts receivable at June 30, 1999, 1998, and 1997, respectively. Ingram Micro Inc. accounted for 23.2% and 18.5 % of net account receivable at June 30, 1999 and 1998, respectively.


Note 11 Related Parties

The Company and Bell Microproducts Inc. ("Bell") are parties to an agreement ("the Agreement") under which value-added turnkey services are performed by Bell on behalf of the Company. Pursuant to the Agreement, Bell builds certain products in accordance with the Company's specifications. A director of the

Company is also a director of Bell. During the years ended June 30, 1999, 1998 and 1997, the Company purchased materials totaling $11.3 million, $4.0 million and $4.5 million respectively, from Bell pursuant to the Agreement.


Note 12 Supplemental Cash Flow Information

The following table reflects supplemental cash flow from investing activities related to the Truevision and Shoreline acquisitions.

Fair value of:                                Truevision   Shoreline     Total
--------------                                ----------   ---------     -----
Assets acquired and goodwill                   $ 24,981    $    754    $ 25,735
Liabilities assumed                             (13,062)       (250)    (13,312)
Common stock, stock options
  and warrants issued                           (12,856)       --       (12,856)
                                               --------    --------    --------
Cash paid                                          --           504         504
Cash acquired                                      (937)                   (937)
                                               --------    --------    --------

Net cash (received) paid on acquisitions       $   (937)   $    504    $   (433)
                                               ========    ========    ========

Note 13 Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 1999 and 1998 is as follows (in thousands except for per share data amounts):

                                                               1st Quarter         2nd Quarter        3rd Quarter        4th Quarter
------------------------------------------------------------------------------------------------------------------------------------
Fiscal 1999:
------------
Net sales                                                        $ 32,273            $ 39,172           $ 40,147            $ 47,506
Gross profit                                                       17,260              20,975             21,705              25,135
In process research and development                                  --                  --                6,579                --
Income (loss) from operations                                       3,863               5,176             (1,127)              6,447
Net income                                                          4,008               5,040                  8               9,378
Net income per share
     - basic                                                         0.20                0.24               0.00                0.42
     - diluted                                                       0.18                0.22               0.00                0.37
Shares used to compute
   net income per share
     - basic                                                       20,404              21,048             21,542              22,580
     - diluted                                                     22,226              23,002             23,854              25,327


Fiscal 1998:
------------
Net sales                                                        $ 16,514            $ 27,881           $ 29,332            $ 31,569
Gross profit                                                        8,778              14,764             15,701              17,338
In process research and development                                16,960                --                 --                  --
Income (loss) from operations                                     (16,746)              2,550              3,134               4,388
Net income (loss)                                                 (16,347)              2,453              3,328               4,346
Net income (loss) per share
     - basic                                                        (1.11)               0.15               0.17                0.22
     - diluted                                                      (1.11)               0.13               0.16                0.20
Shares used to compute
   net income (loss) per share
     - basic                                                       14,804              16,928             19,560              19,986
     - diluted                                                     14,804              18,646             21,620              22,246

Schedule II - Valuation and Qualifying Accounts (in thousands)


                                             Balance at       Balance at
                                            beginning of        end of
                                              period            period
                                           --------------   --------------
Year ended June 30, 1999
Allowance for bad debt                         1,469           1,899   (a)
Sales return allowances                        2,954           3,158   (b)
Inventory obsolescence                         3,112           5,719   (c)

Year ended June 30, 1998
Allowance for bad debt                           800           1,469
Sales return allowances                          954           2,954
Inventory obsolescence                         5,728           3,112

Year ended June 30, 1997
Allowance for bad debt                           495             800
Sales return allowances                          345             954
Inventory obsolescence                         1,800           5,728


(a) Ending amount includes an accrued balance of $0.3 million recorded upon the acquisition of Truevision, Inc.
(b) Ending amount includes an accrued balance of $0.9 million recorded upon the acquisition of Truevision, Inc.
(c) Ending amount includes an accrued balance of $2.3 million recorded upon the acquisition of Truevision, Inc.