Form 10-Q
period 1999-09-30
PINNACLE SYSTEMS INC
filed 1999-11-15
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

              California
     -------------------------------                   94-3003809
     (State or other jurisdiction of       -------------------------------------
     incorporation or organization)        (I.R.S.  Employer Identification No.)


        280 N.  Bernardo Ave.
          Mountain View, CA                                 94043
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (650) 237-1600
              ----------------------------------------------------
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

The number of shares of common stock outstanding as of November 8, 1999 was 23,874,552.

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated  Balance Sheets - September 30,
                     1999 and June 30, 1999                                    3

                  Condensed  Consolidated  Statements  of  Operations  -
                     Three Months Ended - September 30, 1999 and 1998          4

                  Condensed  Consolidated  Statements  of  Comprehensive
                     Income Three Months Ended - September  30, 1999 and
                     1998                                                      5

                  Condensed Consolidated Statements of Cash Flows -
                     Three Months Ended - September 30, 1999 and 1998          6

                  Notes to Condensed Consolidated Financial Statements         7

         ITEM 2 - Management's  Discussion  and  Analysis of  Financial
                     Condition and Results of Operations                      12

         ITEM 3 - Quantitative and Qualitative  Disclosures About Market
                     Risk                                                     22


PART II - OTHER INFORMATION

         ITEM 2 - Changes in Securities and Use of Proceeds                   24

         ITEM 6 - Exhibits and Reports on Form 8-K                            24

                  Signatures                                                  25

     See accompanying notes to condensed consolidated financial statements.

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)

                                                                               September 30,         June 30,
                                                                                   1999                1999
                                                                                 ---------           ---------
Assets

Current assets:
      Cash and cash equivalents                                                  $  39,266           $  48,654
      Marketable securities                                                         25,721              31,058
      Accounts receivable, net                                                      42,874              35,442
      Purchased receivables and other, net                                           3,440                   7
      Inventories                                                                   25,533              22,221
      Deferred income taxes                                                         10,653              10,653
      Prepaid expenses and other assets                                              2,151               2,500
                                                                                 ---------           ---------
                Total current assets                                               149,638             150,535

Marketable securities                                                                8,298               9,266
Property and equipment, net                                                         13,244              10,809
Goodwill and other intangibles                                                      54,378              25,503
Other assets                                                                           701                 356
                                                                                 ---------           ---------
                                                                                 $ 226,259           $ 196,469
                                                                                 =========           =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                           $  12,354           $  12,744
      Accrued expenses                                                              16,575              14,530
      Accrued income taxes                                                           2,799               2,936
                                                                                 ---------           ---------
                Total current liabilities                                           31,728              30,210
                                                                                 ---------           ---------

Commitments

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                 --                  --
      Common stock, no par value; authorized 60,000 shares;
          23,766 and 22,763 issued and outstanding as of
          September 30 and June 30, 1999, respectively                             193,443             169,078
      Retained earnings (accumulated deficit)                                        2,401                (389)
      Accumulated other comprehensive losses                                        (1,313)             (2,430)
                                                                                 ---------           ---------
                Total shareholders' equity                                         194,531             166,259
                                                                                 ---------           ---------
                                                                                 $ 226,259           $ 196,469
                                                                                 =========           =========

                     See accompanying notes to condensed consolidated financial statements.

                        PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)


                                                                Three Months Ended
                                                                   September 30,
                                                                 1999        1998
                                                               --------    --------
Net sales                                                      $ 50,447    $ 32,273
Cost of sales                                                    22,300      15,013
                                                               --------    --------
          Gross profit                                           28,147      17,260
                                                               --------    --------

Operating expenses:
       Engineering and product development                        5,969       3,301
       Sales and marketing                                       11,726       8,312
       General and administrative                                 2,711       1,509
       Amortization of acquisition related intangible assets      3,061         275
       In-process research and development                        2,000        --
                                                               --------    --------

 Total operating expenses                                        25,467      13,397
                                                               --------    --------

 Operating income                                                 2,680       3,863

Interest income and other, net                                      807       1,147
                                                               --------    --------

 Income before income taxes                                       3,487       5,010
Income tax expense                                                 (697)     (1,002)
                                                               --------    --------

Net income                                                     $  2,790    $  4,008
                                                               ========    ========

Net income per share
         Basic                                                 $   0.12    $   0.20
                                                               ========    ========
         Diluted                                               $   0.11    $   0.18
                                                               ========    ========

Shares used to compute net income per share
         Basic                                                   23,300      20,404
                                                               ========    ========
         Diluted                                                 26,492      22,226
                                                               ========    ========

        See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                              Three Months Ended
                                                                 September 30,
                                                              1999         1998
                                                             ------       ------

Net income                                                   $2,790       $4,008

Foreign currency translation adjustment                       1,117          846
                                                             ------       ------

Comprehensive income                                         $3,907       $4,854
                                                             ======       ======

     See accompanying notes to condensed consolidated financial statements.

                                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                                   Three Months Ended September 30,
                                                                                   --------------------------------
                                                                                       1999               1998
                                                                                     --------           --------
Cash flows from operating activities:
      Net income                                                                     $  2,790           $  4,008
      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           In-process research and development                                          2,000               --
           Depreciation and amortization                                                3,890              1,039
           Changes in operating assets and liabilities:
                Accounts receivable                                                    (6,572)            (2,401)
                Inventories                                                            (4,024)            (1,069)
                Accounts payable                                                         (377)             1,010
                Accrued expenses                                                       (1,560)               542
                Accrued income taxes                                                    1,105                983
                Other                                                                      34                (64)
                                                                                     --------           --------
                      Net cash provided (used) by operating activities                 (2,714)             4,048
                                                                                     --------           --------


Cash flows from investing activities:
      Purchases of property and equipment                                              (2,927)            (1,946)
      Cash paid for acquisitions                                                      (12,597)              --
      Net proceeds (payments) from maturity (purchase) of marketable securities         6,305            (19,742)
                                                                                     --------           --------
                      Net cash used in investing activities                            (9,219)           (21,688)
                                                                                     --------           --------

Cash flows from financing activities:
        Payments on note payable                                                          (82)               (75)
        Proceeds from issuance of common stock                                          2,193                622
                                                                                     --------           --------
                      Net cash used in financing activities                             2,111                547
                                                                                     --------           --------

Effects of exchange rate changes on cash                                                  434                544
                                                                                     --------           --------

Net decrease in cash and cash equivalents                                              (9,388)           (16,549)
Cash and cash equivalents at beginning of period                                       48,654             47,478
                                                                                     --------           --------

Cash and cash equivalents at end of period                                           $ 39,266           $ 30,929
                                                                                     ========           ========
Non-cash transactions:
        Common stock issued in business acquisitions                                 $ 20,632           $  7,834
                                                                                     ========           ========

                     See accompanying notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements

1.       General

         The accompanying condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries ("Pinnacle" or the "Company"). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and the income tax valuation allowance. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period's presentation.

         The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 1999. Results of operations for interim periods are not necessarily indicative of results for a full year.

Currency Translation

         The Company considers the functional currency of its foreign subsidiaries to be the local currency. These functional currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of foreign subsidiary financial statements are reported within accumulated other comprehensive losses which is reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations.

Comprehensive Income (Loss)

         The Company's comprehensive income (loss) includes net income and foreign currency translation adjustments.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board recently issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS 133 in its fiscal year ending June 30, 2001. The Company has not determined the impact that SFAS No. 133 will have on its results of operations.

2.       Acquisitions

         Hewlett-Packard

         On August 2, 1999, the Company completed the purchase of the Video Communications Division ("VID") of the Hewlett-Packard Company ("HP"). Under the terms of an asset purchase agreement dated June 30, 1999, Pinnacle Systems acquired substantially all of the assets of HP's Video Communications Division, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 773,172 shares of its common stock valued at $20.6 million. The Company incurred acquisition costs of approximately $0.4 million for a total purchase price of $33.6 million and assumed liabilities totaling $4.7 million. Pursuant to a stock restriction and registration rights agreement entered into by the parties, Pinnacle filed with the Securities and Exchange Commission a registration statement on Form S-3 with respect to one-half of the Pinnacle Shares issued to HP. HP has agreed to certain restrictions with respect to the disposition of the remainder of such shares.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of VID and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of August 2, 1999. As of August 2, 1999, the Company recorded $4.4 million in assets, $2.0 million in in-process research and development, $19.1 million in other identifiable intangibles including core/developed technology, customer base, trademarks and assembled workforce, assumed $4.7 million in liabilities and allocated $12.8 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from six months to five years.

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

         APB 16 requires the preparation of pro-form condensed statements of operations. Pro-forma statements are intended to represent historical financial statements as though a current event occurred at an earlier date. Separate, historical statements of operations of VID were never prepared by HP due to the de minimus nature of the VID business in proportion to HP as a whole. Thus, in order to derive such historical pro-forma information, Pinnacle would need to make assumptions based on its current and forward-looking estimates. Such estimates could bear little relation to historical reality and could be misleading. Therefore, disclosure of such pro-forma condensed statements of operations have been omitted.

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

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Truevision and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of March 12, 1999. Goodwill represents the amount by which the cost of acquired net assets exceeded the fair values of net assets on the date of purchase. As of June 30, 1999, the Company recorded $3.8 million in assets, $6.2 million in in-process research and development, $2.7 million in other identifiable intangibles including patents, trademarks and assembled workforce, assumed $13.0 million in liabilities and allocated $13.2 million to goodwill. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from three to seven years.

         The following table presents unaudited pro forma information as if Pinnacle and Truevision had been combined as of the beginning of the three month period ended September 30, 1998. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Pinnacle and Truevision been a combined company during said period. The pro forma results include the effects of the purchase price allocation from amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology.

Pro Forma Unaudited
(in thousands, except per share amounts)


                                                               Quarter Ended
                                                             September 30, 1998
                                                             -------------------
       Net revenue                                                $ 39,860
       Net income                                                    3,188
       Net income per common share - basic                        $   0.15
       Net income per common share - diluted                      $   0.14
       Weighted average common share outstanding - basic            21,222
       Weighted average common share outstanding - diluted          23,044


         Shoreline

         In March, 1999, the Company acquired Shoreline Studios, Inc., a provider of real-time 3D graphics software for use in live broadcasts. The cash price was $754,000 including related goodwill of $375,000. The transaction was accounted for by the purchase method of accounting. Pro forma comparative results of operations are not presented because they are not material to the Company's consolidated results.

         Analysis of In-Process Research and Development

         The portion of the Hewlett-Packard, Truevision and Shoreline purchase prices allocated to in-process research and development represent development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the products status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technologically feasibility was achieved when a product is at beta stage. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. Based on this analyses and computations, $2.0 million, $6.2 million and $0.4 million was charged to operations at the date of acquisition for the Hewlett-Packard, Truevision and Shoreline acquisitions, respectively.

3.        Supplemental Cash Flow Information

         The following table reflects supplemental cash flow from investing activities related to the Truevision and Shoreline acquisitions combined and the VID acquisition from Hewlett-Packard.

Fair value of (in thousands):               Truevision     Shoreline      Total           HP
----------------------------------------     --------      --------      --------      --------
Assets acquired and goodwill                 $ 24,981      $    754      $ 25,735      $ 38,294
Liabilities assumed and fees incurred         (13,062)         (250)      (13,312)       (5,065)
Common stock, stock options and
  warrants issued                             (12,856)         --         (12,856)      (20,632)
                                             --------      --------      --------      --------
Cash paid                                                       504           504        12,597
Cash acquired                                    (937)                       (937)
                                             --------      --------      --------      --------
Net cash (received) paid on acquisitions     $   (937)     $    504      $   (433)     $ 12,597
                                             ========      ========      ========      ========


4.        Per Share Information

The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:

                                                            Three Months Ended
                                                               September 30,
(In thousands)                                                1999       1998
                                                            ------     ------
Basic EPS - weighted average shares of common stock
      outstanding                                           23,300     20,404
Effect of dilutive common equivalent shares - stock
      options outstanding                                    3,192      1,822
                                                            ------     ------
Diluted EPS - weighted average shares and common
      equivalent shares outstanding                         26,492     22,226
                                                            ======     ======


5.       Customers and Credit Concentrations

         During the three months ended September 30, 1999, Avid Technology Inc. and Ingram Micro Inc. accounted for approximately 10.2% and 9.2% of net sales, respectively, compared to 8.8% and 13.0% for the comparable periods ending September 30, 1998. No other customer accounted for greater than 10% of sales.

         Ingram Micro Inc. accounted for approximately 20.8% and 23.2% of accounts receivable at September 30, 1999 and June 30, 1999, respectively.


6.       Inventories

A summary of inventories follows:
(in thousands)
                                            September 30,            June 30,
                                                 1999                  1999
                                               -------               -------
          Raw materials                        $11,164               $12,018
          Work in process                        5,230                 4,186
          Finished goods                         9,139                 6,017
                                               -------               -------

                                               $25,533               $22,221
                                               =======               =======

Raw  materials  inventory  represents   purchased   materials,   components  and
assemblies, including fully assembled circuit boards purchased from outside vendors.

7.       Development of Software for Internal Use

         Beginning in fiscal 1999, the Company commenced development and implementation of a worldwide information system based on SAP enterprise software. In January 1999 the Company reached the application development stage of the software implementation and began capitalizing costs associated with the SAP implementation project. As of September 30, 1999, the Company had capitalized approximately $1.9 million. The project is expected to be completed in the quarter ending March 31, 2000

8.       Segment Information

         The Company's organizational structure is based on three strategic business groups that sell various products into the principle markets which the Company's products are sold. These business groups equate to three reportable segments: Broadcast, Desktop, and Consumer. Management evaluates the performance of these business groups based on revenues, gross profit, and operating income before income taxes, interest income, interest expenses, other income, and the effects of nonrecurring charges including in process research and development. Amortization of goodwill and other intangibles related to the Company's acquisitions is included in these results.

         The following is a summary of the Company's operations by operating segment for the three-month periods ended September 30, 1999 and 1998 (in thousands):


                                                        September 30,
                                                        --------------
                                                   1999              1998
                                                 -------            ------
      Broadcast:
        Revenues                                 $17,009           $ 6,592
        Gross profit                              10,845             3,657
        Operating income (loss)                  $ 2,285           $  (310)

      Desktop:
        Revenues                                 $24,546           $19,256
        Gross profit                              13,656            11,403
        Operating income                         $ 2,915           $ 4,765

      Consumer:
        Revenues                                 $ 8,892           $ 6,425
        Gross profit                               3,646             2,200
        Operating income (loss)                  $  (520)           $ (592)

      Consolidated:
        Revenues                                 $50,447           $32,273
        Gross profit                              28,147            17,260
        Operating income                         $ 4,680           $ 3,863


The following table reconciles revenues and operating income (loss) to total consolidated amounts for the period ended September 30, 1999 and 1998 (in thousands):

                                                     1999         1998
                                                   -------      -------
Total operating income for reportable segments $ 4,680 $ 3,863 Unallocated amounts:
       In-process research and development          (2,000)        --
                                                   -------      -------
Consolidated operating income                      $ 2,680      $ 3,863
                                                   =======      =======

9.       Related Parties

         Bell Microproducts Inc. ("Bell") performs certain services and builds certain products for the Company. A director of the Company is also a director of Bell. During the three months ended September 30, 1999 and 1998, the Company purchased materials totaling $880,000 and $1,426,000, respectively, from Bell pursuant to the Agreement.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results".

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

         In 1997, the Company commenced shipment of DVExtreme and Lightning. In the same year, the Company also completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. Currently the Company sells three products in the Deko line, FXDeko, TypeDeko and WriteDeko, and has recently announced the release of six additional products including FXDekoHD, a high definition character and graphics generator. In June 1998, the Company commenced shipment of AlladinPRO; a high-performance Windows NT based digital video effects system designed for live and on-line applications. In September 1999, the Company commenced shipment of FXDeko; a high performance Windows NT-based product that combines the feature set of Deko with real time digital effect technology. In June 1999, the Company introduced Thunder, the Company's first multi-channel video and audio clip server and iThunder, a real time video server for Internet broadcasting. In August 1999, the Company completed the acquisition of certain of the assets of the Hewlett-Packard Company including the Media Stream server family. Media Stream compliments the Thunder family in providing a complete line of broadcast quality video server solutions. The broadcast market accounted for approximately 33.7% and 20.4% of net sales in the three-month periods ended September 30, 1999 and 1998, respectively.

Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression/decompression, editing, and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company's first desktop product was the Alladin, which commenced shipment in June 1994. The Company expanded its desktop product line with the introduction of Genie in June 1996. In August 1997, the Company acquired the miroVIDEO desktop product lines and during fiscal 1998 the Company introduced additional new desktop products. The Company has two general classes of desktop products: digital video effects products, which include the Alladin and Genie families, and video capture and editing products, which include the ReelTime, ReelTime Nitro, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300/200 families. In September 1998, the Company commenced shipment of ReelTime Nitro which combines the video capture and editing capabilities of ReelTime with the digital video effects capabilities of Genie. In March 1999, the Company completed its acquisition of Truevision, Inc. and added Truevision's TARGA branded products to its catalog. In April 1999, the Company began shipping DV200, its new low-cost DV-based video capture and editing solution. In June 1999, the Company began shipping DC1000, a new dual stream MPEG2 editing product and a companion DVD authoring option and in July began shipping the companion product DVD1000 which adds the capability to author fully featured DVD titles, one of the fastest growing delivery mediums for video. In October 1999, the Company announced DV500 a complete real-time, dual-stream, digital video production system based on the industry standard DV (IEEE 1394 or Firewire) format, providing customers with a native DV editing environment. The desktop market accounted for approximately 48.7% and 59.7% of net sales in the three-month periods ended September 30, 1999 and 1998, respectively.

Consumer Market

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer, camcorder and VCR. The Company entered the consumer video editing market by acquiring the VideoDirector product line from Gold Disk, Inc. in June 1996, and commenced shipment of its first internally developed consumer-editing product, the VideoDirector Studio 200, in March 1997. In June 1998 the Company commenced shipment of Studio 400, which expands the capabilities of and replaces VideoDirector Studio 200. In November 1998, the Company commenced shipment of Studio DC10 Plus. In March 1999, the Company commenced shipment of Studio MP10, the company's third product in the Studio line. As of June 30, 1999, the Company's consumer product line included Studio 400, Studio DC10, Studio MP10 and Studio PCTV. In September, the Company began shipping Studio DV. Studio DV enables consumers to edit and create high-quality digital videos right on their PCs; taking input directly from DV camcorders. In October 1999, the Company announced the USB version of its Studio PCTV. The new USB version is an external device that lets consumers watch TV, listen to FM radio and create their own videos on a PC.

         Consumer products are distributed direct to retail outlets and through retail distributors such as Ingram Micro. The Company also sells directly to end-users by accepting orders via the telephone and Internet. Price points of consumer products are lower than the Company's broadcast and desktop products and consumer products are marketed as computer peripheral products. The consumer market accounted for approximately 17.6% and 19.9% of net sales in the three-month periods ended September 30, 1999 and 1998, respectively.

Results of Operations

         Net Sales. The Company's net sales increased 56.3% to $50.4 million in the three-month period ended September 30, 1999 compared to $32.3 million in the same period last year.

      Quarter end September 30:                                   Increase
      Product Group                        1999        1998      (Decrease)
      ------------------------           -------     -------     ---------
      Broadcast                          $17,009     $ 6,592        158.0%
      Desktop                             24,546      19,256         27.5%
      Consumer                             8,892       6,425         38.4%
                                         -------     -------
                                         $50,447     $32,273         56.3%
                                         =======     =======

         In the three-month period ended September 30, 1999, sales increased in all three product groups compared to the same period last year. The increase in the Broadcast group related to both an increase in sales of non-server broadcast products and to the sale of Media Stream and other products acquired by the Company from Hewlett-Packard. An increase in sales of FXDeko increased substantially over the same period last year. In the Desktop group, the increase was attributable to an increase in OEM sales of its Genie products, shipment of DC1000 and an expanded product line including sales of TARGA products acquired from Truevision in March 1999. Consumer sales increased due to higher sales of Studio DC10 and new sales of Studio MP10, which began shipping in March 1999.

         International Sales. International sales (sales outside of North America) increased 36.2% in the three month period ended September 30, 1999 compared to the three month period ended September 30, 1998 and accounted for approximately 48.8% and 56.0% of net sales in those periods, respectively. The Company expects that international sales will continue to represent a significant portion of its net sales.

         Cost of Sales and Gross Profit. Cost of sales consists primarily of costs related to the acquisition of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping, warranty costs and post sale customer support costs. For the three month periods ended September 30, 1999 and 1998, cost of sales were 44.2% and 46.5%, respectively, while related gross margins were 55.8% and 53.5% respectively. The improved margins were partly due to increased OEM sales in the September 1999 quarter.

         Engineering and Product Development. Engineering and product development expenses increased 80.8% to $6.0 million in the three months ended September 30, 1999 from $3.3 million during the comparable three month period in the prior year. As a percentage of sales, engineering and product development expenses increased to 11.8% in the quarter ended September 30, 1999 from 10.2% in the quarter ended September 30, 1998. The increase was due primarily to the personnel hired in connection with the Truevision and Hewlett-Packard acquisitions. Management believes that investment in research and development is crucial to its future growth and position in the industry. The Company expects to continue to allocate significant resources to engineering and product development efforts located in Mountain View and Grass Valley, California; Paramus, New Jersey; Gainsville, Florida; Braunschweig, Germany; and Indianapolis, Indiana.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show and advertising expenses and professional fees for marketing services. Sales and marketing expenses increased by 41.1% to $11.7 million in the three months ended September 30, 1999 from $8.3 million during the comparable three month period in the prior year. The increase is related to Company's investment in infrastructure focused on increasing product awareness and market share and on expanding product lines. Although sales and marketing expenditures have increased significantly year to year in absolute dollars, as a percentage of net sales expenditures fell to 23.2% from 25.8% in the three month periods ending September 30, 1999 and 1998. These decreases reflect a growth in sales exceeding incremental sales and marketing expenditures. Although management continues to invest substantial amounts in the Company's sales and marketing efforts, there can be no assurance that these current or increased sales and marketing expenditures will enable the Company to maintain or grow its current level of sales.

         General and Administrative. General and administrative expenses increased 79.7% to $2.7 million in the three months ended September 30, 1999 from $1.5 million during the comparable three month period in the prior year. Increases are related to the Company's overall growth. As a percentage of net sales, general and administrative expenses were 5.4% and 4.7% during the three months ended September 30, 1999 and 1998, respectively.

         Amortization of Acquisition Related Intangible Assets. Amortization of acquisition related intangibles increased over 1000% from $275,000 in the three month period ended September 30, 1998 to $3.1 million in the three month period ended September 30, 1999. This increase is due to the amortization of goodwill and other intangibles acquired in the Truevision and Shoreline acquisitions in March 1999 and the VID acquisition from the Hewlett-Packard Company in August 1999.

         In-Process Research and Development. During the three month period ended September 30, 1999, the Company recorded an in process research and development charge of $2.0 million relating to the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company ("HP"). The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

         The acquired in-process research and development from HP relates to the development of the next generation of Media Stream products. At the date of acquisition, revenues attributable to these future products were projected for purposes of valuing the acquired in-process research and development. Though the Company currently expects that the acquired in- process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved. If the project is not successfully developed, the Company may not realize the value assigned to the in process research and development project. In addition, the value of goodwill and other acquired intangible assets may also become impaired. Ongoing operations and financial results are subject to a variety of factors which may or may not have been known or estimable at the time of the acquisition, and the estimates discussed above are subject to change.

         Interest Income, Net. Interest income, net consists primarily of interest income generated from the Company's low risk investments in money market funds, government securities and high-grade commercial paper. In the three months ended September 30, 1999 and 1998, net interest income was $0.8 million and $1.1 million respectively. The decrease reflects a reduction in the Company's cash and marketable securities due primarily to the payment of $12.6 million to HP in connection with the Company's acquisition of HP's video server business. In addition cash flows generated from Pinnacle's foreign operations and invested overseas obtain lower interest yields than investments made domestically.

         Income Tax Expense. Income taxes are composed for federal, state and foreign income taxes. The Company recorded a provision for income taxes of $0.7 million and $1.0 million for the three month periods ended September 30, 1999 and 1998, respectively. The Company has provided a valuation allowance for a portion of its deferred tax assets as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. Total valuation allowance was $6.2 million as of June 30, 1999.

         As  of  June  30,   1999,   the  Company  has  federal   research   and
experimentation carryforwards of $0.7 million which expire between 2012 and 2014, and state research and experimentation credit carryforwards of $60,000 which have no expiration provision. As of June 30, 1999, the cumulative amount of unremitted earnings of non-U.S subsidiaries on which the Company had not provided U.S taxes approximated $4.5 million. The additional taxes that could arise if those earnings were to be remitted to the U.S. would not be material. It is management's intent that these earnings remain indefinitely invested.

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of September 30,
1999, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $73.3 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities consumed $2.7 million in cash during the three months ended September 30, 1999. This was primarily attributable to an increase in the Company's accounts receivable and inventories. Accounts receivable has increased due to the Company's sales growth and the timing of sales within the quarter. Sales in

         September 1999 were particularly strong compared to mid-summer sales occurring earlier in the quarter. This timing brought about an increase in the Company's measure of days sales outstanding. Inventories also increased due to corporate sales growth in addition to the staging of inventory for shipment in the December sales quarter.

         During the three month period ended September 30, 1999, cash flow from investing activities included $2.9 million invested in property and equipment, compared to $1.9 million in the three months ended September 30, 1998. The high level of expenditures for the three months ended September 30, 1999 were primarily for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in August 1999 to accommodate increased headcount related to the HP acquisition. The Company also incurred approximately $1.0 million in capitalized expenditures related to the implementation of an SAP enterprise software system. The Company will continue to incur expenditures for the software implementation through March 2000. As the Company continues to grow, it expects to incure ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital. Cash flow from investing activities also increased due to the maturation and redemption of the Company's investment in marketable securities. These proceeds were used to fund the HP acquisition payment, which totaled $12.6 million.

         On August 2, 1999, the Company completed the purchase of HP's Video Communications Division. Under the terms of an asset purchase agreement dated June 30, 1999, Pinnacle Systems acquired substantially all of the assets of the Video Communications Division, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 773,172 shares of Pinnacle's common stock valued at $20.6 million. The Company incurred acquisition costs of approximately $0.4 million for a total purchase price of $33.6 million and assumed liabilities totaling $4.7 million.

Factors Affecting Operating Results

o We have grown rapidly and expect to continue to grow rapidly. If we fail to effectively manage this growth, our financial results could suffer.

         We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, net sales in fiscal 1999 were $159.1 million compared to $105.3 million in fiscal 1998, a 51% increase, and net sales in the first quarter of fiscal 2000 were $50.4 million compared with $32.3 million in the first quarter of fiscal 1999. As a result of internal growth and recent acquisitions, we have increased the number of employees significantly over the last two fiscal years and many are geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built these resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption or diversion of focus from our core business activities and have an adverse effect on financial results.

o Any failure to successfully integrate the businesses we have acquired could negatively impact us.

         In August 1999, we acquired the Video Communications Division of the Hewlett-Packard Company and in March 1999, we completed the acquisitions of Truevision, Inc and Shoreline Studios, Inc. We may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

         - Distracting management from the day-to-day operations of our business
         - Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel
         - The potential to result in dilutive issuance of our equity securities
         - Incurring debt and amortization expenses related to goodwill and other intangible assets

o There are various factors which may cause our net revenues and operating results to fluctuate.

         Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

         - Timing of significant orders from and shipments to major OEM customers
         -    Timing and market acceptance of new products

         -    Success in developing, introducing and shipping new products
         - Dependence on distribution channels through which our products are sold
         -    Increased competition and pricing pressure
         -    Accuracy of our and our resellers' forecasts of end -user demand
         -    Accuracy of inventory forecasts
         -    Ability to obtain sufficient supplies from our subcontractors
         -    Timing and level of consumer product returns
         -    Foreign currency fluctuations
         -    Costs of integrating acquired operations
         - General domestic and international economic conditions, such as the recent economic downturns in Asia and Latin America.

         We also experience significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in Europe. Also, we attend a number of annual trade shows which can influence the order pattern of products, including CEBIT in March, the NAB convention held in April, and the IBC convention held in September. Our operating expense levels are based, in part, on our expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

o        Our stock price may be volatile.

         The trading price of our common stock has in the past and could in the future fluctuate significantly. The fluctuations have been or could be in response to numerous factors including:

         -    Quarterly variations in results of operations
         - Announcements of technological innovations or new products by us, our customers or competitors
         -    Changes in securities analysts' recommendations
         -    Announcements of acquisitions
         -    Changes in earnings estimates made by independent analysts
         -    General fluctuations in the stock market

         Our revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock.

         With the advent of the Internet, a new avenue has been created for the dissemination of information. The Company has no control over the information that is distributed and discussed on electronic bulletin boards and in investment chat rooms. Such information may be false or misleading and may not be in the best interest of the Company and its shareholders. This, in addition to other forms of investment information including newsletters and research publications, could result in a sharp decline in the market price of our common stock and/or increase volatility of our common stock.

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

o We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, then we could be materially harmed.

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

o        We may fail to sell products in the consumer market.

         We entered the consumer market with the acquisition of the VideoDirector product line from Gold Disk in June 1996. We aim to continue to invest resources to develop, market and sell products into the consumer market. In this endeavor, we need to continue to develop and maintain the following capabilities:

         - Marketing and selling products through the consumer distribution channels.
         -    Establishing relationships with distributors and retailers
         - A fully developed infrastructure to support electronic retail stores and telephone and Internet orders.

         Additionally, factors beyond our control could hurt consumer product sales and consequently our financial condition. These factors include:

         -    Potential   compatibility   problems  with  other   manufacturers'
              electronic components
         -    The risk of obsolete inventory and inventory returns
         -    Difficulty in predicting the growth of the consumer video market

o If our products do not keep pace with the technological developments in the rapidly changing video post-production equipment industry, then we may be adversely affected.

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

o        If we do not effectively compete, our business will be harmed.

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

         Principal competitors in the desktop and consumer markets are:

                  Quantel Ltd. (a division of Carlton Communications Plc) Accom, Inc.
                  Sony Corporation
                  Avid Technology, Inc.
                  Digitel Processing Systems, Inc.
                  Fast Multimedia
                  Matrox Electronics Systems, Ltd.
                  Hauppauge Digital, Inc.
                  Media 100, Inc.
                  Adobe Systems, Inc.

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

o We rely heavily on dealers and OEMs to market, sell, and distribute our products. In turn, we depend heavily on the success of these resellers. If these resellers do not succeed in effectively distributing our products, then our financial performance will be negatively affected.

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

o If certain of our key employees leave or are no longer able to perform services for us, it could have a material adverse effect on our business. We may not be able to attract and retain a sufficient number of managerial personnel and technical employees to compete successfully.

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

o We may be unable to protect our proprietary information and procedures effectively.

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

o We may be adversely affected if we are sued by a third party or if we decide to sue a third party for infringement.

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

o Because we sell products internationally, we are subject to additional risks.

         Sales of our products outside of North America represented approximately 49% of net sales in the three month period ended September 30, 1999 and 60.8% of net sales in the year ended June 30, 1999. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased substantially during fiscal 1998 and 1999, especially for sales of consumer and desktop products into Europe. In fiscal 1999 and beyond, we expect that a majority of our European sales will be denominated in local foreign currency including the Euro. The Company has developed natural hedges for some of this risk in that most of the European selling expenses are also denominated in local currency. In addition to foreign currency risks, international sales and operations may also be subject to the following risks:

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

o Computer software, components and systems used by or designed by us or used by third parties with whom we regularly deal may not be able to process date/time information between the twentieth and twenty-first century. This inability could cause the disruption or failure of such computer systems. Our business could be interrupted materially as a result of such disruption or failure.

         Like many other companies, we are potentially susceptible to the year 2000 problem, i.e., computer systems will not correctly recognize and process date information beyond the year 1999. In addition, moving from 1999 to 2000 may cause problems since some systems' programming assigns special meaning to certain dates, such as 9/9/99, and the year 2000 is a leap year.

         We are continually assessing all areas that may be affected by or responsible for a year 2000 problem and initiating changes wherever necessary. Some of these activities include:

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

         The Company transacts business in various foreign currencies but primarily in those of Germany, France and the U.K. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company currently does not use financial instruments to hedge local currency activity at any of its foreign locations. Instead, the Company believes that a natural hedge exists, in that local currency revenues substantially offset the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

Fixed Income Investments

         The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of marketable securities. The Company does not use derivative financial instruments for speculative or trading purposes.

The Company investments primarily in U.S. Treasury Notes and high-grade commercial paper. The Company does not expect any material loss with respect to its investment portfolio.

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

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

         In connection with the registrant's acquisition of the Video Communications Division of the Hewlett-Packard Company ("HP") pursuant to an asset purchase agreement date June30, 1999, the Registrant issued to HP 773,172 shares of common stock (the "shares") on August 2, 1999. The shares were a portion of the consideration paid by the Company for substantially all of the assets of the Video Communications Division including key technologies and intellectual property, the Media Stream family of products and selected additional assets. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof. The issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering. HP represented its intention to acquire the shares for investment only and not with a view to, or for sale in connection with any, distribution thereof. Appropriate legends were affixed to the share certificates issued to HP. HP had adequate access to information about the Registrant through its relationship with the Registrant.


Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  27.1        Financial Data Schedule


            (b)   Reports on Form 8-K

On  August  13,  1999 the  Company  filed a report  on Form 8-K  announcing  the
Company's acquisition of the Video Communications Division of the Hewlett-Packard Company. On October 15, 1999 the Company filed a report on Form 8-K/A relating to the Company's acquisition of the Video Communications Division of the Hewlett-Packard Company. The filing amended the Form 8-K filing made on August 13, 1999 in order to file required financial statement disclosure of the acquired business and pro-forma financial statement disclosure.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PINNACLE SYSTEMS, INC.



Date: November 12, 1999                  By: /s/Mark L.  Sanders
                                             -----------------------------------
                                             Mark L. Sanders
                                             President, Chief Executive Officer
                                             and Director

Date: November 12, 1999                  By: /s/Arthur D.  Chadwick
                                             -----------------------------------
                                             Arthur D. Chadwick
                                             Vice President, Finance
                                             and Administration and
                                             Chief Financial Officer

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PINNACLE SYSTEMS, INC.



Date: November 12, 1999                  By: /s/Mark L.  Sanders
                                             -----------------------------------
                                             Mark L. Sanders
                                             President, Chief Executive Officer
                                             and Director

Date: November 12, 1999                  By: /s/Arthur D.  Chadwick
                                             -----------------------------------
                                             Arthur D. Chadwick
                                             Vice President, Finance and
                                             Administration and
                                             Chief Financial Officer