Form 10-Q
period 1999-12-31
PINNACLE SYSTEMS INC
filed 2000-02-14
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from_____ to _____

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

         California                                                  94-3003809
 ------------------                                          -------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



280 N.  Bernardo Ave.
Mountain View, CA                                                          94043
-------------------------                                                -------
(Address of principal executive offices)                              (Zip Code)

                                 (650) 237-1600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

The number of shares of common stock outstanding as of February 2, 2000 was 24,250,210.

                                      INDEX
PART I - FINANCIAL INFORMATION
         ITEM 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                     December 31, 1999 and June 30, 1999                                          3

                  Condensed Consolidated Statements of Operations -
                     Three-month and Six-month Periods Ended
                     December 31, 1999 and 1998                                                   4

                  Condensed Consolidated Statements of Comprehensive Income
                     Three-month and Six-month Periods Ended
                     December 31, 1999 and 1998                                                   5

                  Condensed Consolidated Statements of Cash Flow -
                     Six-months Ended - December 31, 1999 and 1998                                6

                  Notes to Condensed Consolidated Financial Statements                            7

         ITEM 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        12

         ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                     23


PART II - OTHER INFORMATION

         ITEM 1 - Legal Proceedings                                                              24

         ITEM 4 - Submission of Matters to a Vote of Security Holders                            25

         ITEM 6 - Exhibits and Reports on Form 8-K                                               25

                  Signatures                                                                     26


PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                          PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)

                                                                                      December 31,          June 30,
                                                                                          1999                1999
                                                                                   ------------------  -------------------
Assets

Current assets:
      Cash and cash equivalents                                                    $          60,449   $           48,654
      Marketable securities                                                                   24,625               31,058
      Accounts receivable, trade net                                                          44,461               35,442
      Other receivables, net                                                                     805                    7
      Inventories                                                                             23,375               22,221
      Deferred income taxes                                                                   12,453               10,653
      Prepaid expenses and other assets                                                        2,823                2,500
                                                                                   ------------------  -------------------
                Total current assets                                                         168,991              150,535

Marketable securities                                                                          3,803                9,266
Property and equipment, net                                                                   14,254               10,809
Goodwill and other intangibles                                                                50,333               25,503
Other assets                                                                                     679                  356
                                                                                   ------------------  -------------------
                                                                                   $         238,060   $          196,469
                                                                                   ==================  ===================

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                             $          16,121               12,744
      Accrued expenses                                                                        15,508               14,530
      Accrued income taxes                                                                     4,021                2,936
                                                                                   ------------------  -------------------
                Total current liabilities                                                     35,650               30,210
                                                                                   ------------------  -------------------

Commitments

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                           -                     -
      Common stock, no par value; authorized 60,000 shares;
          24,103 and 22,763 issued and outstanding as of
          December 31 and June 30, 1999, respectively                                        198,116              169,078
      Retained earnings (accumulated deficit)                                                  7,790                (389)
      Accumulated other comprehensive losses                                                 (3,496)              (2,430)
                                                                                   ------------------  -------------------
                Total shareholders' equity                                                   202,410              166,259
                                                                                   ------------------  -------------------
                                                                                   $         238,060          $   196,469
                                                                                   ==================  ===================


See accompanying notes to condensed consolidated financial statements                                                   3

                                          PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In thousands, except per share data)


                                                                              Three-months Ended       Six-months Ended
                                                                                  December 31,            December 31,
                                                                               1999        1998        1999        1998
                                                                               ----        ----        ----        ----
Net sales                                                                   $ 62,562    $ 39,172    $113,008    $ 71,445
Cost of sales                                                                 30,415      18,197      52,714      33,210
                                                                            --------    --------    --------    --------
          Gross profit                                                        32,147      20,975      60,294      38,235
                                                                            --------    --------    --------    --------

Operating expenses:
       Engineering and product development                                     6,244       3,352      12,213       6,653
       Sales and marketing                                                    13,819      10,287      25,545      18,460
       General and administrative                                              2,257       1,885       4,969       3,394
       Amortization of acquisition-related intangible assets                   4,021         275       7,082         689
       In-process research and development                                         -           -       2,000           -
                                                                            --------    --------    --------    --------

 Total operating expenses                                                     26,341      15,799      51,809      29,196
                                                                            --------    --------    --------    --------

 Operating income                                                              5,806       5,176       8,485       9,039

Interest income and other, net                                                   804       1,128       1,612       2,275
                                                                            --------    --------    --------    --------

Income before income taxes                                                     6,610       6,304      10,097      11,314
Income tax expense                                                             1,221       1,264       1,918       2,266
                                                                            --------     -------     -------     -------

Net income                                                                  $  5,389    $  5,040    $  8,179    $  9,048
                                                                            ========    ========    ========    ========

Net income per share
         Basic                                                              $   0.23    $   0.24    $   0.35    $   0.44
                                                                            ========    ========    ========    ========
         Diluted                                                            $   0.20    $   0.22    $   0.30    $   0.40
                                                                            ========    ========    ========    ========

Shares used to compute net income per share
         Basic                                                                23,922      21,048      23,612      20,726
                                                                            ========    ========    ========    ========
         Diluted                                                              27,227      23,002      26,855      22,604
                                                                            ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements                                                   4

                                PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (In thousands)

                                                       Three-months Ended        Six-months Ended
                                                          December 31,             December 31,
                                                        1999         1998        1999        1998
                                                        ----         ----        ----        ----
Net income                                            $  5,389     $  5,040   $  8,179   $  9,048

Foreign currency translation adjustment                 (2,183)         (55)    (1,066)       791
                                                      --------     --------   --------   --------

Comprehensive income                                  $  3,206     $  4,985   $  7,113   $  9,839
                                                      ========     ========   ========   ========

See accompanying notes to condensed consolidated financial statements                            5

                                      PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                   (In thousands)
                                                                                               Six-months Ended December 31,
                                                                                                  1999               1998
                                                                                                  ----               ----
Cash flows from operating activities:
      Net income                                                                              $  8,179           $  9,048
      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           In-process research and development                                                   2,000                  -
           Depreciation and amortization                                                         9,020              2,059
           Deferred taxes                                                                       (1,444)                 -
           Changes in operating assets and liabilities:
                Accounts receivable                                                             (6,495)            (4,879)
                Inventories                                                                     (2,043)            (5,993)
                Accounts payable                                                                 2,102              3,303
                Accrued expenses                                                                (3,715)             1,060
                Accrued income taxes                                                             3,220              1,632
                Other                                                                             (845)            (1,112)
                                                                                              --------           --------
                      Net cash provided by operating activities                                  9,979              5,118
                                                                                              --------           --------

Cash flows from investing activities:
      Purchases of property and equipment                                                       (5,103)            (2,883)
      Cash paid for acquisitions                                                               (12,597)                 -
      Net proceeds (payments) from maturity (purchase) of marketable securities                 11,850            (28,077)
                                                                                              --------           --------
                      Net cash used in investing activities                                     (5,850)           (30,960)
                                                                                              --------           --------

Cash flows from financing activities:
        Payments on note payable                                                                   (42)              (150)
        Proceeds from issuance of common stock                                                   5,748              2,465
                                                                                              --------           --------
                      Net cash  provided from financing activities                               5,706              2,315
                                                                                              --------           --------

Effects of exchange rate changes on cash                                                         1,960                500
                                                                                              --------           --------

Net increase (decrease) in cash and cash equivalents                                            11,795            (23,027)
Cash and cash equivalents at beginning of period                                                48,654             47,478
                                                                                              --------           --------

Cash and cash equivalents at end of period                                                    $ 60,449           $ 24,451
                                                                                              ========           ========

Supplemental disclosures of cash paid during the period for:
         Income taxes                                                                         $      -           $    490
                                                                                              ========           ========

Non-cash transactions:
        Common stock issued in business acquisitions                                          $ 20,632           $  7,834
                                                                                              ========           ========

See accompanying notes to condensed consolidated financial statements                                                   6

1.       Notes To Condensed Consolidated Financial Statements

         General

         The accompanying condensed consolidated financial statements are unaudited and include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries ("Pinnacle" or the "Company"). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and the income tax valuation allowance. Actual results could differ from those
estimates.   These  condensed  consolidated  financial  statements  reflect  all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations, comprehensive income, and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period's presentation.

         The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results for a full year.

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

Accounting Pronouncements

         In June, 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS 133, as amended, in the first quarter of its fiscal year ending June 30, 2001. The Company has not determined the impact if any that SFAS No. 133 will have on its results of operations or financial position.

Subsequent Event - Stock Split

        On February 4, 2000 the Company's announced a two-for-one stock split (to be effective in the form of a stock dividend) to be paid on March 27, 2000 for shareholders of record on March 2, 2000. The accompanying consolidated financial statements do not give effect to the pending stock split.

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

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of VID and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of August 2, 1999. As of August 2, 1999, the Company recorded $4.4 million in assets, $2.0 million in in-process research and development, $19.1 million in other identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce, assumed $4.7 million in liabilities and allocated $12.8 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from six-months to five years.

         The amounts allocated to identifiable intangible assets and acquired in-process research and development, were based on results of an independent appraisal using established valuation techniques in the high-technology industry. Such allocations, as well as those made to the remaining net assets, are preliminary and subject to further analysis. Subsequent changes to the purchase price allocation within one year of the acquisition date, if any, will be recorded as adjustments to goodwill.

        APB 16 requires the preparation of a pro-form condensed statements of operations. Pro-forma statements are intended to represent a modification of historical financial statements as though a current event occurred at an earlier date. Separate, historical statements of operations for VID were never prepared by HP due to the de minimus nature of the VID business in proportion to HP as a whole. Thus, in order to derive such historical pro-forma information, Pinnacle would need to make assumptions based on current and forward-looking estimates. Such estimates could bear little relation to historical reality and could be misleading. Therefore, disclosure of such pro-forma condensed statements of operations have been omitted.

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

         The following table presents unaudited pro forma information as if Pinnacle and Truevision had been combined as of the beginning of the six-month period ended December 31, 1998. The pro forma data is presented for illustrative purposes only and is not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Pinnacle and Truevision been a combined company during said period. The pro forma results include the effects of the purchase price allocation from amortization of acquisition-related intangible assets and exclude the charge for the purchased in-process technology.
Pro Forma
(in thousands, except per share amounts)


                                                              Three-months Ended       Six-months Ended
                                                              December 31, 1998       December 31, 1998
                                                              -----------------       -----------------
Net revenue                                                            $ 45,651                $ 85,245
Net income                                                                3,597                   7,041
Net income per common share - basic                                    $   0.16                $   0.33
Net income per common share - diluted                                  $   0.15                $   0.30
Weighted average common share outstanding - basic                        21,866                  21,546
Weighted average common share outstanding - diluted                      23,820                  23,424

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

         Analysis of In-Process Research and Development

         The portion of the Hewlett-Packard, Truevision and Shoreline purchase prices allocated to in-process research and development represent development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the products status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technologically feasibility was achieved when a product is at beta stage. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. Based on these analyses and computations, $2.0 million, $6.2 million and $0.4 million were charged to operations at the date of acquisition for the Hewlett-Packard, Truevision and Shoreline acquisitions, respectively.

3.        Supplemental Cash Flow Information

         The following  table  reflects  supplemental  cash flow from  investing activities  related  to the March 1999  Truevision  and  Shoreline  acquisitions combined and the VID acquisition from Hewlett-Packard in August 1999.
Fair value of (in thousands):                    Truevision       Shoreline           Total                HP
-----------------------------                    ----------       ---------           -----                --
Assets acquired and goodwill                         $ 24,981            $ 754        $ 25,735             $ 38,294
Liabilities assumed and fees incurred                (13,062)             (250)        (13,312)              (5,065)
Common stock, stock options and
  warrants issued                                    (12,856)               -          (12,856)             (20,632)
                                                     --------            -----        --------             --------
Cash paid                                                                  504             504               12,597
Cash acquired                                           (937)               -             (937)
                                                     --------            -----        --------             --------
Net cash (received) paid on acquisitions             $  (937)            $ 504        $  (433)             $ 12,597
                                                     ========            =====        ========             ========

4.        Per Share Information

For all periods presented, there were no adjustments to net income reported in the condensed consolidated statements of operations for determining net income used for basic and diluted earnings per share.

The  following  table  reconciles  the  denominators  of the basic  and  diluted earnings per share computations shown on the Condensed  Consolidated  Statements of Operations:
                                                                 Three-months Ended        Six-months Ended
                                                                    December 31,             December 31,

(In thousands)                                                   1999         1998         1999        1998
                                                                 ----         ----         ----        ----
Basic EPS - weighted average shares of common stock
      outstanding                                                23,922       21,048       23,612      20,726
Effect of dilutive common equivalent shares - stock
      options outstanding                                         3,305        1,954        3,243       1,878
                                                                  -----        -----        -----       -----
Diluted EPS - weighted average shares and common
      equivalent shares outstanding                              27,227       23,002       26,855      22,604
                                                                 ======       ======       ======      ======

5.       Customers and Credit Concentrations

         During the three-month periods ended December 31, 1999 and 1998 and during the six-month period ended December 31, 1999, no customer accounted for greater than 10% of net sales. During the six-month period ended December 31, 1998, Ingram Micro, Inc. accounted for 11.0% of net sales.

         Ingram Micro, Inc. accounted for approximately 15.4% and 23.2% of accounts receivable at December 31, 1999 and June 30, 1999, respectively.


6.       Development of Software for Internal Use

         Beginning in fiscal 1999, the Company commenced development and implementation of a worldwide information system based on SAP enterprise software. In January 1999, the Company reached the application development stage of the software implementation and began capitalizing costs associated with the SAP implementation project. As of December 31, 1999, the Company had capitalized approximately $2.7 million. The project is expected to be completed in the quarter ending March 31, 2000.

7.       Segment Information

         The Company's organizational structure is based on three strategic business groups that sell various products into the principal markets which the Company's products are sold. These business groups equate to three reportable segments: Broadcast, Desktop, and Consumer. Management evaluates the performance of these business groups based on revenues gross profit and operating income before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges including in process research and development. Amortization of goodwill and other intangibles related to the Company's acquisitions is included in these results.

         The  following is a summary of the  Company's  operations  by operating segment (in thousands):
                                      Three-months Ended             Six-months Ended
                                          December 31                  December 31,

                                      1999           1998          1999             1998
                                      ----           ----          ----             ----
Broadcast:
  Revenues                            $ 19,350       $  5,254      $ 36,359         $ 11,846
  Gross profit                          11,914          2,942        22,759            6,599
  Operating income (loss)             $  1,310       $ (1,084)     $  3,595         $ (1,393)

Desktop:
  Revenues                            $ 25,346       $ 20,336      $ 49,892         $ 39,592
  Gross profit                          13,411         12,431        27,067           23,834
  Operating income                    $  2,706       $  4,437      $  5,621         $  9,201

Consumer:
  Revenues                            $ 17,866       $ 13,582      $ 26,757         $ 20,007
  Gross profit                           6,822          5,602        10,468            7,802
  Operating income (loss)             $  1,790       $  1,823      $  1,269         $  1,231

Consolidated:
  Revenues                            $ 62,562       $ 39,172      $113 008         $ 71,445
  Gross profit                          32,147         20,975        60,294           38,235
  Operating income                    $  5,806       $  5,176      $ 10,485         $  9,039

The following table reconciles revenues and operating income (loss) to total consolidated amounts (in thousands):


                                                              Three-months Ended       Six-months Ended
                                                                 December 31             December 31,

                                                               1999        1998        1999         1998
                                                               ----        ----        ----         ----
Total operating income for reportable segments               $   5,806    $  5,176    $  10,485    $  9,039
In-process research and development                                -           -         (2,000)        -
                                                             ---------    --------    ---------    --------
Consolidated operating income                                $   5,806    $  5,176    $   8,485    $  9,039
                                                             =========    ========    =========    ========

8.       Commitments and Contingencies

         On May 28, 1999, an action entitled Hot Key Pty Ltd. v. Pinnacle Systems, Inc., No. 99-20487 (RW) was filed against the Company in the United States District Court for the Northern District of California. The Complaint alleges that the Company breached a distribution agreement with the plaintiff, an Australian company, and alleges various legal causes of action, including fraud, breach of warranty, and breach of the implied covenant of good faith. The Complaint seeks compensatory and punitive damages of unspecified amounts. The Company has asserted a counterclaim for monies owed to it by the plaintiff. A trial date of June 12, 2000 has been set. The Company believes it has meritorious defenses to this action, and intends to vigorously defend itself. As of December 31, 1999, the potential liability, if any, cannot be assessed. Further, there can be no assurance, that if damages are ultimately awarded against the Company, that the financial position and results of operations of the Company will be unaffected.


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

Overview

         The Company primarily designs, manufactures, markets and supports video post-production tools for high quality real time video processing. These products are used to capture, compress and store and edit video and to perform a variety of video manipulation functions, including the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. The Company also manufactures, markets and sells products which allow users to watch television programming on their PC and recently, the Company introduced StreamGenie, a new portable Webcasting solution for streaming live video program over the Internet. The Company operates in three strategic business groups--Broadcast, Desktop and Consumer--that target the principal markets in which the Company's products are sold.

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

         In 1997, the Company commenced shipment of DVExtreme and Lightning. In the same year, the Company also completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. Currently the Company sells three products in the Deko line--FXDeko, TypeDeko and WriteDeko-- and has recently announced the release of six additional products including FXDekoHD, a high definition character and graphics generator. In June 1998, the Company commenced shipment of AlladinPRO; a high-performance Windows NT based digital video effects system designed for live and on-line applications. In September 1999, the Company commenced shipment of FXDeko; a high performance Windows NT-based product that combines the feature set of Deko with real time digital effect technology. In June 1999, the Company introduced Thunder, the Company's first multi-channel video and audio clip server and iThunder, a real time video server for Internet broadcasting. In August 1999, the Company completed the acquisition of certain of the assets of the Hewlett-Packard Company including the Media Stream server family. Media Stream compliments the Thunder family in providing a complete line of broadcast quality video server solutions. The broadcast market accounted for approximately 30.9% and 13.4% of net sales in the three-month periods ended December 31, 1999 and 1998, respectively and 32.2% and 16.6% of net sales in the six-month periods ended December 31, 1999 and 1998, respectively.

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

         The Company has two general classes of desktop products. First, the digital video effects products which include the Alladin and Genie product families were released in 1994 and 1996 respectively. Second, the Company has released video capture and editing products, including the ReelTime, ReelTime Nitro, miroVIDEO DC30, miroVIDEO DC50 and miroVIDEO DV300/200 families. In March 1999, the Company completed its acquisition of Truevision, Inc. and added Truevision's TARGA branded products to its catalog. In April 1999, the Company began shipping DV200, its new low-cost DV-based video capture and editing solution. In June 1999, the Company began shipping DC1000, a new dual stream MPEG2 editing product and a companion DVD authoring option and in July 1999 began shipping the companion product DVD1000, which adds the capability to author fully featured DVD titles, one of the fastest growing delivery mediums for video. In December 1999, the Company began shipping DV500, a complete real-time, dual-stream, digital video production system based on the industry standard DV (IEEE 1394 or Firewire) format, providing customers with a native DV editing environment. Also in December 1999, the Company announced StreamGenie, a new portable Web casting solution for streaming live video programming over the Internet. The Company intends to initiate shipment of Stream Genie before the end of fiscal 2000. The desktop market accounted for approximately 40.5% and 51.9% of net sales in the three-month periods ended December 31, 1999 and 1998, respectively and 44.1% and 55.4% of net sales in the six-month periods ended December 31, 1999 and 1998, respectively.

Consumer Market

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer, camcorder and VCR. As of December 31, 1999, the Company's consumer product line included Studio 400, Studio DC10, Studio MP10, Studio PCTV and PCTV USB, and Studio DV. The Company began shipping Studio DV in September 1999. Studio DV enables consumers to edit and create high-quality digital videos right on their PC by taking input directly from DV camcorders. In November 1999, the Company began shipping the USB version of its Studio PCTV. The new USB version is an external device that lets consumers watch TV, listen to FM radio and create their own videos on a PC.

         Consumer products are distributed direct to retail outlets and through retail distributors such as Ingram Micro. The Company also sells directly to end-users by accepting orders via the telephone and Internet. Price points of consumer products are lower than the Company's broadcast and desktop products and consumer products are marketed as computer peripheral products. The consumer market accounted for approximately 28.6% and 34.7% of net sales in the three-month periods ended December 31, 1999 and 1998, respectively and 23.7% and 28.0% of net sales in the six-month periods ended December 31, 1999 and 1998, respectively.

Results of Operations

         Net Sales The Company's net sales increased 59.7% to $62.6 million in the three-month period ended December 31, 1999 compared to $39.2 million in the same period last year. Net sales increased 58.2% to $113.0 million in the six-month period ended December 31, 1999 compared to $71.4 million in the same period last year.


                                                                    Increase
Quarter ended December 31:                1999          1998       (Decrease)
                                          ----          ----       ----------
Product Group
Broadcast                                  $19,350       $ 5,254        268.3%
Desktop                                     25,346        20,336         24.6%
Consumer                                    17,866        13,582         31.5%
                                           -------       ------
                                           $62,562       $39,172         59.7%
                                           =======       ======


                                                                    Increase
Six-months ended December 31:             1999          1998       (Decrease)
                                          ----          ----       ----------
Product Group
Broadcast                                 $ 36,359       $11,846        206.9%
Desktop                                     49,892        39,592         26.0%
Consumer                                    26,757        20,007         33.7%
                                          --------       ------
                                          $113,008       $71,445         58.2%
                                          ========       ======


         Sales increased in all three product groups for the three and six-month periods ended December 31, 1999 over the same periods last year. The increase in Broadcast sales was primarily due to the sale of Media Stream products acquired by the Company from Hewlett-Packard in August 1999 in addition to sales of Thunder, released in June 1999 and increased sale of Deko products. For the desktop group, sales in the three-month period ended December 31, 1999 increased 24.6% over the same period last year and sales in the six-month period ended December 31, 1999 increased 26.0% over the same period last year. Decreased sales of Reel-time and DC30 were offset by higher OEM sales, sales of new products such as the DV500, DC1000 and the DVD1000 in addition to the sale of TARGA products, which were acquired from Truevision, Inc. in March 1999. In the consumer group, sales in the three-month period ended December 31, 1999 increased 31.5% over the same period last year and sales in the six-month period ended December 31, 1999 increased 33.7% over the same period last year. Decreased sales of Studio 400 were offset by increased sales of PCTV and DC10 and sales of new products such as Studio MP10 and Studio DV.

         International Sales. International sales (sales outside of North America) increased 19.1% in the three-month period ended December 31, 1999 compared to the three-month period ended December 31, 1998 and accounted for approximately 57% and 72% of these periods net sales respectively. International sales increased 25.6% in the six-month period ended December 31, 1999 compared to the six-month period ended December 31, 1998 and accounted for approximately 53% and 67% of the Company's net sales respectively. The Company expects that international sales will continue to represent a significant portion of its net sales.

         Cost of Sales and Gross Profit. Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers and value added resellers ("VARs"), retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors. Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, warehousing, shipping, warranty costs, royalties and post sale customer support costs. For the three-month periods ended December 31, 1999 and 1998, cost of sales were 48.6% and 46.5%, respectively while for the six-month period ended December 31, 1999 and 1998 cost of sales were 46.6% and 46.5%, respectively. The increase in cost of sales in the December 1999 quarter was primarily due to a large mixture of consumer products sold in the December holiday quarter.

         Engineering   and   Product   Development.   Engineering   and  product
development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries, benefits, depreciation and the cost of development tools. Engineering and product development expenses increased 86.3% to $6.2 million in the three-months ended December 31, 1999 from $3.4 million during the comparable three-month period in the prior year. The Company's engineering and product development expenses increased 83.6% to $12.2 million in the six-months ended December 31, 1999 from $6.7 million during the six-months ended December 31, 1998. As a percentage of sales, engineering and product development expenses increased to 10.0% in the quarter ended December 31, 1999 from 8.6% in the quarter ended December 31, 1998, and to 10.8% from 9.3% in the six-months ended December 31, 1999 and 1998, respectively. The increase was due primarily to the personnel hired in connection with the Truevision and Hewlett-Packard acquisitions in addition to normal growth. Management believes that investment in research and development is crucial to its future growth and position in the industry. The Company expects to continue to allocate significant resources to engineering and product development efforts located in Mountain View and Grass Valley, California; Paramus, New Jersey; Gainesville, Florida; Braunschweig, Germany; Indianapolis, Indiana and Salt Lake City, Utah.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show expenses, advertising and promotional expenses including channel marketing funds and professional fees for marketing services. Sales and marketing expenses increased by 34.3% to $13.8 million in the three-month period ended December 31, 1999 from $10.3 million during the comparable three-month period in the prior year. The Company's sales and marketing expenses increased 38.4% to $25.5 million in the six-months ended December 31, 1999 from $18.5 million in the six-month period ended December 31, 1998. These increases period over period reflect the Company's investment in infrastructure focused on increasing product awareness and market share and on expanding product lines. Although sales and marketing expenditures have increased significantly year to year, as a percentage of net sales expenditures have fallen to 22.1% from 26.3% in the three-month periods ending December 31, 1999 and 1998, and to 22.6% from 25.8% in the six-month periods ending December 31, 1999 and 1998, respectively. These decreases reflect a growth in sales exceeding incremental sales and marketing expenditures. Although management continues to invest substantial amounts in the Company's sales and marketing efforts, there can be no assurance that these current or increased sales and marketing expenditures will enable the Company to maintain or grow its current level of sales.


         General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and MIS personnel, occupancy costs and other corporate administrative expenses. General and administrative expenses increased to $2.3 million for the three-months ended December 31, 1999 from $1.9 million for the three-months ended December 31, 1998 and decreased as a percentage of total revenues to 3.6% in the fiscal 1999 period from 4.8% in the fiscal 1999 period. General and administrative expenses increased to $5.0 million for the six-months ended December 31, 1999 from $3.4 million for the six-months ended December 31, 1998 and decreased as a percentage of total revenues to 4.4% in the fiscal 1999 period from 4.8% in the fiscal 1998 period. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased staffing and associated expenses necessary to manage and support the Company's increased scale of operations. The Company anticipates that for the near future, its general and administrative expenses as a percentage of total revenues should remain at approximately the same percentage as in the first six-months of fiscal 2000.


         Amortization of Acquisition--Related Intangible Assets. Amortization of acquisition related intangibles consists of goodwill from acquisitions and other identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce amongst others. These assets are being amortized using the straight-line method over periods ranging from six-months to nine years. The amortization increased over 1000% from $0.3 million in the three-month period ended December 31, 1998 to $4.0 million in the three-month period ended December 31, 1999 and 928% from $0.7 million to $7.1 million in the six-month periods ended December 31, 1999 and 1998, respectively. These increases are due primarily to the amortization of goodwill and other intangibles acquired in the Truevision and Shoreline acquisitions in March 1999 and the acquisition of the Video Communications Division from the Hewlett-Packard Company in August 1999.


         In-Process Research and Development. During the six-month period ended December 31, 1999, the Company recorded an in process research and development charge of $2.0 million relating to the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company ("HP"). The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

         The acquired in-process research and development from HP relates to the development of the next generation of Media Stream products. At the date of acquisition, revenues attributable to these future products were projected for purposes of valuing the acquired in-process research and development. Although the Company currently expects that the acquired in- process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved. If the project is not successfully developed, the Company may not realize the value assigned to the in-process research and development project. In addition, the value of goodwill and other acquired intangible assets may also become impaired. Ongoing operations and financial results are subject to a variety of factors which may or may not have been known or estimable at the time of the acquisition, and the estimates discussed above are subject to change.

         Interest Income and Other, Net. Interest income and other, net consists primarily of interest income generated from the Company's low risk investments in money market funds, government securities and high-grade commercial paper. In the three-months ended December 31, 1999 and 1998, net interest income was $0.8 million and $1.1 million respectively. In the six-months ended December 31, 1999 and 1998, net interest income was $1.6 million and $2.3 million respectively. The decrease reflects a reduction in the Company's cash and marketable securities due primarily to the payment of $12.6 million to HP in connection with the Company's acquisition of HP's video server business. In addition, cash flows generated from Pinnacle's foreign operations and invested overseas obtain lower interest yields than investments made domestically.

         Income Tax Expense. Income taxes are composed of federal, state and foreign income taxes. The Company recorded a provision for income taxes of $1.2 million and $1.3 million for the three-month periods ended December 31, 1999 and 1998, respectively. The Company recorded a provision for income taxes of $1.9 million and $2.3 million for the six-month periods ended December 31, 1999 and 1998 respectively. The Company has provided a valuation allowance for a portion of its deferred tax assets as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. Total valuation allowance was $6.2 million as of June 30, 1999.

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


Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of December 31, 1999, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $89 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities generated $10.0 million in cash during the six-month period ended December 31, 1999. This was primarily attributable to the Company's net income of $19.2 after adjusting for depreciation and in-process research and development. This was partially offset by an increase in accounts receivable and, to a lesser extent, inventories. Increases in these areas are related to the Company's overall growth.

         During the six-month period ended December 31, 1999, cash flow from investing activities included $5.1 million invested in property and equipment, compared to $2.9 million in the six-months ended December 31, 1998. The higher level of expenditures for the six-months ended December 31, 1999 were primarily for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in August 1999 to accommodate increased headcount related to the HP acquisition and $1.7 million in capitalized expenditures related to the its implementation of an SAP enterprise software system. The Company will continue to incur expenditures for the software implementation through March 2000. As the Company continues to grow, it expects to incur ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital. Cash flow from investing activities also decreased due to the HP acquisition payment, which totaled $12.6 million.

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

Factors Affecting Operating Results

[ ] We have grown rapidly and expect to continue to grow rapidly. If we fail to effectively manage this growth, our financial results could suffer.

         We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, net sales in fiscal 1999 were $159.1 million compared to $105.3 million in fiscal 1998, a 51% increase, and net sales in the first six months of fiscal 2000 were $113.0 million compared with $71.4 million in the first quarter of fiscal 1999. As a result of internal growth and recent acquisitions, we have increased the number of
employees   significantly   over  the  last  two  fiscal   years  and  many  are
geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption or diversion of focus from our core business activities and have an adverse effect on financial results.

[ ] Any failure to successfully integrate the businesses we have acquired could negatively impact us.

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

[ ] There are various factors which may cause our net revenues and operating results to fluctuate.

         Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

         - Timing of significant orders from and shipments to major OEM customers
         -        Timing and market acceptance of new products
         -        Success in developing, introducing and shipping new products
         - Dependence on distribution channels through which our products are sold
         -        Increased competition and pricing pressure
         - Accuracy of our and our resellers' forecasts of end-user demand
         -        Accuracy of inventory forecasts
         -        Ability to obtain sufficient supplies from our subcontractors
         -        Timing and level of consumer product returns
         -        Foreign currency fluctuations
         -        Costs of integrating acquired operations
                  General domestic and international economic conditions, such as the recent economic downturns in Asia and Latin America.

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

[ ]      Our stock price may be volatile.

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

         With the advent of the Internet, new avenues have been created for the dissemination of information. The Company has no control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in the best interest of the Company and its shareholders. This, in addition to other forms of investment information including newsletters and research publications, could result in a sharp decline in the market price of our common stock.

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

[ ] We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, then we could be materially harmed.

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

[ ]      We may fail to sell products in the consumer market.

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

[ ] If our products do not keep pace with the technological developments in the rapidly changing video post-production equipment industry, then we may be adversely affected.

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

[ ]      If we do not effectively compete, our business will be harmed.

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

         Principal competitors in the broadcast market include:

                  Accom, Inc.
                  Chyron Corporation
                  Leitch Technology Corporation
                  Matsushita Electric Industrial Co. Ltd.
                  Quantel Ltd. (a division of Carlton Communications Plc) SeaChange Corporation
                  Sony Corporation
                  Tektronix, Inc.

         Principal competitors in the desktop and consumer markets are:

                  Accom, Inc.
                  Adobe Systems, Inc.
                  Avid Technology, Inc.
                  Digitel Processing Systems, Inc.
                  Fast Multimedia
                  Hauppauge Digital, Inc.
                  Matrox Electronics Systems, Ltd.
                  Media 100, Inc.
                  Quantel Ltd. (a division of Carlton Communications Plc) Sony Corporation

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

[ ] We rely heavily on dealers and OEMs to market, sell, and distribute our products. In turn, we depend heavily on the success of these resellers. If these resellers do not succeed in effectively distributing our products, then our financial performance will be negatively affected.

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

[ ] If certain of our key employees leave or are no longer able to perform services for us, it could have a material adverse effect on our business. We may not be able to attract and retain a sufficient number of managerial personnel and technical employees to compete successfully.

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

[ ] We may be unable to protect our proprietary information and procedures effectively.

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

[ ] We may be adversely affected if we are sued by a third party or if we decide to sue a third party.

         There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. The Company is also exposed to litigation arising from disputes in the ordinary course of business. This litigation may

         - Divert management's attention away from the operation of our business
         -        Result in the loss of our proprietary rights
         -        Subject us to significant liabilities
         -        Force us to seek licenses from third parties
         -        Prevent us from manufacturing or selling products.

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

[ ] Because we sell products internationally, we are subject to additional risks.

         Sales of our products outside of North America represented approximately 53% of net sales in the six-month period ended December 31, 1999 and 61% of net sales in the year ended June 30, 1999. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased substantially during fiscal 1998 and 1999, especially for sales of consumer and desktop products into Europe. In fiscal 2000 and beyond, we expect that a majority of our European sales will be denominated in local foreign currency including the Euro. The Company has developed natural hedges for some of this risk in that most of the European selling expenses are also denominated in local currency. In addition to foreign currency risks, international sales and operations may also be subject to the following risks:

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

Future Y2K problems could hurt our business

         As of the date of this filing, we have not incurred any business disruptions nor any significant product issues as a result of Year 2000 issues. However, while no such occurrence has developed as of the date of this filing to our knowledge, Year 2000 issues may not become apparent as of this date and therefore, there is no assurance that the Company will not be affected by future disruptions. The Company will continue to monitor the issue vigilantly and work to remedy any issues that arise. It is uncertain to what extent we will be affected by the year 2000 problem, however, if the Company or its customers or if third parties or suppliers experience year 2000 problems, our business may be materially harmed.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

         The Company transacts business in various foreign currencies but primarily in those of Germany, France, Japan and the U.K. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company currently does not use financial instruments to hedge local currency activity at any of its foreign locations. Instead, the Company believes that a natural hedge exists, in that local currency revenues substantially offset the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 28, 1999, an action entitled Hot Key Pty Ltd. v. Pinnacle Systems, Inc., No. 99-20487 (RW) was filed against the Company in the United States District Court for the Northern District of California. The Complaint alleges that the Company breached a distribution agreement with the plaintiff, an Australian company, and alleges various legal causes of action, including fraud, breach of warranty, and breach of the implied covenant of good faith. The Complaint seeks compensatory and punitive damages of unspecified amounts. The Company has asserted a counterclaim for monies owed to it by the plaintiff. A trial date of June 12, 2000 has been set. The Company believes it has meritorious defenses to this action, and intends to vigorously defend itself. As of December 31, 1999, the potential liability, if any, cannot be assessed. Further, there can be no assurance, that if damages are ultimately awarded against the Company, that the financial position and results of operations of the Company will be unaffected.

Item 4.  Submission of Matters to a Vote of Security Holders


         On  October  26,  1999,   the  Company  held  its  Annual   Meeting  of
Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions. There were no broker non-votes with respect to item 1 below.

1. To elect seven directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

                                                                         VOTES
                  NOMINEE                           VOTES               WITHHELD
                  -------                           -----               --------

                  Mark L. Sanders                  19,941,069           523,794
                  Ajay Chopra                      19,938,669           526,194
                  L. Gregory Ballard               19,940,805           524,058
                  John Lewis                       19,941,055           523,808
                  L. William Krause                19,939,031           525,832
                  Glenn E. Penisten                19,941,069           523,794
                  Charles J. Vaughan               19,941,069           523,794


2. To approve an amendment to the 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 800,000 shares. The meeting was adjourned without approval of this proposal. On Friday, November 12, 1999, the meeting was reconvened with respect to this proposal only. The vote was as follows:

      FOR: 9,004,279  AGAINST: 12,374,496  ABSTAIN: 15,800   BROKER NON-VOTES: 0

3. To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal period ending June 30, 2000.

      FOR: 20,461,075    AGAINST: 1,948    ABSTAIN: 7,082    BROKER NON-VOTES: 0



Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               27.1        Financial Data Schedule


         (b)  Reports on Form 8-K

On  August  13,  1999 the  Company  filed a report  on Form 8-K  announcing  the
Company's acquisition of the Video Communications Division of the Hewlett-Packard Company. On October 15, 1999 the Company filed a report on Form 8-K/A relating to the Company's acquisition of the Video Communications Division of the Hewlett-Packard Company. The October filing amended the Form 8-K filing made on August 13, 1999 in order to file required financial statement disclosure of the acquired business and pro-forma financial statement disclosure.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PINNACLE SYSTEMS, INC.



Date: February 11, 2000     By:     /s/Mark L.  Sanders
                                -----------------------
                                    Mark L. Sanders
                                    President and Chief  Executive Officer


Date: February 11, 2000     By:     /s/Arthur D.  Chadwick
                                --------------------------
                                    Arthur D. Chadwick
                                    Vice President, Finance and Administration
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PINNACLE SYSTEMS, INC.



Date: February 11, 2000    By:
                                ------------------------------------------------
                                 Mark L. Sanders
                                 President and Chief Executive Officer


Date: February 11, 2000    By:
                                 -----------------------------------------------
                                 Arthur D. Chadwick
                                 Vice President, Finance and Administration and Chief Financial Officer
                                 (principal financial and accounting officer)