Form 10-Q
period 2000-03-31
PINNACLE SYSTEMS INC
filed 2000-05-15
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)



          California                                    94-3003809
          ----------                                    ---------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
 incorporation or organization)

         280 N. Bernardo Ave.
          Mountain View, CA                                94043
----------------------------------------                  -------
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

The number of shares of common stock outstanding as of May 5, 2000 was 50,027,626.

                                      INDEX
PART I - FINANCIAL INFORMATION

          ITEM 1 - Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets -
                       March 31, 2000 and June 30, 1999                                            3

                   Condensed Consolidated Statements of Operations -
                       Three-month and Nine-month Periods Ended
                       March 31, 2000 and 1999                                                     4

                   Condensed Consolidated Statements of Comprehensive Income
                       Three-month and Nine-month Periods Ended
                       March 31, 2000 and 1999                                                     5

                   Condensed Consolidated Statements of Cash Flow -
                       Nine months Ended - March 31, 2000 and 1999                                 6

                   Notes to Condensed Consolidated Financial Statements                            7

          ITEM 2 - Management's Discussion and Analysis of Financial

                       Condition and Results of Operations                                        12

          ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk                     24


PART II - OTHER INFORMATION

          ITEM 1 - Legal Proceedings                                                              24

          ITEM 2 - Changes in Securities and Use of Proceeds                                      24

          ITEM 6 - Exhibits and Reports on Form 8-K                                               25

                   Signatures                                                                     26

                                                2

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)
                                                                                                   March 31,              June 30,
                                                                                                     2000                   1999
                                                                                                   ---------              ---------
Assets

Current assets:
      Cash and cash equivalents                                                                    $  78,663              $  48,654
      Marketable securities                                                                           11,092                 31,058
      Accounts receivable, net                                                                        44,856                 35,449
      Inventories                                                                                     34,780                 22,221
      Deferred income taxes                                                                           12,573                 10,653
      Prepaid expenses and other assets                                                                4,655                  2,500
                                                                                                   ---------              ---------
                Total current assets                                                                 186,619                150,535

Marketable securities                                                                                  5,041                  9,266
Property and equipment, net                                                                           15,177                 10,809
Goodwill and other intangibles                                                                        74,512                 25,503
Other assets                                                                                             668                    356
                                                                                                   ---------              ---------
                                                                                                   $ 282,017              $ 196,469
                                                                                                   =========              =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                             $  25,058              $  12,744
      Accrued expenses                                                                                21,758                 14,530
      Accrued income taxes                                                                               386                  2,936
                                                                                                   ---------              ---------
                Total current liabilities                                                             47,202                 30,210
                                                                                                   ---------              ---------

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                                   --                      --
      Common stock, no par value; authorized 120,000 shares;
          49,658 and 45,526 issued and outstanding as of
          March 31, 2000 and June 30, 1999, respectively                                             229,190                169,078
      Retained earnings (accumulated deficit)                                                          9,458                   (389)
      Accumulated other comprehensive losses                                                          (3,833)                (2,430)
                                                                                                   ---------              ---------
                Total shareholders' equity                                                           234,815                166,259
                                                                                                   ---------              ---------
                                                                                                   $ 282,017              $ 196,469
                                                                                                   =========              =========

                                See accompanying notes to condensed consolidated financial statements                              3

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)

                                                                                Three-months Ended              Nine-months Ended
                                                                                ------------------              -----------------
                                                                                     March 31,                       March 31,
                                                                                     ---------                       ---------
                                                                                  2000           1999            2000           1999
                                                                              --------       --------        --------       --------
Net sales                                                                     $ 61,246       $ 40,147        $174,254       $111,592
Cost of sales                                                                   27,960         18,442          80,674         51,652
                                                                              --------       --------        --------       --------
          Gross profit                                                          33,286         21,705          93,580         59,940
                                                                              --------       --------        --------       --------
Operating expenses:
       Engineering and product development                                       7,447          4,282          19,660         10,935
       Sales and marketing                                                      14,699          9,795          40,244         28,255
       General and administrative                                                4,212          1,671           9,181          5,065
       Amortization of acquisition - related intangible assets                   4,757            505          11,839          1,194
       In-process research and development                                       1,100          6,579           3,100          6,579
                                                                              --------       --------        --------       --------

 Total operating expenses                                                       32,215         22,832          84,024         52,028
                                                                              --------       --------        --------       --------

 Operating income (loss)                                                         1,071         (1,127)          9,556          7,912

Interest income and other, net                                                     952          1,135           2,564          3,410
                                                                              --------       --------        --------       --------

 Income before income taxes                                                      2,023              8          12,120         11,322

Income tax expense                                                                 354             --           2,273          2,264
                                                                              --------        --------       --------       --------

Net income                                                                    $  1,669       $      8        $  9,847       $  9,058
                                                                              ========       ========        ========       ========

Net income per share
         Basic                                                                $   0.03       $   0.00        $   0.21       $   0.22
                                                                              ========       ========        ========       ========
         Diluted                                                              $   0.03       $   0.00        $   0.18       $   0.20
                                                                              ========       ========        ========       ========

Shares used to compute net income per share
         Basic                                                                  48,655         43,084          47,703         41,988
                                                                              ========       ========        ========       ========
         Diluted                                                                56,424         47,708          54,691         46,060
                                                                              ========       ========        ========       ========

                                See accompanying notes to condensed consolidated financial statements                              4

                                PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (In thousands)
                                                     Three-months Ended     Nine-months Ended
                                                     ------------------     -----------------
                                                          March 31,            March 31,
                                                          ---------            ---------
                                                      2000       1999       2000       1999
                                                   -------    -------    -------    -------
         Net income                                $ 1,669    $     8    $ 9,847    $ 9,058

         Foreign currency translation adjustment      (337)    (2,051)    (1,403)    (1,262)
                                                   -------    -------    -------    -------

         Comprehensive income (loss)               $ 1,332    $(2,043)     8,444    $ 7,796
                                                   =======    =======    =======    =======

           See accompanying notes to condensed consolidated financial statements           5

                                          PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                       (In thousands)

                                                                                       Nine months Ended March 31,
                                                                                       ---------------------------
                                                                                             2000        1999
                                                                                           --------    --------
          Cash flows from operating activities:

                Net income                                                                 $  9,847    $  9,058
                Adjustments to reconcile net income to net cash provided by (used in)
                  operating activities:
                     In-process research and development                                      3,100       6,579
                     Depreciation and amortization                                           15,050       3,301
                     Deferred taxes                                                          (1,442)       --
                     Changes in operating assets and liabilities:
                          Accounts receivable                                                (6,174)     (8,124)
                          Inventories                                                       (10,055)     (6,634)
                          Accounts payable                                                    3,629      (2,825)
                          Accrued expenses                                                     (634)        316
                          Accrued income taxes                                                3,244       1,095
                          Prepaid and Other                                                  (2,394)     (1,151)
                                                                                           --------    --------
                                Net cash provided by operating activities                    14,171       1,615
                                                                                           --------    --------

          Cash flows from investing activities:

                Purchases of property and equipment                                          (7,234)     (4,192)
                Cash paid for acquisitions                                                  (12,526)        120
                Net proceeds (payment) from maturity (purchase) of marketable securities     24,191     (27,274)
                                                                                           --------    --------
                                Net cash used in investing activities                         4,431     (31,346)
                                                                                           --------    --------

          Cash flows from financing activities:

                  Payments on note payable                                                     (163)     (2,237)
                  Proceeds from issuance of common stock                                      9,928       4,872
                                                                                           --------    --------
                                Net cash  provided from financing activities                  9,765       2,635
                                                                                           --------    --------

          Effects of exchange rate changes on cash                                            1,642        (788)
                                                                                           --------    --------

          Net increase (decrease) in cash and cash equivalents                               30,009     (27,884)
          Cash and cash equivalents at beginning of period                                   48,654      47,478
                                                                                           --------    --------

          Cash and cash equivalents at end of period                                       $ 78,663    $ 19,594
                                                                                           ========    ========

          Supplemental disclosures of cash paid during the period for:

                   Interest                                                                $      0    $      5
                                                                                           ========    ========
                   Income taxes                                                            $     83    $  1,088
                                                                                           ========    ========

          Non-cash transactions:
                  Common stock issued in business acquisitions                             $ 40,900    $  7,834
                                                                                           ========    ========

                          See accompanying notes to condensed consolidated financial statements               6

1.       Notes To Condensed Consolidated Financial Statements

         General

         The accompanying condensed consolidated financial statements are unaudited and include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries ("Pinnacle" or the "Company"). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements pursuant to the rules of the Securities and Exchange Commission. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and the income tax valuation allowance. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations, comprehensive income, and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

Accounting Pronouncements

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS 133, as amended, in the first quarter of its fiscal year ending June 30, 2001. The Company has not determined the impact if any that SFAS No. 133 will have on its results of operations or financial position.

Stock Split

         On February 4, 2000, the Company announced a two-for-one stock split to be paid on March 27, 2000 for shareholders of record on March 2, 2000. All references in the financial statements to number of shares, per share amounts, and stock option data of the Company's common stock have been restated to give effect to the stock split.

2.       Acquisitions

         Digital Editing Services, Inc.

         On March 30, 2000, the Company acquired all the outstanding common stock of Digital Editing Services, Inc. , a provider of real-time video analysis and database solutions ("DES"). In connection with the acquisition, Pinnacle paid $300,000 in cash and issued 287,752 shares of its common stock valued at $9.1 million ("initial payment"). The terms of the acquisition also included an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one year period ending March 30, 2001 ("earnout period"). Operating profits ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those revenues. No earnout payment will be made if operating profit does not exceed 10% of revenues during the earnout period. Any earnout will be paid in shares of the Company's common stock.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of DES and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of March 30, 2000. As of March 30, 2000, the Company recorded $1.4 million in tangible assets, $0.5 million in in-process research and development, $7.7 million in other identifiable intangibles including core/developed technology, customer base and other intangibles, assumed $4.3 million in liabilities, including $2.5 million in deferred taxes, and allocated $4.5 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five years.

         The amounts allocated to identifiable intangible assets and acquired in-process research and development were based on results of an independent appraisal using established valuation techniques in the high-technology industry. Such allocations, as well as those made to the remaining net assets, are preliminary and subject to further analysis. Subsequent changes to the purchase price allocation, within one year of the acquisition date, if any, will be recorded as adjustments to goodwill.

         Puffin Designs, Inc.

         On March 24, 2000, the Company acquired all the outstanding common stock of Puffin Designs, Inc. , a provider of content creation solutions ("Puffin"). In connection with the acquisition, Pinnacle issued 360,352 shares of its common stock valued at $11.2 million. In addition, Pinnacle assumed outstanding stock options and warrants covering 51,884 and 4,155 shares of stock respectively and valued at $336,000.

         The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Puffin and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of March 24, 2000. As of March 24, 2000, the Company recorded $0.6 million in assets, $0.6 million in in-process research and development, $0.9 million in other identifiable intangibles including core/developed technology, assumed $2.3 million in liabilities and allocated $12.0 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five years.

         The amounts allocated to identifiable intangible assets and acquired in-process research and development were based on results of an independent appraisal using established valuation techniques in the high-technology industry. Such allocations, as well as those made to the remaining net assets, are preliminary and subject to further analysis. Subsequent changes to the purchase price allocation, within one year of the acquisition date, if any, will be recorded as adjustments to goodwill.

         Hewlett-Packard

         On August 2, 1999, the Company completed the purchase of the Video Communications Division ("VID") of the Hewlett-Packard Company ("HP"). Under the terms of an asset purchase agreement dated June 30, 1999, Pinnacle Systems acquired substantially all of the assets of HP's Video Communications Division, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 1,546,344 shares of its common stock valued at $20.6 million. The Company incurred acquisition costs of approximately $0.4 million for a total purchase price of $33.6 million and assumed liabilities totaling $4.7 million.

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

         The amounts allocated to identifiable intangible assets and acquired in-process research and development, were based on results of an independent appraisal using established valuation techniques in the high-technology industry. Such allocations, as well as those made to the remaining net assets, are preliminary and subject to further analysis. Subsequent changes to the purchase price allocation, within one year of the acquisition date, if any, will be recorded as adjustments to goodwill.

         Truevision, Inc.

         On March 12, 1999, the Company acquired all the outstanding common stock of Truevision, Inc., a supplier of digital video products ("Truevision"). In connection with the acquisition, Pinnacle issued 1,648,412 shares of common stock valued at $11.5 million. In addition, Pinnacle issued to Truevision employees and Directors 279,356 options, valued at $0.7 million, to purchase common stock at an exercise price of $5.99. The Company also assumed 107,672 warrants valued at $0.1 million.

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

         APB 16 requires the preparation of pro-forma condensed statements of operations. Pro-forma statements are intended to represent a modification of historical financial statements as though a current event occurred at an earlier date. Separate, historical statements of operations for VID were never prepared by HP due to the de minimus nature of the VID business in proportion to HP as a whole. Thus, in order to derive such historical pro-forma information, Pinnacle would need to make assumptions based on current and forward-looking estimates. Such estimates could bear little relation to historical reality and could be misleading. Therefore, disclosure of such pro-forma condensed statements of operations have been omitted. Pro forma results of operations have not been presented for the DES and Puffin acquisitions because the effects of these acquisitions were not material on either an individual or an aggregate basis.

         Analysis of In-Process Research and Development

         The portion of the purchase prices allocated to in-process research and development for the above acquisitions represent development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the products status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technologically feasibility was achieved when a product is at beta stage. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. Based on these analyses and computations, in the nine-month period ended March 31, 2000, $0.5 million, $0.6 million and $2.0 million were charged to operations for the DES, Puffin and Hewlett-Packard acquisitions, respectively. In the nine-month period ended March 31, 1999, $6.2 million was charged to operations related to the Truevision acquisition.

3.       Subsequent Event

         On April 6, 2000 the Company acquired all the outstanding common stock of Montage Group, Ltd., a provider of networked non-linear editing solutions ("Montage"). In connection with the acquisition, Pinnacle issued 125,224 shares of its common stock valued at $3.7 million ("initial payment"). The terms of the acquisition also included an earnout provision wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two year period beginning April 6, 2000. Gross margins ranging between 40% to 50% of revenues would result in an additional payout of between 100% to 150% of related revenues. However, in the second year of the earnout, assuming the 40% gross margin threshold has been met, consideration will be paid only to the extent that the second year earnout calculation exceeds that of the first year. No earnout payment will be made in either year if gross margins do not exceed 40% of revenues exclusively. Earnout payments, if any, will be paid in shares of the Company's common stock.

         The acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of operations of Montage and the fair market value of the acquired assets and assumed liabilities will be included in the financial statements of the Company as of April 6, 2000.

4.        Per Share Information

For all periods presented, there were no adjustments to net income reported in the condensed consolidated statements of operations for determining net income used for basic and diluted earnings per share. The following table reconciles the denominators of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations:

                                                                    Three-months Ended  Nine-months Ended
                                                                    ------------------  -----------------
                                                                          March 31,         March 31,
                                                                          ---------         ---------
       (In thousands)                                                    2000     1999     2000     1999
                                                                       ------   ------   ------   ------
       Basic EPS - weighted average shares of common stock
             outstanding                                               48,655   43,084   47,703   41,988
       Effect of dilutive common equivalent shares - stock
             options outstanding                                        7,769    4,624    6,988    4,072
                                                                       ------   ------   ------   ------
       Diluted EPS - weighted average shares and common
             equivalent shares outstanding                             56,424   47,708   54,691   46,060
                                                                       ======   ======   ======   ======
       Options to purchase shares of common stock
             excluded due to anti-dilution                                  2        0       36       38
                                                                       ======   ======   ======   ======


5.       Segment Information

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

         The following is a summary of the Company's operations by operating segment (in thousands):

                              Three-months Ended        Nine-months Ended
                                   March 31,                March 31,
                             ---------------------    ---------------------
                                2000       1999         2000        1999
                             ---------   ---------    ---------   ---------
 Broadcast:
   Revenues                  $  22,628   $   6,480    $  58,987   $  18,326
   Gross profit                 14,079       3,918       36,838      10,517
   Operating income (loss)   $   1,203   $  (1,062)   $   4,797   $  (2,456)

 Desktop:
   Revenues                  $  26,472   $  23,034    $  76,364   $  62,626
   Gross profit                 13,705      13,381       40,772      37,215
   Operating income          $   2,155   $   5,695    $   7,777   $  14,897

 Consumer:
   Revenues                  $  12,146   $  10,633    $  38,903   $  30,640
   Gross profit                  5,502       4,406       15,970      12,208
   Operating income (loss)   $     915   $     819    $   2,184   $   2,050

 Combined:
   Revenues                  $  61,246   $  40,147    $ 174,254   $ 111,592
   Gross profit                 33,286      21,705       93,580      59,940
   Operating income          $   4,273   $   5,452    $  14,758   $  14,491


The  following  table   reconciles   revenues  and  operating  income  to  total
consolidated amounts (in thousands):
                                                                 Three-months Ended    Nine-months Ended
                                                                 ------------------    -----------------
                                                                      March 31             March 31,
                                                                      --------             ---------
                                                                    2000     1999       2000      1999
                                                                  -------   -------    -------   -------
            Total operating income for reportable segments        $ 4,273   $ 5,452    $14,758   $14,491
            Less: In-process research and development               1,100     6,579      3,100     6,579
                     Legal settlement                               2,102      --        2,102      --
                                                                  -------   -------    -------   -------
            Consolidated operating income (loss)                  $ 1,071   $(1,127)   $ 9,556   $ 7,912
                                                                  =======   =======    =======   =======

6.       Commitments and Contingencies

         On May 28, 1999, a complaint, Hot Key Pty Ltd. v. Pinnacle Systems, Inc., No. C-99-20487 (RMW) was filed against the Company in the United States District Court for the Northern District of California. The complaint was filed by a former distributor of Pinnacle and alleges causes of action for breach of contract, fraud and deceit, breach of the implied covenant of good faith and fair dealing, and breach of express warranty. The parties to this matter reached an out-of-court settlement in March 2000. The matter accordingly has been dismissed with prejudice. The settlement amount plus legal fees totaled $2.1 million and is included in general and administrative expenses.

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

Overview

         The Company primarily designs, manufactures, markets and supports video post-production tools for high quality real time video processing. These products are used to capture, compress and store and edit video and to perform a variety of video manipulation functions, including the addition of special effects, graphics and titles to multiple streams of live or previously recorded video material. The Company also manufactures, markets and sells products which allow users to watch television programming on their personal computers and recently, the Company introduced StreamGenie, a new portable webcasting solution for streaming live video program over the Internet. The Company operates in three strategic business groups - Broadcast, Desktop and Consumer - that target the principal markets in which the Company's products are sold.

Broadcast Market

         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. Currently, DVExtreme, Lightning, the Deko line and Thunder and MediaStream servers comprise the Company's suite of high performance real time products designed for on-air, broadcast and high-end, post-production applications. On April 7, 2000, Pinnacle announced the acquisition of Digital Editing Services and Montage Group LTD. These newly acquired companies are expected to form the basis of Pinnacle Systems' new Totally Networked News(TM) solutions family for broadcasting and webcasting with products such as VortexNews(TM) and Omega.

         In 1997, the Company commenced shipment of DVExtreme and Lightning. In the same year, the Company also completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. Currently the Company sells three products in the Deko line, - FXDeko, which began shipping in September 1999, TypeDeko and WriteDeko - and has recently announced additional products including FXDekoHD, a high definition character and graphics generator, HDDeko500, a real-time high definition character generator, and ClipDeko, an integrated clip option for the Company's complete line of character generators. In March 2000, the Company began shipping Rocket for FXDEko, a template-based tool that allows the generation of real-time 3D elements that can be automatically updated by live data streams.

         In June 1999, the Company introduced Thunder, the Company's first multi-channel video and audio clip server and iThunder, a real time video server for Internet broadcasting. In August 1999, the Company completed the acquisition of certain of the assets of the Hewlett-Packard Company including the
MediaStream server family. MediaStream compliments the Thunder family in providing a complete line of broadcast quality video server solutions. In February 2000, the Company introduced MediaStream 300, the newest member of the MediaStream family. The MediaStream 300 offers the high-quality, reliable playback and the comprehensive networking needed by today's broadcasters in an extremely compact, two-rack-unit package that is more affordable and more space efficient than previous MediaStream servers.

         VorteXNews(TM) from the Montage Group, gives users the ability to ingest, edit, store, broadcast and stream to the Internet live news and sports content entirely in the digital domain. The Omega sports package from Digital Editing Services, Inc. has been chosen by many leading professional and college teams for their video server and image database needs. Pinnacle began shipping Omega in March 2000.

         The broadcast market accounted for approximately 37.0% and 16.1% of net sales in the three-month periods ended March 31, 2000 and 1999, respectively and 33.9% and 16.4% of net sales in the nine-month periods ended March 31, 2000 and 1999, respectively.

Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression and decompression, editing, and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company traditionally has had two general classes of desktop products - digital video effects products and video capture and editing products. In January 2000, Pinnacle announced the formation of its new webcasting solutions business within its Desktop Products Group, emphasizing the Company's drive to introduce a suite of solutions for the internet media streaming marketplace.

         Digital video effects products which include the Alladin and Genie product families were released in 1994 and 1996 respectively. The Company's class of video capture and editing products, including ReelTime, ReelTime Nitro, miroVIDEO DC30, miroVIDEO DC50, miroVIDEO DV300/200 families and the TARGA family. In June 1999, the Company began shipping DC1000, a dual stream MPEG2 editing product and a companion DVD authoring option and in July 1999 began shipping the companion product DVD1000, which adds the capability to author fully featured DVD titles. In December 1999, the Company began shipping DV500, a complete real-time, dual-stream, digital video production system based on the industry standard DV (IEEE 1394 or Firewire) format, providing customers with a native DV editing environment. In January 2000, Pinnacle acquired Synergy International, makers of Hollywood FX software for video content creation applications. Hollywood FX products are currently being bundled with Pinnacle's DV500 and are being sold separately. In March 2000, the Company acquired Puffin Designs, Inc. a provider of content creation solutions. Puffin Designs has developed and sells an advanced set of software tools for real-time paint, rotoscoping and visual motion tracking. In April 2000 , the Company introduced Commotion 3.0, TARGA 3000 and TARGA Cine, and the DC2000 and

DVD2000. Commotion 3.0, developed by Puffin designs, is all-in-one solution that combines the power of the paintbrush with intuitive compositing and effects tools to deliver superior performance on the desktop. The TARGA 3000 is the Company's newest content creation and streaming platform. The TARGA 3000 allows users to choose processing in DV, MPEG-2 or true uncompressed 601, and even lets them mix these formats on a single timeline. The system delivers three realtime uncompressed video streams, plus five realtime graphics streams simultaneously. TARGA Cine delivers uncompressed standard-definition and uncompressed high-definition video solutions available only on the Macintosh(R). Pinnacle Systems' TARGA Cine, designed to take advantage of the incredible performance of the Power Mac(TM) G4.

         For its class of webcasting solutions, in December 1999, the Company announced StreamGenie, a new portable Web casting solution for streaming live video programming over the Internet. The Company intends to initiate shipment of Stream Genie before the end of fiscal 2000. In March 2000, the Company announced the StreamFactory(TM) Web Media Encoder that targets Internet broadcasters who require real-time web encoding of live or previously produced content.

         The desktop market accounted for approximately 43.2% and 57.4% of net sales in the three-month periods ended March 31, 2000 and 1999, respectively and 43.8% and 56.1% of net sales in the nine-month periods ended March 31, 2000 and 1999, respectively.


Consumer Market

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer (PC), camcorder and VCR. The Company also sells products that allow the consumer to watch TV, listen to FM radio and create their own videos on a PC. As of March 31, 2000, the Company's consumer product line included Studio DC10, Studio MP10, Studio PCTV and PCTV USB, and Studio DV. The Company began shipping Studio DV in September 1999. Studio DV enables consumers to edit and create high-quality digital videos right on their PC by taking input directly from DV camcorders. In November 1999, the Company began shipping the USB version of its Studio PCTV. The new USB version is an external device that lets consumers watch TV, listen to FM radio and create their own videos on a PC. In April 2000, Pinnacle introduced PC-HDTV. PC-HDTV will allow viewers to watch, record, and play back a HDTV program on a PC monitor at full resolution and high definition at a fraction of the cost of standalone HD television set.

         Consumer products are distributed direct to retail outlets and through retail distributors such as Ingram Micro. The Company also sells directly to end-users by accepting orders via the telephone and Internet. Price points of consumer products are lower than the Company's broadcast and desktop products and consumer products are marketed as computer peripheral products. The consumer market accounted for approximately 19.8% and 26.5% of net sales in the three-month periods ended March 31, 2000 and 1999, respectively and 22.3% and 27.5% of net sales in the nine-month periods ended March 31, 2000 and 1999, respectively.


Results of Operations

         Net Sales The Company's net sales increased 52.6% to $61.2 million in the three-month period ended March 31, 2000 compared to $40.1 million in the same period last year. Net sales increased 56.2% to $174.3 million in the nine-month period ended March 31, 2000 compared to $111.6 million in the same period last year.

                                                                      Increase
Quarter ended March 31:                     2000          1999       (Decrease)
                                            ----          ----       ----------
Product Group

Broadcast                                  $22,628        $6,480        249.2%
Desktop                                     26,472        23,034         14.9%
Consumer                                    12,146        10,633         14.2%
                                          --------      --------
                                          $ 61,246      $ 40,147         52.6%
                                          ========      ========

                                                                      Increase
Nine-months ended March 31:                 2000          1999       (Decrease)
                                            ----          ----       ----------
Product Group
-------------

Broadcast                                  $58,987       $18,326        221.9%
Desktop                                     76,364        62,626         21.9%
Consumer                                    38,903        30,640         27.0%
                                         ---------     ---------        ------
                                         $174,254      $ 111,592         56.2%
                                         =========     =========        ======


         Sales increased in all three product groups for the three and nine-month periods ended March 31, 2000 over the same periods last year. Broadcast sales increased 249% over the same quarterly period last year and 222% over the same nine-month period in the prior fiscal year and was primarily due to the sale of MediaStream products acquired by the Company from Hewlett-Packard in August 1999. For the desktop group, sales in the three-month period ended March 31, 2000 increased 14.9% over the same period last year and sales in the nine-month period ended March 31, 2000 increased 21.9% over the same period last year. Decreased sales of DC30, Alladin and Reel-time were offset sales of newer products such as the DV500and DC1000 in addition to the sale of TARGA products which were acquired from Truevision, Inc. in March 1999. In the consumer group, sales in the three-month period ended March 31, 2000 increased 14.2% over the same period last year and sales in the nine-month period ended March 31, 2000 increased 27.0% over the same period last year . Decreased sales of Studio 400 were offset by increased sales of the DC10 and PCTV product family and sales of new products such as Studio MP10 and Studio DV.

         International Sales. International sales (sales outside of North America) increased 52.6% in the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999 and accounted for approximately 59% of net sales in each of these periods. International sales increased 34.5% in the nine-month period ended March 31, 2000 compared to the nine-month period ended March 31, 1999 and accounted for approximately 55% and 64% of the Company's net sales respectively. The Company expects that international sales will continue to represent a significant portion of its net sales.

         Cost of Sales. Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers and value added resellers ("VARs"), retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently the Company's gross profit, varies depending on the product and the channel of distribution through which it is sold, the volume of product purchased and other factors. Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, provisions for obsolescence and shrinkage, and post sale customer support costs. For the each of the three-month and nine-month periods ended March 31, 2000 and 1999, cost of sales was approximately 46%.

         Engineering   and   Product   Development.   Engineering   and  product
development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries, benefits, depreciation and the cost of development tools. Engineering and product development expenses increased 73.9% to $7.4 million in the three-months ended March 31, 2000 from $4.3 million during the comparable three-month period in the prior year. The Company's engineering and product development expenses increased 79.8% to $19.7 million in the nine-months ended March 31, 2000 from $10.9 million during the nine-months ended March 31, 1999. As a percentage of sales, engineering and product development expenses increased to 12.2% in the quarter ended March 31, 2000 from 10.7% in the quarter ended March 31, 1999, and to 11.3% from 9.8% in the nine-months ended March 31, 2000 and 1999, respectively. The increase was due primarily to the personnel hired in connection with the Truevision and Hewlett-Packard acquisitions in addition to normal growth. Management believes that investment in research and development is crucial to its future growth and position in the industry. In addition to the Company's recent acquisitions which added research and development facilities in Orlando, Florida and New York City, the Company expects to continue to allocate significant resources to all of its engineering and product development locations including Mountain View, Grass Valley and Sausalito, California; Paramus, New Jersey; Gainesville, Florida; Braunschweig, Germany; Indianapolis, Indiana and Salt Lake City, Utah.

         Sales and Marketing . Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions paid to independent sales representatives, trade show expenses, advertising and promotional expenses including channel marketing funds and professional fees for marketing services. Sales and marketing expenses increased by 50.1% to $14.7 million in the three-month period ended March 31, 2000 from $9.8 million during the comparable three-month period in the prior year. The Company's sales and marketing expenses increased 42.4% to $40.2 million in the nine-months ended March 31, 2000 from $28.3 million in the nine-month period ended March 31, 1999. These increases period over period reflect the Company's investment in infrastructure focused on increasing product awareness and market share and on new and expanding product lines. Although sales and marketing expenditures have increased significantly year to year, as a percentage of net sales expenditures have fallen to 24.0% from 24.4% in the three-month periods ending March 31, 2000 and 1999, and to 23.1% from 25.3% in the nine-month periods ending March 31, 2000 and 1999, respectively. These decreases reflect a growth in sales exceeding incremental sales and marketing expenditures. Although management continues to invest substantial amounts in the Company's sales and marketing efforts, there can be no assurance that these current or increased sales and marketing expenditures will enable the Company to maintain or grow its current level of sales.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and MIS personnel, occupancy costs and other corporate administrative expenses. General and administrative expenses increased to $4.2 million for the three-months ended March 31, 2000 from $1.7 million for the three-months ended March 31, 1999. General and administrative expenses increased to $9.2 million for the nine-months ended March 31, 2000 from $5.1 million for the nine-months ended March 31, 1999. Included in general and administrative expenses in the three and nine-month periods ended March 31, 2000 is a legal settlement and related expenses totaling $2.1 million. Excluding this charge, general and administrative expenses increased 26.3% to $2.1 million for the three-months ended March 31, 2000 and 39.8% increased to $7.1 million for the nine-months ended March 31, 2000. As a percentage of total revenue, excluding the legal settlement, general and administrative expenses decrease to 3.4% from 4.2% in the three-month period ended March 31, 2000 and 1999 respectively, and to 4.1% from 4.5% in nine-months ended March 31, 2000 and 1999 respectively. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased investment necessary to manage and support the Company's increased scale of operations. These included staffing and associated benefits, investment in the Company's new SAP information system and legal and professional fees. The Company anticipates that for the near future, its general and administrative expenses, excluding the legal settlement, as a percentage of total revenues should remain at approximately the same percentage as in the first nine months of fiscal 2000.

         Amortization of Acquisition - Related Intangible Assets. Amortization of acquisition related intangibles consists of goodwill from acquisitions and other identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce amongst others. These assets are being amortized using the straight-line method over periods ranging from one month to nine years. The amortization increased from $0.5 million in the three-month period ended March 31, 1999 to $4.8 million in the three-month period ended March 31, 2000 and from $1.2 million to $11.8 million in the nine-month periods ended March 31, 1999 and 2000, respectively. These increases are due primarily to the amortization of goodwill and other intangibles acquired in the Truevision and Shoreline acquisitions in March 1999 and the acquisition of the Video Communication Division from the Hewlett-Packard Company in August 1999.

         In-Process Research and Development. During the nine-month period ended March 31, 2000, the Company recorded an in-process research and development charge of $3.1 million. This amount relates to the Company's acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company ("HP") in August 1999 and Digital Editing Services, Inc. and Puffin Designs, Inc. in March 2000. During the nine-month period ended March 31, 1999, the Company recorded an in-process research and development charge of $6.6 million. This amount relates to the Company's acquisition of Truevision and Shoreline Studios in March 1999. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

         The majority of the in-process research and development costs for the nine-month periods ended March 31, 2000 and 1999 relate to the HP and Truevision acquisitions respectively. The acquired in-process research and development from HP relates to the development of the next generation of Media Stream products. The acquired in-process research and development from Truevision relates to the development of the next generation of TARGA products. At the date of acquisition, revenues attributable to these future products were projected for purposes of valuing the acquired in-process research and development. Although the Company currently expects that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved. If the projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development project. In addition, the value of goodwill and other acquired intangible assets may also become impaired. Ongoing operations and financial results are subject to a variety of factors which may or may not have been known or estimable at the time of the acquisition. Current fiscal year estimates and valuations discussed above are subject to change.

         Interest Income and Other, Net. Interest income and other, net consists primarily of interest income generated from the Company's low risk investments in money market funds, government securities and high-grade commercial paper. In the three-months ended March 31, 2000 and 1999, net interest income was $1.0 million and $1.1 million respectively. In the nine-months ended March 31, 2000 and 1999, net interest income was $2.6 million and $3.4 million respectively. The decrease reflects a reduction in the Company's cash and marketable securities due primarily to the payment of $12.6 million to HP in connection with the Company's acquisition of HP's video server business. In addition, cash flows generated from Pinnacle's foreign operations and invested overseas obtain lower interest yields than investments made domestically.

         Income Tax Expense. Income taxes are composed of federal, state and foreign income taxes. The Company recorded a provision for income taxes of $0.4 million and zero for the three-month periods ended March 31, 2000 and 1999, respectively. The Company recorded a provision for income taxes of $2.3 million for the nine-month periods ended March 31, 2000 and 1999. The Company has provided a valuation allowance for a portion of its deferred tax assets as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. Total valuation allowance was $2.0 million and $6.2 million as of March 31, 2000 and June 30, 1999 respectively.

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

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of March 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $95 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities generated $14.2 million in cash during the nine-month period ended March 31, 2000. This was primarily attributable to the Company's net income of $28.0 after adjusting for depreciation, amortization and in-process research and development. This was partially offset by an increase in accounts receivable and inventories. Accounts receivable increased 26.5% from June 30, 1999 to March 31, 2000 although days sales outstanding in receivables decreased to 66 days at March 31, 2000 from 68 days at June 30, 1999. Inventory increased primarily due to the obligated purchase of inventory from the Hewlett Packard Company pursuant to the acquisition of their Video Communications Division in August 1999. Inventory management remains an area of focus as Pinnacle balances the need to maintain strategic inventory levels to ensure competitive lead times versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

         During the nine-month period ended March 31, 2000, cash flow from investing activities included $7.2 million invested in property and equipment, compared to $4.2 million in the nine months ended March 31, 1999. The higher level of expenditures for the nine months ended March 31, 2000 were primarily for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in August 1999 to accommodate increased headcount related to the HP acquisition and $3.5 million in capitalized expenditures related to the implementation of an SAP enterprise software system. As the Company continues to grow, it expects to incur ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital. Cash flow from investing activities also decreased due to the HP acquisition payment, which totaled $12.6 million.

         On August 2, 1999, the Company completed the purchase of HP's Video Communications Division. Under the terms of an asset purchase agreement dated June 30, 1999, Pinnacle Systems acquired substantially all of the assets of the Video Communications Division, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 1,546,334 shares of Pinnacle's common stock valued at $20.6 million. The Company incurred acquisition costs of approximately $0.4 million for a total purchase price of $33.6 million and assumed liabilities totaling $4.7 million.

         On March 24, 2000, the Company acquired all the outstanding common stock of Puffin Designs, Inc. , a provider of content creation solutions ("Puffin"). In connection with the acquisition, Pinnacle issued 360,352 shares of its common stock valued at $11.2 million. In addition, Pinnacle assumed outstanding stock options and warrants covering 51,884 and 4,155 shares of stock respectively and valued at $336,000. Pursuant to a stock restriction and registration rights agreement entered into by the parties, Pinnacle filed with the Securities and Exchange Commission a registration statement on Form S-3 with respect to the shares issued. There are however certain restrictions with respect to the disposition of a certain number of shares.

         On March 30, 2000, the Company acquired all the outstanding common stock of Digital Editing Services, Inc. , a provider of real-time video analysis and database solutions ("DES"). In connection with the acquisition, Pinnacle paid $300,000. in cash and issued 287,752 shares of its common stock valued at $9.1 million ("initial payment"). The terms of the acquisition also included an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one year period ending March 30, 2001 ("earnout period"). Operating profits ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those revenues. No earnout payment will be made if operating profit does not exceed 10% of revenues during the earnout period. The earnout will be paid in shares of the Companys' common stock.

         On April 6, 2000, the Company acquired all the outstanding common stock of Montage Group, Ltd., a provider of networked non-linear editing solutions ("Montage"). In connection with the acquisition, Pinnacle issued 125,224 shares of its common stock valued at $3.7 million ("initial payment"). The terms of the acquisition also included an earnout provision wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two year period beginning April 6, 2000. Gross margins ranging between 40% to 50% of revenues would result in an additional payout of between 100% to 150% of related revenues respectively. However, in the second year of the earnout, assuming the 40% gross margin threshold has been met, consideration will be paid only to the extent that the second year earnout calculation exceeds that of the first year. No earnout payment will be made in either year if gross margins do not exceed 40% of revenues exclusively. Earnout payments, if any, will be paid in shares of the Companys' common stock.

Factors Affecting Operating Results

|_| We have grown rapidly and expect to continue to grow rapidly. If we fail to effectively manage this growth, our financial results could suffer.

         We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, net sales in fiscal 1999 were $159.1 million compared to $105.3 million in fiscal 1998, a 51% increase, and net sales in the first nine months of fiscal 2000 were $174.3 million compared with $111.6 million in the first nine months of fiscal 2000. As a result of internal growth and recent acquisitions, we have increased the number of employees significantly over the last two fiscal years and many are geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption or diversion of focus from our core business activities and have an adverse effect on financial results.

|_| Any failure to successfully integrate the businesses we have acquired could negatively impact us.

         Since March 1999, we have completed six acquisitions. We may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

         - Distracting management from the day-to-day operations of our business

         - Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel

         - The potential to result in dilutive issuance of our equity securities

         - Incurring debt and amortization expenses related to goodwill and other intangible assets

|_| There are various factors which may cause our net revenues and operating results to fluctuate.

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

|_|      Our stock price may be volatile.

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

|_| We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, then we could be materially harmed.

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

         -     Potential increases in component lead times

         -     Unavailability of certain process technologies

         - Reduced control over delivery schedules, manufacturing yields, quality and costs

         -     Unexpected increases in component costs

         - Discontinued components for which substitute components may be difficult to procure

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

|_| We may fail to sell products in the consumer market.

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

         Additionally, factors beyond our control could hurt consumer product sales and consequently our financial condition. These factors include:

         -     Potential   compatibility   problems  with  other  manufacturers'
               electronic components

         -     The risk of obsolete inventory and inventory returns

         -     Difficulty in predicting the growth of the consumer video market

|_| If our products do not keep pace with the technological developments in the rapidly changing video post-production equipment industry, then we may be adversely affected.

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

|_| If we do not effectively compete, our business will be harmed.

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

         Principal competitors in the broadcast market include:

                  Accom, Inc.
                  Chyron Corporation
                  Leitch Technology Corporation
                  Matsushita Electric Industrial Co. Ltd.
                  Quantel Ltd. (a division of Carlton Communications Plc) SeaChange Corporation
                  Sony Corporation
                  Grass Valley Group

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

|_| We rely heavily on dealers and OEMs to market, sell, and distribute our products. In turn, we depend heavily on the success of these resellers. If these resellers do not succeed in effectively distributing our products, then our financial performance will be negatively affected.

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

|_| If certain of our key employees leave or are no longer able to perform services for us, it could have a material adverse effect on our business. We may not be able to attract and retain a sufficient number of managerial personnel and technical employees to compete successfully.

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

|_| We may be unable to protect our proprietary information and procedures effectively.

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

|_| We may be adversely affected if we are sued by a third party or if we decide to sue a third party.

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

|_| Because we sell products internationally, we are subject to additional risks.

         Sales of our products outside of North America represented approximately 55% of net sales in the nine-month period ended March 31, 1999 and 61% of net sales in the year ended June 30, 1999. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. Although the dollar amount of such foreign currency denominated sales was nominal during fiscal 1997, it increased substantially during fiscal 1998 and 1999, especially for sales of consumer and desktop products into Europe. In fiscal 2000 and beyond, we expect that a majority of our European sales will be denominated in local foreign currency including the Euro. The Company has developed natural hedges for some of this risk in that most of the European selling expenses are also denominated in local currency. In addition to foreign currency risks, international sales and operations may also be subject to the following risks:

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

|_|      Future Y2K problems could harm our business

         As of the date of this filing, we have not incurred any business disruptions nor any significant product issues as a result of Year 2000 issues. However, while no such occurrence has developed as of the date of this filing to our knowledge, Year 2000 issues may not become apparent as of this date and therefore, there is no assurance that the Company will not be affected by future disruptions. The Company will continue to monitor the issue vigilantly and work to remedy any issues that arise. It is uncertain to what extent we will be affected by the year 2000 problem, however, if the Company or its customer or if third parties or suppliers experience year 2000 problems, our business may be materially harmed.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 28, 1999, a complaint, Hot Key Pty Ltd. v. Pinnacle Systems, Inc., No. C-99-20487 (RMW) was filed against the Company in the United States District Court for the Northern District of California. The Complaint was filed by a former distributor of Pinnacle and alleges causes of action for breach of contract, fraud and deceit, breach of the implied covenant of good faith and fair dealing, and breach of express warranty. The parties to this matter reached an out-of-court settlement in March 2000. The matter accordingly has been dismissed with prejudice.

Item 2.    Changes in Securities and Use of Proceeds

(a) The Board of Directors approved a two-for-one stock split of the Company's common stock to holders of record on March 2, 2000 to be distributed on March 27, 2000. The Company's Restated Articles of Incorporation were amended to reflect the stock split.

(b) During the quarter, the Company issued an aggregate of approximately 648,000 shares of its common stock in exchange for the outstanding capital stock of Digital Editing Services, Inc. and Puffin Designs, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary. The Company has filed a Registration Statements on Form S-3 covering the resale of 360,352 of such securities.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 27.1        Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PINNACLE SYSTEMS, INC.



Date: May 11, 2000                             By: /s/Mark L.  Sanders
                                                   -----------------------------
                                                   Mark L. Sanders
                                                   President and
                                                   Chief Executive Officer


Date: May 11, 2000                             By: /s/Arthur D.  Chadwick
                                                   -----------------------------
                                                   Arthur D. Chadwick
                                                   Vice President, Finance
                                                   and Administration and
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PINNACLE SYSTEMS, INC.



Date: May 11, 2000                      By: ___________________________________
                                              Mark L. Sanders
                                              President and
                                              Chief Executive Officer

Date: May 11, 2000                      By: ___________________________________
                                              Arthur D. Chadwick
                                              Vice President, Finance and
                                              Administration and Chief
                                              Financial Officer (principal
                                              financial and accounting officer)