Form 10-K
period 2000-06-30
PINNACLE SYSTEMS INC
filed 2000-09-28
CIK 774695

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     _______________.

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

                                    Yes __X__  No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 13, 1999 as reported on the Nasdaq National Market System, was approximately $586,513,116. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

              As of September 13, 2000, registrant had outstanding
                       50,798,641 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held October 30, 2000.

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

ITEM 1.  BUSINESS

         Pinnacle Systems, Inc. (the "Company") is a supplier of video authoring, storage, distribution and Internet streaming solutions for broadcasters, business and professional "desktop" users, and consumers. Pinnacle's products are used to create, store, and distribute video content from television programs, TV commercials, pay-per-view, sports videos, corporate films to home movies. In addition, Pinnacle's products are increasingly being used to stream video over the Internet. Expanding distribution channels including cable television, direct satellite broadcast, video-on-demand, digital video disks (DVD) and the Internet have led to a rapid increase in demand for video content. This increasing demand for content to supply new and existing distribution channels is driving a need for affordable, easy-to-use video creation, storage, distribution and streaming tools.

         The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air and Internet streaming applications. For the desktop market, the Company provides computer based video editing and media creation products, products used to create video content and solutions used to stream live and recorded video over the Internet. To address the consumer market, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company's consumer products enable content to be created that is suitable for the Internet.

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

         Historically,  the video  production  industry has focused on providing program material for broadcast television and advertising. To create high quality video programs, producers have traditionally used expensive, dedicated video production equipment linked together in a complex interconnected system to form a "video-editing suite." Typical editing suites incorporate video recorders, switchers, digital video affects systems, still image management systems, character generators, electronic paint systems and other products, often provided by multiple manufacturers. These editing suites require highly skilled personnel to operate and maintain.

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

         Computer-based video solutions combining personal computers with specialized video processing technology can now provide video quality comparable to that of traditional editing suites at significantly lower cost. As a result, these computer-based video solutions are replacing the traditional editing suites. In addition, such solutions are often easier to use since they incorporate common graphical user interfaces. The lower cost and ease of use of computer-based video tools enable large numbers of creative individuals, previously untrained in video production, to produce professional quality video programming. This programming can be used in traditional ways, such as broadcasting over the air, via satellite, or used in homes and businesses, and now the Internet provides entirely new channels and ways of communicating through the use of video.

         With the widening deployment of broadband networks, video on the Interet has expanded tremendously. The use of the Internet has already enjoyed remarkable growth. The Internet has rapidly transitioned from text to still images and now to video, as users demonstrate an appetite for more information, presented in more persuasive and powerful ways. Video on the Internet is fundamentally different than television. Broadcast, cable and satellite delivery systems are ideal for reaching very broad markets, delivering content with mass appeal. Video over the Internet represents a basic shift in how we can communicate by providing the ability to affordably reach narrow targeted markets, anywhere in the world. Streaming video on the Internet is still in its infancy, but as broadband capability expands, these limitations should diminish, and the ability to create, store, stream and display high-quality video on the web will be an essential element for high-quality communications and entertainment.

The Pinnacle Approach

         The Company designs, manufactures, markets and supports computer-based video products to serve the broadcast, desktop and consumer markets. The
Company's products are based on its proprietary software and hardware technologies that offer the following benefits:

         Sophisticated Video Processing. Pinnacle's products provide advanced video processing and manipulation capabilities, such as the creation and addition of special effects, graphics and titles. Videographers constantly seek effects to give their programs a new look and to allow them to differentiate and enhance their end product.

         Real Time Interactivity. Pinnacle's products allow users to create video productions in real time. This real time interactivity gives users the flexibility to try many different effects and fine-tune the resulting content.

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

Company Strategy

         Pinnacle's goal is to take advantage of the growing traditional and Internet video opportunities and become the leading supplier of solutions for the creation, storage, streaming and viewing of video for a wide variety of purposes and applications. As broadband capability continues to increase, the need to create, store, stream and view high-quality video becomes more urgent. Pinnacle Systems has a proven ability to successfully migrate technology developed for broadcasters down to the desktop and even the consumer markets, and is now moving aggressively toward web based solutions in each of its businesses. To pursue its goal, the Company intends to implement the following strategies:

         Expand and Leverage Core Technologies. The Company intends to expand its core software and hardware technological base through both internal development and acquisitions. The Company uses a modular approach to product development. This allows it to leverage its investment in research and development across multiple product designs and minimize time to market.

         Establish an Industry Standard Video Processing Platform. The Company believes that as the desktop market continues to move toward an open architecture environment, companies will either provide an open architecture video-processing platform or develop end user editing applications. The Company's strategy is to establish an industry standard video-processing platform compatible with a broad range of applications. The platform technology combines real time video manipulation, video capture technology and a unified API.

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

         Acquire Complementary Businesses, Products and Technologies. The Company has grown and intends to continue to grow both internally as well as through the acquisition of complementary businesses, product lines or technologies. The Company frequently evaluates strategic acquisition opportunities that could enhance the Company's existing product offerings or provide an avenue for developing new complementary product lines. The Company believes that the video production industry is in a period of consolidation and that strategic acquisition opportunities may arise. For example, in August 1999, the Company completed the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company. The HP business was integrated with Pinnacle's video server group to provide a broad and powerful suite of video server solutions for traditional broadcast and Internet applications. In March 2000 the Company acquired Puffin Designs, Inc. which provides an extended suite of video software applications, and combined with Pinnacle's titling, character generator and graphics applications, allows the Company to offer a very powerful and complete set of software tools that further enhance the Company's leading position in video content creation. In March 2000 and June 2000, the Company acquired Digital Editing Services, Inc. and Avid Sports, Inc., respectively, adding technology and software related to sports editing, and in April 2000, the Company acquired the Montage Group, a leading supplier of news editing systems to the broadcast market.

Products

         The Company's products are designed to provide computer-based creation, streaming, storage and viewing products for broadcasters, professional "desktop" users and consumers.

         Broadcast Market

         For the broadcast market, the Company currently offers products that provide systems solutions to broadcasters. This includes products that provide real time digital effects, still image management and storage, and real time video character generation. Pinnacle also sells digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control surfaces for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 2000 were the DVExtreme, Lightning, Deko and Thunder and the Media Stream family of products. In addition, the Company sells BroadNet solutions, which is a network technology that enables the Company's broadcast products to be networked together for easy interoperability, and to exchange information through the Internet. In August 1999, the Company completed the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company. The acquisition included key technologies, intellectual property, the MediaStream server family of products as well as most managers and employees from that division. The MediaSteam server family complements the Company's Thunder family, to provide a more complete line of broadcast quality video-server solutions. In March 2000 and in June 2000, the Company acquired DES and Avid Sports, respectively. These companies supply sports editing software used by professional and school teams around the world. Combined, these businesses give Pinnacle a leading position in this important video market. In April 2000, the Company acquired the Montage Group, a leading supplier of news editing systems to the broadcast market. In April 2000, the Company announced the PDS9000, which is a new digital video production switcher for live on-air broadcasts.

         DVExtreme Family. DVExtreme is the Company's high performance, real time digital video effects system for broadcast and high-end, post-production customers which seek to incorporate unique special effects into their programming. DVExtreme, a Windows NT-based, multi-channel system, can simultaneously manipulate up to three channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other visual effects. The suggested list price for a DVEtreme ranges from $44,990 to $63,990, depending on the configuration.

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

         Thunder Family. The Thunder family of digital video servers is designed to record, store, retrieve and process digital video content for broadcast over conventional mediums or the Internet. The Thunder server family currently includes the four-channel Thunder MCS 4000 server, the two-channel MCS 2000 server, and iThunder. Thunder uses MPEG-2 and native DV video formats. Thunder's on-air application offers sophisticated asset management capabilities for identifying clips, transitions and stills and sequencing their play-out to air. By pairing the Thunder system with its Internet companion, iThunder, clips and programs can be instantly 'broadcast' over the World Wide Web. Through the iThunder HTML browser, remote Internet users can access and view video proxies via standard streaming technologies directly from their remote desktop location. The suggested list prices range from $11,000 to $69,000, depending on configuration.

           Media Stream Server Family. The Media Stream digital video server is designed to record, store, retrieve and process digital video content for broadcast over conventional mediums or the Internet. The Media Stream servers can handle up to 16 channels of MPEG-2 I/O. It includes a RAID disk expansion chassis that can be expanded to provide over 1000 hours of online storage. The RAIDs are protected with hot swappable power supplies and the entire system can be networked with high-speed Fibre channel to allow multiple servers to access the same content. The suggested list prices range from $11,000 to $69,000.

         PDS9000 Digital Video Switcher Family. The PDS 9000 family provides real time image processing for live on-air products. It includes nine integrated 3D digital effects systems, real time color correction, and is Broadnet compliant to provide the abilitiy to share graphic images over the Internet. The PDS9000 began production shipments in September 2000, and has a suggested list prices range from $89,000 to $110,000, depending on configuration.

Desktop Market

         The Company's desktop products are designed to provide video professionals tools to create high quality digital video productions and to distribute those products in the form of video tape, CD or DVD, or over the Internet. The Company has two general classes of desktop products: video creation and streaming products. The creation products allow users to create professional video productions and include the Alladin and Genie family of DVE's, the Reeltime family, DC30, DC50, DV500, DVD 2000 and the TARGA family of products. The streaming products allow users to send or "stream" live or previously recorded material over the internet and include the StreamGenie which is used to broadcast live events over the internet, and the StreamFactory, which encodes and streams previously recorded video content over the internet.

         The Company sells its desktop products through professional video dealers and through OEM arrangements. The primary OEM products are Genie and the TARGA family of products. OEM's who choose the TARGA family have a wide selection of configuration options to choose from. These options range from the TARGA 3200 with dual channel video capture, quad DVCPRO 50 decompression and 24 channel audio mixing, to less expensive versions without hardware codecs or audio DSP. A key competitive advantage of the Targa products is the robust real-time API written specifically for the TARGA 3000 family called CODI. The Company publishes an extensive software developers kit (SDK) for CODI and supports OEM and other developers through a dedicated Developer Services Group.

         Alladin and Genie Family. The Genie family of products offers a complete set of professional quality, real time 3D digital effects, switching, character generation, paint and still storage on a single personal computer interface ("PCI") board. While offering much of the functionality of Alladin, Genie does so at a much lower price point and is installed inside the computer rather than through an external port. GeniePlus integrates into linear desktop editing environments and includes input/output and software allowing the user to process up to two simultaneous streams of live video. In addition, a non-linear version of Genie is sold to OEM vendors who integrate and sell it with their non-linear editing products. A custom version of the GeniePlus is a key component of the Company's StreamGenie webcasting system. The suggested list price for a Genie is $5,990.

         ReelTime and ReeltimeNitro Family. ReelTime is a dual stream video and audio capture and playback card with real time special effects. ReelTime supports the Adobe Premiere editing software and additionally, ReelTime's open architecture is intended to support a wide variety of third-party video applications. ReelTime features real time transitions, along with real time chroma, luma and linear keying, titling, and a scalable architecture that supports the Company's Genie RT option. The Genie RT option incorporates the Pinnacle Genie add-in card and enables picture-in-picture motion and real time 3D effects, including page turns, ripples, spheres and hourglasses. This combined product has been named ReeltimeNitro. The suggested list price for Reeltime is $4,990 for an NTSC version and $5,990 for a PAL version. ReeltimeNitro lists for between $7,990 and $8,990.

         DC/DV Family. The DC/DV family of products is comprised of complete non-linear video and audio editing systems for professional videographers. These products include the DC 30, DC50, DV200, DV300, and DV500 product lines. The various products in this family consist of PCI-bus video capture and compression cards bundled with Adobe Premiere editing software. Different members of the DC/DV product line offer different combinations of composite video input/output, component video input/output, 1394 digital video input/output, and audio input/output. All targeted at the professional videographer products in the DC/DV family of video editing solutions are based on either the motion-JPEG, MPEG-2 or DV video compression/decompression standards. Some products in the DC/DV product family offer dual-stream playback with simultaneous real-time video effects. Products in the DC/DV family range in price from $499 to $1,999.

           DVD Family. The DVD 2000 is a professional quality video encoding and editing solution with real-time editing and DVD output capabilities. It combines frame accurate dual stream MPEG-2 video editing and DVD authoring. The DVD2000 is designed for corporate, event, and professional digital video artists who create marketing presentations, product demonstrations, training, entertainment, or educational DVDs. The dual stream nature of the product allows higher productivity by reducing the need to render video segments to finish a production. The product uses Pinnacle's "Smart GOP" MPEG-2 technology, and is capable of real time processing of titles and transitions, including more than 300 real time video effects. The suggested list price is $9,990.

         The TARGA Family. In April 2000, the Company introduced TARGA 3000 and Targa Cine products based on the memory-centric HUB3 architecture, a Pinnacle-designed technology for very high bandwidth video processing. The TARGA products are designed to power the next generation of non-linear video and audio editing solutions targeted at professional videographers and digital content creation applications. These new TARGA products can support uncompressed video processing, multiple codec formats such as DV and MPEG2, variable picture resolutions and aspect ratios for both standard definition and high definition television, variable frame rates, and very high precision color processing in both YUB and RGB. The first retail model in the TARGA 3000 family is the TARGA 3100 single-slot PCI card. TARGA 3100 is capable of realtime wipes, dissolves, color correction, scaling, keying and compositing of up to three streams of uncompressed video with up to seven full-color graphics streams. The TARGA 3100 comes bundled with Adobe Premiere for non-linear editing, augmented with custom Pinnacle software for real time performance, a critical competitive advantage. List price is $6995 for a basic system. Targa Cine is designed for the Apple Macintosh platform and comes bundled with Pinnacle's Commotion Pro and Hollywod FX software packages. The combination of the TARGA Cine engine and these three software applications all working together under the QuickTime API will be marketed as CineWave, the next wave in digital cinema. CineWave is targeted at digital cinematographers, broadcast designers, post-production specialists, webcasters and special effects artists, as well as the large community of video and multimedia producers working exclusively on the Macintosh platform. The products require professional audio/video tools at an affordable price. The CineWave system has a list price of $7995 for standard definition. High definition systems, including the computer and a modest amount of storage, start as low as $30,000, a price low enough to change the economic model of high definition post-production and stimulate the wider adoption of these advanced digital video formats.

         StreamGenie Family. The Stream Genie is designed to broadcast live events over the internet. It is a portable internet broadcast station in a box and supports multiple camera switching, simultaneous output for the Internet and video archiving, integrated professional titling, graphics, 3-D video effects, pro-audio and built-in network I/O. StreamGenie is ideally suited for webcasting corporate events, distance learning, conferences and concerts in both Real Networks SureStream and Microsoft Windows Media formats. StreamGenie is more versatile, more powerful, better integrated, more compact, less expensive and easier to use than competitive products. List price ranges from $19,995 to $24,995 depending on system configuration.

         StreamFactory. The StreamFactory is a real-time web stream encoder that accepts professional video and audio inputs. StreamFactory supports multiple data rate output in either Microsoft Windows Media or Real Networks SureStream formats. Designed to be a rack-mounted realtime streaming encoder, StreamFactory can be configured remotely, either from a LAN, or from across the country. Simply connect a VTR, video camera, or other A/V source direct to StreamFactory and convert to popular streaming formats in real-time. Pinnacle has designed StreamFactory from the ground up expressly for the 24x7 demands of Internet broadcasters. The StreamFactory was announced in April

2000, but production units are not expected to begin shipping until November 2000. It is expected to have a suggested list price of approximately $10,000.

Consumer Market

         The Company's consumer products allows consumers to edit their home video to create a professional looking "home movie" using a personal computer and camcorder. The Company has developed an easy to use software interface called the Studio application, which serves as the primary interface for all of the Studio products. The Company currently focuses on three Studio products:
Studio DV, Studio DC10 and Studio PCTV.

         Studio DV. The Studio DV is a consumer non-linear editing system, which uses DV technology. Video can be downloaded from a DV camcorder directly onto the computer hard drive. With the use of the Studio software, users can "drop and drag" video clips in the order they desire, add simple transitions between scenes and simple graphic, titles and music or audio to the production. The suggested list price for the Studio DV is $99.

         Studio DC10. The Studio DC10 is a consumer non-linear editing system, which uses JPEG compression technology. It allows the users to load their video on to a computer hard drive using a single stream PCI-bus video product which captures, compresses and decompresses video signals using a standard computer. The suggested list price for the Studio DC10 is $99.

         Studio PCTV. The Studio PCTV allows users to view television programming on their computer monitor. The television program can be viewed alone or while the user is working on the computer or surfing the internet. The suggested list price is $99.

Technology

         The Company is a technological leader in digital video processing, which includes real time video manipulation, video capture, digital video editing and storage. The National Academy of Television Arts and Sciences'
Outstanding Technical Achievement EMMY award has been awarded to Pinnacle on three occasions. In 1990, the Company received an EMMY for pioneering the concept of the video workstation. In 1994, the Company received an EMMY for developing technology which allows real time mapping of live video onto animated 3D surfaces and, in 1997, the Company received an EMMY for utilization of real time video manipulation technology in non-linear editing applications. In addition, the technology that the Company acquired from Digital Graphix was awarded two Emmy's prior to its acquisition by the Company.

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

         As of June 30, 2000, the Company had 162 people engaged in engineering and product development. The Company's engineering and product development expenses (excluding purchased in-process research and development) in fiscal
2000, 1999 and 1998 were $27.8 million, $16.1 million and $11.7 million respectively, and represented 11.7%, 10.1% and 11.1%, respectively, of net sales.

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

         The Company also sells and distributes its desktop products to OEMs that incorporate the Company's products into their video editing products and resell these products to other resellers and end users. These OEMs generally purchase the Company's products and are responsible for conducting their own marketing, sales and support activities. The Company attempts to identify and align itself with OEMs that are market share and technology leaders in the Company's target markets. In recent years the Company has been dependent on sales of primarily Genie products to Avid Technologies, Inc. ("Avid") which is a leading supplier of digital, non-linear video and audio editing systems for the professional video and film editing market. However, sales to Avid as a percentage of total Company sales has declined or remained flat during the last three years. Sales to Avid accounted for approximately 7.3% of net sales in fiscal 2000, 6.8% of net sales in fiscal 1999, 10.7% of net sales in fiscal 1998. Though the concentration of the net sales to a single OEM customer has decreased substantially during the last three years, it still subjects the Company to risks, in particular the risk that its operating results can vary on a quarter-to-quarter basis as a result of variations in the ordering patterns of OEM customers.

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

         Sales outside of North America represented approximately 55.0%, 60.8%, 57.6% of the Company's net sales for fiscal 2000, 1999, and 1998, respectively. The Company expects that sales outside of the United States will continue to account for a significant portion of its net sales. The Company makes foreign currency denominated sales in many countries, especially in Europe, exposing itself to risks associated with foreign currency fluctuations, though this risk is partially hedged since all local selling and marketing expenses are also denominated in those same currencies. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

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

         Competition for the Company's broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. The Company's principal competitors in this market include Chyron Corporation, Leitch Technology Corporation, Matsushita Electric Industrial Co. Ltd. ("Matsushita"), Quantel Ltd. (a division of Carlton Communications Plc) SeaChange Corporation, Sony Corporation ("Sony"), and Tektronix Inc., some of whom have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than the Company. In addition, some of these companies have established relationships with current and potential customers of the Company. Some of the Company's competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

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

         The Company relies on independent subcontractors who manufacture to the Company's specifications its consumer and certain desktop products and major subassemblies used in the Company's broadcast and other desktop products. This approach allows the Company to concentrate its manufacturing resources on areas where it believes it can add the most value, such as product testing and final assembly, and reduces the fixed costs of owning and operating a full scale manufacturing facility. The Company has manufacturing agreements with a number of U.S.-based subcontractors which include Pemstar, Flash Electronics and Sales Link (formerly PacLink), for the manufacture of Company's consumer and desktop products, and with Streiff & Helmold GmbH, which is located in Braunschweig, Germany. The Company's reliance on subcontractors to manufacture products and major subassemblies involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture these products or subassemblies in required volumes, the Company's business, financial condition and results of operations would be materially adversely affected.

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

Proprietary Rights and Licenses

         The Company's ability to compete successfully and achieve future revenue and profit growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company relies on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect its proprietary technology. In addition, the Company generally enters into confidentiality and nondisclosure agreements with its employees and OEM customers and limits access to and distribution of its proprietary technology. The Company currently holds a number of United States patents covering certain aspects of its technologies. Although the Company intends to pursue a policy of obtaining patents for appropriate inventions, the Company believes that the success of its business will depend primarily on the innovative skills, technical expertise and marketing abilities of its personnel, rather than upon the ownership of patents. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Such royalties to date have not been, and are not expected to be, material. Generally, such agreements grant to the Company nonexclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by the Company.

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

         The Company also leases space in Braunschweig, Germany which houses engineering, administrative, logistics and marketing operations for the Company's consumer and desktop products. The Braunschweig lease expires in April 2004. The Company also houses certain engineering and support operations in Indianapolis, Indiana and Paramus, New Jersey.

         Additionally, the Company leases facilities in Lowell, Massachusetts and Orlando, Florida, which house operations for the Company's recently acquired sports businesses.

         The Company also maintains sales and marketing support offices in leased facilities in various other locations throughout the world.

ITEM 3.  LEGAL PROCEEDINGS

         On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning the Company's business prospects during an alleged class period of April 18, 2000 through July 10, 2000. The Complaint does not specify damages. The Company intends to defend the case vigorously.

         We are engaged in other legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

                Name                    Age                         Position
                ----                    ---                         --------
Mark L. Sanders..................       57     President, Chief Executive Officer and Director

Ajay Chopra......................       43     Chairman of the Board, Vice President, General Manager, Desktop Products

Arthur D. Chadwick...............       43     Vice President, Finance and Administration and Chief Financial Officer

Georg Blinn......................       54     Vice President, General Manager, Pinnacle Systems GmbH

James E. Dunn....................       55     Vice President, Consumer Marketing and Sales, Americas

William Loesch...................       46     Vice President,  General Manager, Consumer Products

Robert Wilson....................       46     Vice President, General Manager, Broadcast Products


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

------------------------------------ ---------------------- -------------------
                                             High                    Low
------------------------------------ ---------------------- -------------------
Fiscal Year Ended June 30, 2000
------------------------------------ ---------------------- -------------------
     First Quarter.................          21.190                 13.000
------------------------------------ ---------------------- -------------------
     Second Quarter................          23.000                 12.940
------------------------------------ ---------------------- -------------------
     Third Quarter.................          35.500                 19.000
------------------------------------ ---------------------- -------------------
     Fourth Quarter................          31.438                 18.438
------------------------------------ ---------------------- -------------------

------------------------------------ ---------------------- -------------------
Fiscal Year Ended June 30, 1999
------------------------------------ ---------------------- -------------------
     First Quarter.................           9.563                  4.641
------------------------------------ ---------------------- -------------------
     Second Quarter................           9.563                  4.750
------------------------------------ ---------------------- -------------------
     Third Quarter.................          11.813                  8.047
------------------------------------ ---------------------- -------------------
     Fourth Quarter................          16.938                 10.125
------------------------------------ ---------------------- -------------------

------------------------------------ ---------------------- -------------------

         As of September 13, 2000 there were approximately 412 stockholders of record of the common stock. The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future.

         On February 4, 2000, the Company announced a two-for-one stock split of the Company's common shares. This was paid in the form of a 100% stock distribution on March 27, 2000 to stockholders of record on March 2, 2000. Accordingly, all share and per share data for the periods presented have been restated to reflect the stock split.

         During the quarter ended June 30, 2000, the Company issued an aggregate of approximately 1,069,437 shares of its common stock in exchange for the outstanding capital stock of the Montage Group, Ltd. and Avid Sports, Inc. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor (either alone or through its representative) with access to all relevant information necessary.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables set forth selected consolidated financial data for each of the years in the five-year  period ended June 30, 2000. The consolidated statements  of  operations  data and  balance  sheet data are  derived  from the
consolidated   financial   statements   of  Pinnacle   Systems,   Inc.  and  its
subsidiaries,  which have been audited by KPMG LLP,  independent  auditors.  The results for the fiscal year ended June 30, 2000 are not  necessarily  indicative of the results for any future period. The selected  consolidated  financial data set forth below should be read in conjunction  with the  consolidated  financial statements  as of June 30,  2000 and 1999 and for each of the years in the three year period ended June 30, 2000 and notes thereto set forth on Pages F-1 to F-27 and "Management's  Discussion and Analysis of Financial Condition and Results of
Operations."


CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(In thousands, except per share data)
                                                           2000         1999         1998         1997         1996
                                                        ---------    ---------    ---------    ---------    ---------
Net sales                                               $ 237,967    $ 159,098    $ 105,296    $  37,482    $  46,151
Cost of sales                                             113,573       74,022       48,715       23,997       23,854
                                                        ---------    ---------    ---------    ---------    ---------
             Gross profit                                 124,394       85,076       56,581       13,485       22,297
                                                        ---------    ---------    ---------    ---------    ---------
Operating expenses:
       Engineering and product development                 27,767       16,137       11,652        7,579        5,140
       Sales and marketing                                 56,126       38,871       28,365       12,464        8,907
       General and administrative                          10,554        6,840        5,342        3,702        2,186
       Legal settlement                                     2,102         --                                     --
       Amortization of goodwill and other intangibles      18,382        2,289          936          203
       In process research and development                  3,500        6,579       16,960        4,894        3,991
                                                        ---------    ---------    ---------    ---------    ---------
             Total operating expenses                     118,431       70,716       63,255       28,842       20,224
                                                        ---------    ---------    ---------    ---------    ---------
             Operating income (loss)                        5,963       14,360       (6,674)     (15,357)       2,073
Interest income, net                                        3,403        4,742        3,139        2,867        3,345
                                                        ---------    ---------    ---------    ---------    ---------
             Income (loss) before income taxes              9,366       19,102       (3,535)     (12,490)       5,418
Income tax expense                                         (1,779)        (666)      (2,685)      (2,445)      (1,734)
                                                        ---------    ---------    ---------    ---------    ---------
       Net income (loss)                                $   7,587    $  18,436    $  (6,220)   $ (14,935)   $   3,684
                                                        =========    =========    =========    =========    =========

Net income (loss) per share
       Basic                                            $    0.16    $    0.43    $   (0.17)   $   (0.50)   $    0.13
                                                        =========    =========    =========    =========    =========
       Diluted                                          $    0.14    $    0.39    $   (0.17)   $   (0.50)   $    0.12
                                                        =========    =========    =========    =========    =========

Shares used to compute net income (loss) per share
       Basic                                               48,311       42,780       35,628       29,608       28,632
                                                        =========    =========    =========    =========    =========
       Diluted                                             55,442       46,966       35,628       29,608       31,212
                                                        =========    =========    =========    =========    =========


                                                           2000         1999         1998         1997         1996
                                                        ---------    ---------    ---------    ---------    ---------
CONSOLIDATED BALANCE SHEET DATA: (In thousands)
Working capital                                         $ 127,719    $ 120,325    $ 100,496    $  57,662    $  72,337
Total assets                                              322,799      196,469      132,937       70,007       84,561
Long-term debt                                               --           --            163          475         --
Retained earnings (accumulated deficit)                     7,198         (389)     (18,825)     (12,605)       2,330
Shareholders' equity                                      259,620      166,259      114,392       62,711       80,198

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

         Certain statements in this Management's Discussions and Analysis and elsewhere in this Report on Form 10-K are forward-looking statements based on current expectations, including each of the last sentence of "Gross Profit", the last sentence of "Engineering and Product Development" and the last sentence of "General and Administrative" under "Comparison of the Years Ended June 2000 and 1999" and the last sentence of the first paragraph under "Liquidity and Capital Resources". These statements entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Operating Results".

Overview

         Pinnacle Systems Inc. (the "Company") is a leading supplier of video authoring, storage, distribution and Internet streaming solutions for broadcasters, business and professional "desktop" users, and consumers. Pinnacle's products are used to create, store, and distribute video content from television programs, TV commercials, pay-per-view, sports videos, corporate films to home movies. Pinnacle's products are increasingly being used to stream video over the Internet. Expanding distribution channels including cable television, direct satellite broadcast, video-on-demand, digital video disks
(DVD) and the Internet have led to a rapid increase in demand for video content. This increasing demand for content to supply new and existing is driving an urgent need for affordable, easy-to-use video creation, storage, distribution and streaming tools.

         The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air, and Internet streaming applications. For the desktop market, the Company provides computer-based video editing and media creation products and products used to create video content and solutions used to stream live and recorded video over the Internet. To address the consumer market, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company's consumer products enable users to create content that is suitable for the Internet.

Acquisitions

Avid Sports, Inc.

         On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a leading provider of sports editing and online sports media management solutions ("ASports"). In connection with the acquisition, Pinnacle issued 944,213 shares of its common stock valued at $22.7 million and assumed 138,158 options valued at $1.9 million. Pinnacle also incurred approximately $350,000 in transaction costs.

         In September 2000, the Company agreed to issue additional stock to certain former shareholders of ASports if the closing price of the Company's Common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If the share price does not reach this level, the value of the additional shares to be issued shall be equal to 944,213 multiplied by the difference between the average closing stock during the month of May 2001 and $23 per share.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of ASports and the fair market value of the acquired assets and liabilities assumed have been included in the consolidated financial statements of the Company as of June 30, 2000. On June 30, 2000, the Company recorded $5.8 million in tangible assets and $13.4 million in other identifiable intangibles including core/developed technology, customer base and other intangibles, assumed $15.5 million in liabilities, including $5.4 million in deferred taxes, and allocated $21.2 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods respectively.

Propel Ahead, Inc.

         On June 30, 2000, the Company acquired all the outstanding common stock of Propel Ahead, Inc. a provider of sports editing and online sports media management solutions ("Propel"). In connection with the acquisition, Pinnacle agreed to pay the former shareholder of Propel $3.2 million. Pinnacle also incurred approximately $100,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Propel and the fair market value of the acquired assets and liabilities assumed have been included in the consolidated financial statements of the Company as of June 30, 2000. On June 30, 2000, the Company recorded $0.1 million in tangible assets and $3.0 million in identifiable intangibles including core/developed technology assumed $1.3 million in liabilities including $1.2 million in deferred taxes, and allocated $1.5 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods respectively.

Montage Group, Ltd.

         On April 7, 2000 the Company acquired all the outstanding common stock of Montage Group, Ltd., a provider of networked non-linear editing solutions ("Montage"). In connection with the acquisition, Pinnacle issued 125,224 shares of its common stock valued at $3.7 million ("initial payment") and incurred approximately $325,000 in transaction costs. The terms of the acquisition also included an earnout provision wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two-year period beginning April 7, 2000. Gross margins ranging between 40% to 50% of revenues would result in an additional payout of between 100% to 150% of related revenues respectively. However, in the second year of the earnout, assuming the 40% gross margin threshold has been met, consideration will be paid only to the extent that the second year earnout calculation exceeds that of the first year. No earnout payment will be made in either year if gross margins do not exceed 40% of revenues exclusively. Earnout payments, if any, will be paid in shares of the Company's common stock.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of Montage and the fair market value of the acquired assets and assumed liabilities have been included in the consolidated financial statements of the Company as of April 7, 2000. On April 7, 2000, the Company recorded $2.8 million in tangible assets, $0.4 million in in-process research and development, $1.6 million in other identifiable intangibles including core/developed technology and assumed $4.2 million in liabilities and allocated $3.5 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively.

Digital Editing Services, Inc.

         On March 30, 2000 the Company acquired all the outstanding common stock of Digital Editing Services, Inc., a provider of real-time video analysis and database solutions ("DES"). In connection with the acquisition, Pinnacle paid $300,000 in cash and issued 287,752 shares of its common stock valued at $9.1 million ("initial payment")and incurred $270,000 in transaction costs. The terms of the acquisition include an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one-year period ending March 30, 2001 ("earnout period"). Operating profits for DES ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those associated revenues respectively. No earnout payment will be made if operating profit does not exceed 10% of revenues during the earnout period. Any earnout will be paid in shares of the Company's common stock.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of DES and the fair market value of the acquired assets and assumed liabilities have been included in the consolidated financial statements of the Company as of March 30, 2000. As of March 30, 2000, the Company recorded $1.8 million in tangible assets, $0.5 million in in-process research and development, and $8.2 million in other identifiable intangibles including core/developed technology assumed $4.6 million in liabilities, including $3.3 million in deferred taxes, and allocated $3.8 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively.

Puffin Designs, Inc.

         On March 24, 2000, the Company acquired all the outstanding common stock of Puffin Designs, Inc., a provider of content creation solutions ("Puffin"). In connection with the acquisition, Pinnacle issued 360,352 shares of its common stock valued at $11.2 million. In addition, Pinnacle assumed outstanding stock options and warrants representing 51,884 and 4,155 shares of stock respectively and valued at $336,000.

         The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Puffin and the fair market value of the acquired assets and assumed liabilities have been included in the consolidated financial statements of the Company as of March 24, 2000. As of March 24, 2000, the Company recorded $0.5 million in tangible assets, $0.6 million in-process research and development, $1.2 million in identifiable intangibles including core/developed technology assumed $1.7 million in liabilities and allocated $11.2 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively.

Synergy, Inc.

         On January 11, 2000, the Company acquired all the outstanding common stock of Synergy, Inc. makers of the popular, award-winning Hollywood FX software for video content creation applications ("Synergy"). In connection with the acquisition, Pinnacle paid Synergy $200,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Synergy and the fair market value of the acquired assets and liabilities assumed have been included in the financial statements of the Company as of January 11, 2000. Goodwill of $233,500 is being amortized using the straight-line method over a five-year period.

Video Communications Division of Hewlett Packard

         On August 2, 1999, the Company completed the purchase of the Video Communications Division ("VID") of the Hewlett-Packard Company ("HP"). Under the terms of an asset purchase agreement dated June 30, 1999, Pinnacle Systems acquired substantially all of the assets of HP's VID, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 1,546,344 shares of its common stock valued at $20.6 million. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling $10.1 million.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of VID and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of August 2, 1999. As of August 2, 1999, the Company recorded $7.3 million in tangible assets, $2.0 million in in-process research and development, $19.1 million in other identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce, assumed $10.1 million in liabilities and allocated $15.4 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from nine months to five years.

Broadcast Market

         The broadcast market generally requires very high technical performance such as real time 10-bit processing, control of multiple channels of live video and specialized filtering and interpolation. From the Company's inception in 1986 until 1994, substantially all of the Company's revenues were derived from the sale of products into the broadcast market. Currently, DVExtreme, Lightning, the Deko line and Thunder and Media stream servers comprise the Company's suite of high performance real time products designed for on-air, broadcast and high-end, post-production applications.

         In 1997, the Company commenced shipment of DVExtreme and Lightning. In the same year, the Company also completed the acquisition of the Deko titling and character generation product line from Digital Graphix, Inc. Currently the Company sells three products in the Deko line, FXDeko, which began shipping in September 1999, TypeDeko and WriteDeko and has recently announced additional products including FXDekoHD, a high definition character and graphics generator, HDDeko500, a real-time high definition character generator, and ClipDeko, an integrated clip option for the Company's complete line of character generators. In March 2000, the Company began shipping Rocket for FXDEko, a template-based tool that allows the generation of real-time 3D elements that can be automatically updated by live data streams.

         In June 1999, the Company introduced Thunder, the Company's first multi-channel video and audio clip server and iThunder, a real time video server for Internet broadcasting. In August 1999, the Company completed the acquisition of VID from HP including the Media Stream server family. Media Stream compliments the Thunder family in providing a complete line of broadcast quality video server solutions. In February 2000, the Company introduced MediaStream 300, the newest member of the MediaStream family. The MediaStream 300 offers the high-quality, reliable playback and the comprehensive networking needed by today's broadcasters in an extremely compact, two-rack-unit package that is more affordable and more space efficient than previous MediaStream servers.

         On April 7, 2000, Pinnacle announced the acquisitions of DES a provider of real-time video analysis and database solutions, and Montage, a provider of networked non-linear editing solutions. On June 30, 2000 the Company announced the acquisition of ASports, a leading provider of sports editing and online sports media management solutions. VorteXNews(TM) from Montage, gives users the ability to ingest, edit, store, broadcast and stream to the Internet live news and sports content entirely in the digital domain. The video solutions from ASports and DES have been chosen by many leading professional and college teams for their video server and image database needs. These newly acquired companies are expected to form the basis of Pinnacle's new Totally Networked News(TM) solutions family to create powerful and comprehensive media management, editing and streaming solutions for broadcasters and sports organizations.

         The broadcast market accounted for approximately 36.0%, 16.9% and 24.2% of net sales in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Desktop Market

         The Company's desktop products are designed to provide high quality video capture, compression and decompression, editing and real time video manipulation capabilities for computer based video post-production systems. They are generally offered at significantly lower price points than equipment included in traditional editing suites and are integrated into the computer by a value-added reseller, an OEM, or the end user. The Company traditionally has had two general classes of desktop products - digital video effects products and video capture and editing products. In January 2000, Pinnacle announced the formation of its new webcasting solutions business within its desktop products group, emphasizing the Company's drive to introduce a suite of solutions for the internet media-streaming marketplace.

         Digital video effects products which include the Alladin and Genie product families were released in 1994 and 1996 respectively. The Company's class of video capture and editing products, including ReelTime, ReelTime Nitro, miroVIDEO DC30, miroVIDEO DC50, miroVIDEO DV300/200 families and the TARGA family. In June 1999, the Company began shipping DC1000, a dual stream MPEG2 editing product and a companion DVD authoring option and in July 1999 began shipping the companion product DVD1000, which adds the capability to author fully featured DVD titles. In December 1999, the Company began shipping DV500, a complete real-time, dual-stream, digital video production system based on the industry standard DV (IEEE 1394 or Firewire) format, providing customers with a native DV editing environment. In January 2000, Pinnacle acquired Synergy, makers of Hollywood FX software for video content creation applications. Hollywood FX products are currently being bundled with Pinnacle's DV500 or sold separately. In March 2000, the Company acquired Puffin a provider of content creation solutions. Puffin has developed and sells an advanced set of software tools for real-time paint, rotoscoping and visual motion tracking. In June 2000, the Company began shipping Commotion 3.0 and TARGA 3000. Commotion 3.0, developed by Puffin, is an all-in-one solution that combines the power of the paintbrush with intuitive composting and effects tools to deliver superior performance on the desktop. TARGA 3000 is the Company's newest content creation and streaming platform. TARGA 3000 allows users to choose processing in DV, MPEG-2 or true uncompressed digital 601 format, and even lets them mix these formats on a single timeline. The system delivers three real-time uncompressed video streams, plus five real-time graphics streams simultaneously.

         For its class of webcasting solutions, in December 1999, the Company announced StreamGenie, a new portable Web casting solution for streaming live video programming over the Internet. The

Company began shipping StreamGenie in June 2000. In March 2000, the Company announced the StreamFactory(TM) Web Media Encoder that targets Internet broadcasters who require real-time web encoding of live or previously produced content.

         The desktop market accounted for approximately 42.7%, 56.5% and 57.5% of net sales in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     Consumer Market

         The Company's consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer (PC), camcorder and VCR. In addition, the Company recently announced a solution for capturing, editing and sharing video over the Internet. The Company also sells a product line that allows consumers to watch TV, listen to FM radio and create their own videos on a PC. As of June 30, 2000, the Company's consumer product line included Studio DC10, Studio MP10, Studio PCTV and PCTV USB, and Studio DV. The Company began shipping Studio DV in September 1999. Studio DV enables consumers to edit and create high-quality digital videos right on their PC by taking input directly from DV camcorders. In November 1999, the Company began shipping the USB version of its Studio PCTV, a device that lets consumers watch TV, listen to FM radio and create their own videos on a PC.

         Consumer products are distributed directly to retail outlets and through retail distributors such as Ingram Micro. The Company also sells directly to end-users by accepting orders via the telephone and Internet. Price points of consumer products are lower than the Company's broadcast and desktop products and consumer products are marketed as computer peripheral products. The consumer market accounted for approximately 21.3%, 26.6% and 18.3% of net sales in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Results of Operations


         The  following  table sets forth,  for the periods  indicated,  certain consolidated statement of operations data as a percentage of net sales:
                                                                      Fiscal Years Ended June 30,
                                                                      ---------------------------
                                                                  2000            1999           1998
                                                                  ----            ----           ----
Net sales                                                          100.0%          100.0%          100.0%
Cost of sales                                                       47.7            46.5            46.3
                                                                  ------          ------          ------
                 Gross profit                                       52.3            53.5            53.7
Operating expenses:
     Engineering and product development                            11.7            10.1            11.1
     Sales and marketing                                            23.6            24.4            26.9
     General and administrative                                      4.4             4.3             5.1
     Legal settlement                                                0.9             -               -
     Amortization of goodwill and other intangibles                  7.7             1.5             0.9
     In-process research and development                             1.5             4.1            16.1
                                                                  ------          ------          ------
         Total operating expenses                                   49.8            44.4            60.1
                                                                  ------          ------          ------
         Operating income (loss)                                     2.5             9.1            (6.4)
Interest income, net                                                 1.4             3.0             3.0
                                                                  ------          ------          ------
     Income (loss) before income taxes                               3.9            12.1            (3.4)
Income tax expense                                                   0.7             0.4             2.5
                                                                  ------          ------          ------
     Net income (loss)                                               3.2%           11.7%           (5.9)%
                                                                  ======          ======          ======

The tables below include sales data by business group:

Net Sales

                  Fiscal Years Ended June 30,          '00 - '99  '99 - '98
Group             2000         1999         1998        % Change   % Change
-----             ----         ----         ----        --------   --------

Broadcast      $ 85,618     $ 26,917     $ 25,521        218.1%       5.5%
Desktop         101,698       89,798       60,335         13.3%      48.8%
Consumer         50,651       42,383       19,440         19.5%     118.0%
               --------     --------     --------         ----       ----
               $237,967     $159,098     $105,296         49.6%      51.1%
               ========     ========     ========         ====       ====



Sales Percentages

Group              2000          1999          1998
-----              ----          ----          ----

Broadcast          36.0%         16.9%         24.2%
Desktop            42.7%         56.5%         57.5%
Consumer           21.3%         26.6%         18.3%
                  ------        ------        ------
                  100.0%        100.0%        100.0%
                  ======        ======        ======

Comparison of the Years Ended June 30, 2000 and 1999

         Net Sales. Net sales increased in all three product groups in the fiscal year ended June 30, 2000, compared to fiscal 1999. Broadcast sales increased 218.1% primarily due to the sale of products obtained through acquisition. These included the sale of MediaStream products acquired from Hewlett-Packard and from sports and news solutions acquired from DES, Asports, and Montage. In the desktop group, sales increased 13.3% in the fiscal year ended June 30, 2000, over fiscal 1999. Sales of new generation products such as DV500 and DC1000 plus the sale of TARGA products acquired from Truevision, Inc. in March 1999 more than compensated for a decrease in sales of DC30, DV300, DC50 and Reel-time. In the consumer group, sales increased 19.5% in the fiscal year ended June 30, 2000 over fiscal 1999. Decreased sales of Studio 400 were offset by sales of newer products such as Studio DV, Studio USB1 and Studio MP10.

         International sales (sales outside of North America) increased 35.4% in the fiscal year ended June 30, 2000 and accounted for approximately 55.0% and 60.8% of the Company's net sales in fiscal 2000 and 1999, respectively. The increase in absolute sales in fiscal 2000 was derived primarily from increased sales into the United Kingdom and the Asia Pacific regions. Sales into continental Europe also increased. As a percentage of Pinnacle's total net sales, international sales decreased primarily due to an increase in domestic sales from the broadcast group. The Company expects that international sales will continue to represent a significant portion of its total net sales.

         Gross Profit. Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers and value added resellers ("VARs"), retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, the Company's gross profit, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors. Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, provisions for obsolescence and shrinkage. In the fiscal year ended June 30, 2000, total gross profit decreased to 52.3% from 53.5% in the fiscal year ended June 30, 1999. While broadcast margins increased slightly from year to year, desktop margin dropped to 52.5% from 59.5% in the fiscal years ended June 30, 2000 and 1999, respectively. The drop in desktop margin was primarily due to a change in product mix. Broadcast margins increased slightly due to a favorable product mix which included sales of Media Stream products. Consumer margins for the fiscal year ended June 30, 2000 were generally unchanged from fiscal 1999. The Company has experienced and expects to continue to experience pricing pressures on its products as the industry matures and competition increases.

         Engineering   and   Product   Development.   Engineering   and  product
development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses increased 72.1% to $27.8 million in the fiscal year ended June 30, 2000 from $16.1 million in fiscal 1999. As a percentage of sales, engineering and product development expenses were 11.7% in the fiscal year ended June 30, 2000 versus 10.1% in fiscal 1999. The increase was due primarily to the personnel hired in connection with the HP and Truevision acquisitions which occurred in August 1999 and March 1999, respectively. Pinnacle believes that investment in research and development is crucial to its future growth and position in the industry. In addition to the Company's recent acquisitions which added research and development facilities in Orlando, Florida (DES), New York City (Montage), and Lowell Massachusetts (ASports), the Company expects to continue to allocate significant resources to all of its engineering and product development locations including Mountain View, Grass Valley and Sausalito, California; Paramus, New Jersey; Gainesville, Florida; Braunschweig, Germany; Indianapolis, Indiana and Salt Lake City, Utah.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 44.4% to $56.1 million in the fiscal year ended June 30, 2000 from $38.9 million last fiscal year. These increases reflect expenditures to achieve the Company's goal of increased sales and market share and expanded product awareness. Sales and marketing expenses also increased due to acquisitions, notably the video communications division of Hewlett Packard, expanded operations in Japan and new expenditures in connection with product releases. Although sales and marketing expenditures increased significantly year to year, as a percentage of net sales, expenditures dropped to 23.6% in fiscal 2000 from 24.4% in fiscal 1999. This decrease reflects a growth in sales exceeding incremental sales and marketing expenditures.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and MIS personnel, occupancy costs and other corporate administrative expenses. General and administrative expenses increased 54.3% to $10.6 million in the fiscal year ended June 30, 2000 from $6.8 million in the fiscal year ended June 30, 1999. As a percentage of total revenue, general and administrative expenses were 4.4% and 4.3% in the fiscal years ended June 30, 2000 and 1999, respectively. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased investment necessary to manage and support the Company's increased scale of operations. These included staffing and associated benefits, non-capitalized expenses related to the Company's new SAP information system, and legal and professional fees. The Company anticipates that for the near future, its general and administrative expenses, excluding the legal settlement, as a percentage of net sales, should remain at approximately the same percentage as in fiscal 2000.

         In-Process Research and Development. During the year ended June 30, 2000, the Company recorded an in-process research and development charge of approximately $3.5 million mostly related to the acquisitions of the VID from HP, Puffin, DES and Montage. During the year ended June 30, 1999, the

Company recorded an in-process research and development charge of approximately $6.6 million mostly related to the Truevision acquisition.

         The amounts charged to in-process research and development were based on results of independent appraisals using established valuation techniques in the high-technology industry. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technological feasibility was achieved when a product reached beta stage. The values assigned to purchased in-process research and development were determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. A discount and attribution rate of 35% was used in the VID valuation and a 30% rate was used on the valuations of Puffin, DES and Montage.

         Amortization of Acquisition - Related Intangible Assets. Amortization of acquisition related intangibles consists of amortization of goodwill and identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce amongst others. These assets are being amortized using the straight-line method over periods ranging from nine-months to nine years. The amortization increased from $2.3 million in the fiscal year ended June 30, 1999 to $18.4 million in the year ended June 30, 2000. This increase is due primarily to the amortization of goodwill and other intangibles acquired in the Truevision and VID acquisitions March and August 1999, respectively.

         Interest Income, net. Net interest income and other consists primarily of interest income generated from the Company's low risk investments in money market funds, government securities and high-grade commercial paper. In the fiscal year ended June 30, 2000, interest income decreased approximately 28.2% to $3.4 million from $4.7 million in fiscal 1999. The decrease reflects a reduction in the Company's cash and marketable securities due to an acquisition payment of $12.6 million paid to HP in August 1999. In addition, positive cash flows generated from Pinnacle's foreign operations and invested overseas obtain lower interest yields than investments made domestically.

         Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. The Company recorded provisions for income taxes of $1.8 million and $0.7 million for the fiscal years ended 2000 and 1999, respectively. The provision for income taxes as a percentage of pretax income was 19% and 3.5%, respectively. The tax rates in both fiscal years ended 2000 and 1999 are lower than the statutory tax rate mainly due to the reduction of the Company's valuation allowance. The tax rate in fiscal year 1999 was significantly lower than the rate in fiscal year 2000 as a larger portion of valuation allowance was written down during fiscal 1999. The tax rate in fiscal year 2000 was also increased by nondeductible in-process R&D and goodwill amortization as a result of various acquisitions during the year. The total valuation allowance was $9.3 million and $6.2 million as of June 30, 2000 and 1999, respectively.

         As of June 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $13.9 million and $5.7 million , respectively. The Company's federal net operating loss carryforwards expire in the years 2012 through 2020, if not utilized. The Company's state net operating loss expires in the years 2002 through 2005, if not utilized. In addition, the Company had federal research and experimentation credit carryforwards of $3.1 million which expire in the years 2001 through 2020, and state research and experimentation credit carryforwards of $2.3 million which have no expiration provision.

Comparison of the Years Ended June 30, 1999 and 1998

         Net Sales. The Company's net sales increased 51.1% to $159.1 million in fiscal 1999 from $105.3 million in fiscal 1998. The increase is primarily attributable to increases in desktop and consumer product sales. Broadcast sales increased slightly and were augmented by the release of Thunder and FXDeko. Desktop sales in fiscal 1999 increased 48.8% over fiscal 1998. This was driven primarily by increased sales from existing products including the DC30, DC50, Reeltime and DV300 in addition to sales generated from new product releases notably the DC1000. Desktop sales also increased due to the acquisition of Truevision in March 1999 which added the TARGA and Ready-to-Edit products. Consumer sales increased 118.0% due to a full year of sales of the Studio 400 which was released at the end of fiscal 1998. Consumer sales also grew due to increased sales of PCTV and the introduction of Studio DC10 and Studio MP10.

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

         In-Process Research and Development. During the year ended June 30, 1999, the Company recorded an in-process research and development charge of approximately $6.6 million mostly related to the acquisition of Truevision. During the year ended June 30, 1998, the Company recorded an in-process research and development charge of approximately $17.0 million related to the Miro acquisition.

         The amounts to acquired in-process research and development, were based on results of an independent appraisal using established valuation techniques in the high-technology industry. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technological feasibility was achieved when a product reached beta stage. The values assigned to purchased in-process research and development were determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate. Discount rates of 35% and 43% were used for the Truevision and Miro valuations, respectively.

         Interest Income, net. Net interest income increased 51.1% to $4.7 million in fiscal 1999 from $3.1 million in fiscal 1998. The increase was due to an increase in cash and marketable securities due primarily to the completion of a public offering in November 1997. Thus, fiscal 1999 includes one full year of interest income from these proceeds.

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

         As of June 30, 1999, the Company has federal research and experimentation and alternative minimum tax credit carryforwards of $0.7 million which expire between 2012 and 2014, and state research and experimentation credit carryforwards of $0.6 million which have no expiration provision.

         Liquidity and Capital Resources

         The Company has funded its operations to date through the sale of equity securities as well as through cash flows from operations. As of June 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $82.1 million. The Company believes that existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities generated $4.6 million in cash in the fiscal year ended June 30, 2000. This was primarily attributable to the Company generating $36.4 million after adjusting net income for in-process research and development charges, depreciation and amortization, and the tax benefit from exercised options net of deferred taxes. This amount was largely offset by an increase in accounts receivable and inventories and a decrease in accounts payable and accrued expenses. Net trade accounts receivable increased 55.4% from June 30, 1999 to June 30, 2000 and days sales outstanding in receivables increased to 70 days at June 30, 2000 from 62 days at June 30, 1999. The increase in accounts receivable is primarily due to sales growth which was 49.6% in fiscal 2000. Inventory increased due to overall growth and from acquisitions including the purchase of approximately $5.0 million in inventory from HP pursuant to the acquisition of VID in August 1999. This inventory purchase occurred in February and March of 2000 and was paid in April 2000. Inventory management remains an area of focus as Pinnacle balances the need to maintain strategic inventory levels to ensure competitive lead times and provide timely customer service versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Cash was used also to pay down accounts payable and accrued obligations assumed through acquisitions.

         During the year ended June 30, 2000, cash flow from investing activities included net payments of $12.3 million related to acquisitions versus net receipts of $0.4 in fiscal 1999. The majority of the payment in fiscal 2000 related to the VID acquisition from HP. Amounts invested in property and equipment in fiscal 2000 were $8.6 million compared to $7.7 million in the year ended June 30, 1999. The high level of expenditures in fiscal 2000 was primarily for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansions in August 1999 to accommodate increased headcount related to the HP VID acquisition and the implementation of the SAP enterprise software system. As the Company continues to grow, it expects to incur ongoing purchases of property and equipment. Such capital expenditure are planned to be financed from working capital.

         Cash flows from financing activities consist mostly of proceeds from the purchase of the Company's common stock through the employee stock purchase plan ("ESPP") and the exercise of employee stock options. Financing activities provided $13.5 million in fiscal 2000 versus $6.5 million in fiscal 1999. The Company recently experienced a sharp drop in the market price of its common stock. The Company may experience a decrease in the cash proceeds from the ESPP and stock option exercises if the stock maintains a moderately low price level.

         On July 14, 2000 the Company's Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock. The shares would be purchased in the open market from time to time.

FACTORS AFFECTING OPERATING RESULTS

         |X| There are various factors which may cause our net revenues and operating results to fluctuate.

     Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

     - Increased competition and pricing pressure

     - Timing of significant orders from and shipments to major customers, including OEM's and our large broadcast accounts.

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

     - Accuracy of our and our resellers' forecasts of end-user demand

     - Accuracy of inventory forecasts

     - Ability to obtain sufficient supplies from our subcontractors - Timing and level of consumer product returns

     - Foreign currency fluctuations - Costs of integrating acquired operations

     - General domestic and international economic conditions, such as the recent economic downturns in Asia and Latin America


    We also experience significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in Europe. Also, we attend a number of annual trade shows which can influence the order pattern of products, including CEBIT in March, the NAB convention held in April and the IBC convention held in September. Our operating expense levels are based, in part, on our expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

         |X| We have grown rapidly and expect to continue to grow rapidly. If we fail to effectively manage this growth, our financial results could suffer.

     We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, net sales in fiscal 2000 were $238.0 million compared to $159.1 million in fiscal 1999, a 49.6% increase. As a result of internal growth and recent acquisitions, we have increased the number of employees significantly over the last two fiscal years and many are geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption or diversion of focus from our core business activities and have an adverse effect on financial results.

         |X| Any failure to successfully integrate the businesses we have acquired could negatively impact us.

     In June 2000, we acquired Avid Sports, Inc., and in April 2000, we acquired Montage Group, Ltd. In March 2000, we acquired Digital Editing Services, Inc. and Puffin Designs, Inc. Also, in 1999, we acquired the Video Communications Division of the Hewlett-Packard Company, Truevision, Inc. and Shoreline Studios, Inc. We may in the near-or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

     - Distracting management from the day-to-day operations of our business

     - Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel

     - The potential to result in dilutive issuance of our equity securities

     - Incurring debt and amortization expenses related to goodwill and other intangible assets

         |X|      Our stock price may be volatile.

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

     - Changes in securities analysts' recommendations

     - Announcements of acquisitions

     - Changes in earnings estimates made by independent analysts

     - General fluctuations in the stock market

     Our revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock. In July 2000, we announced that financial results for the fourth quarter of Fiscal 2000, which ended June 30, 2000, would be lower than the then current analyst consensus estimates regarding Pinnacle's quarterly results. In the day following this announcement, our share price lost more than 59% of its value and our shares continue to trade in a price range significantly lower than the range held by our shares before this announcement.

     With the advent of the Internet, new avenues have been created for the dissemination of information. Pinnacle has no control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in the best interest of Pinnacle and its shareholders. This, in addition to other forms of investment information including newsletters and research publications, could result in a sharp decline in the market price of our common stock.


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

     In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc., et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against Pinnacle and certain officer and director defendants.

We have publicly announced that we intend to defend the case vigorously. It is possible that additional similar litigation could be brought against us in the future. The securities class action lawsuit described above and any similar litigation which may be brought against Pinnacle could result in substantial costs and will likely divert management's attention and resources. Any adverse determination in such litigation could also subject us to significant liabilities.

         |X| We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, then we could be materially harmed.

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

     - Potential delays in lead times

     - Unavailability of certain process technologies

     - Reduced control over delivery schedules, manufacturing yields, quality and costs

     - Unexpected increases in component costs

     If any significant subcontractor or single or limited source supplier becomes unable or unwilling to continue to manufacture these subassemblies or provide critical components in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Additional sources may not be available and product redesign may not be feasible on a timely basis. This could materially harm our business. Any extended interruption in the supply of or increase in the cost of the products, subassemblies or components manufactured by third party subcontractors or suppliers could materially harm our business.

         |X| If our products do not keep pace with the technological developments in the rapidly changing video post-production equipment industry, then we may be adversely affected.

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

         |X|      If we do not effectively compete, our business will be harmed.

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

Principal competitors in the broadcast market include:

     Accom, Inc.
     Chyron Corporation
     Grass Valley Group
     Leitch Technology Corporation
     Matsushita Electric Industrial Co. Ltd.
     Quantel Ltd. (a division of Carlton Communications Plc)
     SeaChange Corporation
     Sony Corporation
     Tektronix, Inc.

Principal competitors in the desktop and consumer markets are:

    Accom, Inc.
    Adobe Systems, Inc.
    Apple Computer
    Avid Technology, Inc.
    Dazzle Multimedia
    Digitel Processing Systems, Inc.
    Fast Multimedia
    Hauppauge Digital, Inc.
    Matrox Electronics Systems, Ltd.
    Media 100, Inc.

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

We rely heavily on dealers and OEMs to market, sell and distribute our products. In turn, we depend heavily on the success of these resellers. If these resellers do not succeed in effectively distributing our products, then our financial performance will be negatively affected.

    These resellers may not effectively promote or market our products or they may experience financial difficulties and even close operations. Our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

     - Refuse to promote or pay for our products

     - Discontinue our products in favor of a competitor's product

    Also, with these distribution channels standing between us and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products and not because there is a significant demand for them.

    As to consumer products offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, some of which are out of our control:

     - We are obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations

     - The distributors or retailers may not continue to stock and sell our consumer products.

     - Retailers and retail distributors often carry competing products

         |X|      We must retain key employees to remain competitive.

    Certain of our key employees leave or are no longer able to perform services for us, it could have a material adverse effect on our business. We may not be able to attract and retain a sufficient number of managerial personnel and technical employees to compete successfully. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. Our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. There are not enough engineers, technical support, software services and managers available to meet the current demands of the computer industry. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. Also, employees may leave our employ and subsequently compete against us, or contractors may perform services for competitors of ours. If we are unable to retain key personnel, our business could be materially harmed.

         |X| We may be unable to protect our proprietary information and procedures effectively.

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

         |X| We may be adversely affected if we are sued by a third party or if we decide to sue a third party.

    There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. We are also exposed to litigation arising from disputes in the ordinary course of business. This litigation may:

     - Divert management's attention away from the operation of our business

     - Result in the loss of our proprietary rights

     - Subject us to significant liabilities

     - Force us to seek licenses from third parties

     - Prevent us from manufacturing or selling products

     Any of these results could materially harm our business.

     In the course of business, we have in the past received communications asserting that our products infringe patents or other intellectual property rights of third parties. We investigated the factual basis of such communications and negotiated licenses where appropriate. It is likely that in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms, or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation.

         |X| Because we sell products internationally, we are subject to additional risks.

     Sales of our products outside of North America represented approximately 55% of net sales in the period ended June 30, 2000 and 61% of net sales in the year ended June 30, 1999. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. In fiscal 2000 and beyond, we expect that a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. Pinnacle has developed natural hedges for some of this risk in that most of the European operating expenses are also denominated in local currency.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

     The Company transacts business in various foreign currencies, primarily the Euro and those of Germany, France, the U.K., and Japan. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company currently does not use financial instruments to hedge local currency activity at any of its foreign locations. Instead, the Company believes that a natural hedge exists, in that local currency revenues substantially offsets the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

Fixed Income Investments

     The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of marketable securities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests primarily in US Treasury Notes and high-grade commercial paper and generally holds them to maturity. Consequently, the Company does not expect any material loss with respect to its investment portfolio.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  Company's   consolidated  financial  statements  and  the  independent auditors' report appear on pages F-1 through F-27 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held October 30, 2000, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         The following  financial  statements are  incorporated  by reference in
Item 8 of this Report:

Independent Auditors' Report                                                F-2
Consolidated Balance Sheets, June 30, 2000 and 1999                         F-3
Consolidated Statements of Operations for years ended
     June 30, 2000, 1999 and 1998                                           F-4
Consolidated Statements of Comprehensive Income (Loss) for years ended
     June 30, 2000, 1999 and 1998                                           F-5
Consolidated Statements of Shareholders' Equity for the years ended
     June 30, 2000, 1999 and 1998                                           F-6
Consolidated Statements of Cash Flows for the years ended
     June 30, 2000, 1999 and 1998                                           F-7
Notes to Financial Statements                                               F-8

(a)(2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts

         Schedules, other than those listed above, have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, is inapplicable, or because the information required is included in the consolidated financial statements or the notes thereto.

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

                  4.2(4) Stock Restriction and Registration Rights Agreement dated August 2, 1999 by and between the Registrant and the Hewlett-Packard Company.

                  4.3(5) Registration Rights Agreement dated March 29, 2000 by and between the registrant and Puffin Designs, Inc.

                  4.4(6)           Registration Rights Agreement dated March 29,
                                   2000  by  and  between  the   registrant  and
                                   Digital Editing Services, Inc.

                  4.5(7)           Stock  acquisition  and  Exchange   Agreement
                                   dated  as of  June  29,  2000  by  and  among
                                   Pinnacle Systems, Inc., Avid Sports, Inc., the Stockholders of Avid Sports, Inc. and David Grandin, as Stockholders' Representative.

                  10.31 1987 Stock Option Plan, as amended, and form of agreements thereto.

                  10.43 1994 Employee Stock Purchase Plan, and form of agreement thereto.

                  10.51 1994 Director Stock Option Plan, and form of agreement thereto.

                  10.61 Form of Indemnification Agreement between the Registrant and its officers and directors.

                  10.11*(1)        Development     and    Original     Equipment
                                   Manufacturing  and  Supply  Agreement,  dated
                                   March 16, 1994,  between  Registrant and Avid
                                   Technology, Inc.

                  10.14(1)         Master   Agreement,   dated  March  4,  1994,
                                   between  Registrant  and Bell  Microproducts,
                                   Inc.

                  10.17(1) Agreement, dated September 8, 1994, between Registrant and Mark L. Sanders.

                  10.21(3)         1996   Stock   Option   Plan,   and  form  of
                                   agreements thereto.

                  10.22(3) 1996 Supplemental Stock Option Plan, and form of agreements thereto.

                  22.1             List of subsidiaries of the Registrant.

                  23.1             Consent of Independent Auditors and Report on
                                   Schedule.

                  24.1             Power of Attorney (See Page 31).

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

3 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (Reg. No. 333-74071) as filed on March 8, 1999.

4 Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-84739) filed by the Registrant with the Securities and Exchange Commission.

5. Incorporated by reference to the exhibits to the Registration Statement on Form S-3 filed by the Registrant on April 24, 2000.

6. Incorporated by reference to the exhibits to the Registration Statement on Form S-3 filed by the Registrant on July 27, 2000.

7. Incorporated by reference to the exhibits to the Registration Statement on Form 8-K filed by the Registrant on July 14, 2000.

     (b) Reports on Form 8-K.

         On April 13, 2000,  the Company  filed a report on Form 8-K  announcing
     the  Company's  acquisition  of  Puffin  Designs,   Inc.,  Digital  Editing
     Services, Inc. and the Montage Group, Ltd.

     (c) Exhibits. See Item 14(a)(3) above.

     (d) Financial Statement Schedule. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PINNACLE SYSTEMS, INC.

                               By:    /s/ MARK L. SANDERS
                                      ------------------------------------------
                                      Mark L. Sanders
                                      President, Chief Executive Officer and
                                      Director

Date: September 25,  2000

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                               Title                                    Date
      ---------                               -----                                    ----

/s/ Mark L. Sanders        President, Chief Executive Officer and Director       September 25, 2000
-------------------------  (Principal Executive Officer)
Mark L. Sanders

/s/ Arthur D. Chadwick     Vice President, Financial and Administration and      September 25, 2000
-------------------------  Chief Financial Officer (Principal Financial and
Arthur D. Chadwick         Accounting Officer)


/s/ Ajay Chopra            Chairman of the Board, Vice President, Desktop        September 25, 2000
-------------------------  Products
Ajay Chopra

/s/ L. Gregory Ballard     Director                                              September 25, 2000
-------------------------
L. Gregory Ballard


/s/ L. William  Krause     Director                                              September 25, 2000
-------------------------
L. William Krause

/s/ John Lewis             Director                                              September 25, 2000
-------------------------
John Lewis

/s/ Glenn E. Penisten_     Director                                              September 25, 2000
-------------------------
Glenn E. Penisten

/s/ Charles J. Vaughan      Director                                             September 25, 2000
-------------------------
Charles J. Vaughan

INDEX TO FINANCIAL STATEMENTS


-        Independent Auditors' Report                                       F-2

-        Consolidated Balance Sheets                                        F-3

-        Consolidated Statements of Operations                              F-4

-        Consolidated Statements of Comprehensive Income (Loss)             F-5

-        Consolidated Statements of Changes in Shareholders' Equity         F-6

-        Consolidated Statements of Cash Flows                              F-7

-        Notes to Consolidated Financial Statements                         F-8

                          Independent Auditors' Report

The Board of Directors and Shareholders
Pinnacle Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                            /s/ KPMG LLP

Mountain View, California
July 24, 2000, except as to the second
paragraph of Note 5(a),
which is as of September 27, 2000


PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

(In thousands)                                                         June 30,
                                                                       -------
                                                                  2000         1999

---------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                                 $  58,433    $  48,654
      Marketable securities                                        19,366       31,058
      Accounts receivable, less allowance for doubtful
          accounts and returns of $5,783 and $5,057 as of
          June 30, 2000 and 1999, respectively                     55,072       35,449
      Inventories                                                  36,824       22,221
      Deferred income taxes                                        17,103       10,653
      Prepaid expenses and other assets                             4,100        2,500
                                                                ---------    ---------
                Total current assets                              190,898      150,535

Marketable securities                                               4,346        9,266
Property and equipment, net                                        16,143       10,809
Goodwill and other intangibles                                    109,810       25,503
Other assets                                                        1,602          356
                                                                ---------    ---------
                                                                $ 322,799    $ 196,469
                                                                =========    =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                          $  22,422    $  12,744
      Accrued expenses                                             30,146       17,466
                                                                ---------    ---------
                Total current liabilities                          52,568       30,210
                                                                ---------    ---------
Deferred income taxes                                              10,611        --
                                                                ---------    ---------
                Total liabilities                                  63,179       30,210
                                                                ---------    ---------

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                --           --
      Common stock, no par value; authorized 120,000 shares;
          51,293 and 45,526 issued and outstanding as of
          June 30, 2000 and 1999, respectively                    257,496      169,078
      Retained earnings (accumulated deficit)                       7,198         (389)
      Accumulated other comprehensive loss                         (5,074)      (2,430)
                                                                ---------    ---------
                Total shareholders' equity                        259,620      166,259
                                                                ---------    ---------
                                                                $ 322,799    $ 196,469
                                                                =========    =========

--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------

(In thousands, except per share data)                          Years ended June 30,
                                                        ---------------------------------
                                                           2000        1999       1998

-----------------------------------------------------------------------------------------
Net sales                                               $ 237,967   $ 159,098   $ 105,296
Cost of sales                                             113,573      74,022      48,715
                                                        ---------   ---------   ---------

             Gross profit                                 124,394      85,076      56,581
                                                        ---------   ---------   ---------

Operating expenses:
       Engineering and product development                 27,767      16,137      11,652
       Sales and marketing                                 56,126      38,871      28,365
       General and administrative                          10,554       6,840       5,342
       Legal settlement                                     2,102        --          --
       Amortization of goodwill and other intangibles      18,382       2,289         936
       In-process research and development                  3,500       6,579      16,960
                                                        ---------   ---------   ---------

             Total operating expenses                     118,431      70,716      63,255
                                                        ---------   ---------   ---------

             Operating income (loss)                        5,963      14,360      (6,674)

Interest income, net                                        3,403       4,742       3,139
                                                        ---------   ---------   ---------

             Income (loss) before income taxes              9,366      19,102      (3,535)

Income tax expense                                          1,779         666       2,685
                                                        ---------   ---------   ---------

       Net income (loss)                                $   7,587   $  18,436   $  (6,220)
                                                        =========   =========   =========

Net income (loss) per share:
       Basic                                            $    0.16   $    0.43   $   (0.17)
                                                        =========   =========   =========
       Diluted                                          $    0.14   $    0.39   $   (0.17)
                                                        =========   =========   =========

Shares used to compute net income (loss) per share:
       Basic                                               48,311      42,780      35,628
                                                        =========   =========   =========
       Diluted                                             55,442      46,966      35,628
                                                        =========   =========   =========

-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

--------------------------------------------------------------------------------------

(In thousands)                                               Years ended June 30,
                                                      --------------------------------
                                                        2000        1999        1998

--------------------------------------------------------------------------------------
Net income (loss)                                     $  7,587    $ 18,436    $ (6,220)

Foreign currency translation adjustment                 (2,644)     (2,315)       (115)
                                                      --------    --------    --------

Comprehensive income (loss)                           $  4,943    $ 16,121    $ (6,335)
                                                      ========    ========    ========


--------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------


                                                           Common stock       Retained    Accumulated     Total
                                                        ------------------    earnings   other compre-  shareholders'
(In thousands)                                          Shares      Amount    (deficit)   hensive loss    equity

------------------------------------------------------------------------------------------------------------------
Balances as of June 30, 1997                             29,212   $  75,316   $ (12,605)   $    --      $  62,711
Issuance of common stock in
    secondary public offering, net
    of issuance costs of $3,078                           8,000      46,922        --           --         46,922
Issuance of common stock
    related to stock option and stock purchase plans      2,264       4,755        --           --          4,755
Issuance of common stock
    related to miro acquisition                             816       4,352        --           --          4,352
Tax benefit from common stock option exercise              --         1,987        --           --          1,987
Net loss                                                   --          --        (6,220)        --         (6,220)
Foreign currency translation adjustment                    --          --          --           (115)        (115)
                                                         ------   ---------   ---------    ---------    ---------
Balances as of June 30, 1998                             40,292   $ 133,332   $ (18,825)   $    (115)   $ 114,392


Issuance of common stock
    related to miro acquisition                           1,230       7,834        --           --          7,834
Issuance of common stock
    related to stock option and stock purchase plans      2,354       8,831        --           --          8,831
Issuance of common stock
    related to Truevision acquisition                     1,650      12,089        --           --         12,089
Tax benefit from common stock option exercise              --         6,992        --           --          6,992
Net income                                                 --          --        18,436         --         18,436
Foreign currency translation adjustment                    --          --          --         (2,315)      (2,315)
                                                         ------   ---------   ---------    ---------    ---------
Balances as of June 30, 1999                             45,526   $ 169,078   $    (389)   $  (2,430)   $ 166,259

Issuance of common stock
    related to stock option and stock purchase plans      2,458      13,231        --           --         13,231
Issuance of common stock related to the
    Hewlett Packard video communications
    division acquisition                                  1,546      20,570        --           --         20,570
Acquisition of Puffin                                       361      11,529        --           --         11,529
Acquisition of Digital Editing Services                     288       9,375        --           --          9,375
Acquisition of Montage                                      125       3,743        --           --          3,743
Acquisition of Avid Sports                                  944      24,554        --           --         24,554
Warrants exercised                                           45         270        --           --            270
Tax benefit from common stock option exercise              --         5,146        --           --          5,146
Net income                                                 --          --         7,587         --          7,587
Foreign currency translation adjustment                    --          --          --         (2,644)      (2,644)
                                                         ------   ---------   ---------    ---------    ---------
Balances as of June 30, 2000                             51,293   $ 257,496   $   7,198    $  (5,074)   $ 259,620
                                                         ======   =========   =========    =========    =========

-----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------

(In thousands)                                                                   Years ended June 30,
                                                                         ------------------------------------
                                                                           2000         1999         1998

-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income (loss)                                                  $   7,587    $  18,436    $  (6,220)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          In-process research and development                                3,500        6,579       16,960
          Depreciation and amortization                                     22,616        4,773        2,679
          Deferred taxes                                                    (3,408)     (10,070)        (583)
          Tax benefit from exercise of common stock options                  5,146        6,992        1,987
          Changes in operating assets and liabilities,
            net of effects of acquisitions:
               Accounts receivable                                         (16,025)     (17,771)      (7,472)
               Inventories                                                  (8,012)      (8,281)      (4,696)
               Accounts payable                                             (2,073)         900        4,052
               Accrued expenses                                             (4,428)      (1,431)       2,767
               Accrued income taxes                                           (127)       1,313          746
               Other                                                          (146)      (1,655)        (472)
                                                                         ---------    ---------    ---------
                   Net cash provided by (used in) operating activities       4,630         (215)       9,748
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
      Cash (paid) acquired from acquisitions                               (12,325)         433      (15,150)
      Purchases of property and equipment                                   (8,642)      (7,681)      (2,469)
      Purchases of marketable securities                                   (83,041)    (128,831)     (53,804)
      Proceeds from maturity of marketable securities                       99,653      132,335       25,000
      Other investments                                                     (1,200)        --           --
                                                                         ---------    ---------    ---------
                   Net cash used in investing activities                    (5,555)      (3,744)     (46,423)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                13,502        8,831       51,677
      Repayment of long-term obligations                                      (163)      (2,319)        (312)
                                                                         ---------    ---------    ---------
                   Net cash provided by financing activities                13,339        6,512       51,365
                                                                         ---------    ---------    ---------
Effects of exchange rate changes on cash                                    (2,635)      (1,377)        --
                                                                         ---------    ---------    ---------
Net increase in cash and cash equivalents                                    9,779        1,176       14,690
Cash and cash equivalents at beginning of year                              48,654       47,478       32,788
                                                                         ---------    ---------    ---------
Cash and cash equivalents at end of year                                 $  58,433    $  48,654    $  47,478
                                                                         =========    =========    =========
Cash paid during the year:
      Interest                                                           $      19    $       5    $       2
                                                                         =========    =========    =========
      Income taxes                                                       $     561    $   1,062    $   1,839
                                                                         =========    =========    =========
Non-cash financing and investing activities:
      Common stock issued and options and warrants assumed
      in the acquisition of certain net assets                           $  69,771    $  19,923    $   4,352
                                                                          =========    =========    =========

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of the Company and Significant Accounting Policies

Organization and Operations Pinnacle Systems Inc. (the "Company") is a supplier of video authoring, storage, distribution and Internet streaming solutions for broadcasters, business and professional "desktop" users, and consumers. Pinnacle's products are used to create, store, and distribute video content from television programs, TV commercials, pay-per-view, sports videos, corporate films to home movies. Pinnacle's products are also used to stream video over the Internet.

The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air, and Internet streaming applications. For the desktop market, the Company provides computer based video editing and media creation products and products used to create video content and solutions used to stream live and recorded video over the Internet. To address the consumer market, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company's consumer products enable content to be created that is suitable for the internet.

Basis of Presentation The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Stock Split On February 4, 2000, the Company announced a two-for-one stock split of the Company's common shares. This was paid in the form of a 100% stock distribution on March 27, 2000 to stockholders of record on March 2, 2000. Accordingly, all share and per share data for prior periods presented have been restated to reflect the stock split.

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

Translation of Foreign Currencies The Company considers the functional currency of its foreign subsidiaries to be the local currency. These functional currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income (loss) which is reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations.

Revenue Recognition The Company recognizes revenue upon shipment of its products. The Company offers discounts on purchases of certain products or on purchasing volume. These are accounted for as offsets to revenue upon shipment. When telephone support is provided at no additional charge during the product's initial warranty period, and no other product enhancements or upgrades are provided, the revenue allocated to the telephone support is recognized at time of product shipment, and the costs of providing the support are accrued. The Company recognizes revenue from service contracts ratably over the term of the contract. Revenue from services has been insignificant in relation to product revenue for all periods presented.

Included in accounts receivable allowances are sales allowances provided for expected returns and credits and an allowance for doubtful accounts. The Company estimates these allowances based on analysis and historical experience. Actual returns and uncollectible have not differed materially from management's estimates.

Financial Instruments The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in various currencies but primarily in U.S. Dollars, Euros, Deutsche Marks, French Francs and the Japanese Yen. Marketable securities are instruments that mature within three to eighteen months and consist principally of U.S. Treasury bills, government agency notes and high-grade commercial paper. These investments are typically short-term in nature and therefore bear minimal interest rate risk.

All investments are classified as held-to-maturity and are carried at amortized cost as the Company has both the positive intent and the ability to hold to maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to "Interest income." Due to the relatively short term until maturity, the fair value of marketable securities is substantially equal to their carrying value as of June 30, 2000. Such investments mature through June 2001.

Inventories Inventories are stated at the lower of cost (first-in, first-out) or market. Raw materials inventory represents purchased materials, components and assemblies, including fully assembled circuit boards purchased from outside vendors.

Property and Equipment Purchased property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.

Acquisition-related Intangible Assets Acquisition-related intangible assets result from the Company's acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives ranging from three to nine years.

Impairment of Long-Lived Assets The Company evaluates long-lived assets, including goodwill and other identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets it considers to be impaired.

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

Net Income (Loss) Per Share Earnings per share (EPS) is computed using the weighted-average number of common shares outstanding. Diluted EPS is computed using the weighted average number of common shares outstanding and dilutive common share equivalents from the assumed exercise of warrants and options outstanding during the period, if any, using the treasury stock method.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS (in thousands):
                                                                             Years Ended June 30,
                                                                             --------------------
                                                                      2000           1999           1998
                                                                      ----           ----           ----
    Basic EPS - weighted average shares of common
          stock outstanding                                            48,311         42,780         35,628
    Effect of dilutive common equivalent shares - stock
          options outstanding                                           7,131          4,186             --
                                                                    ---------      ---------      ---------
    Diluted EPS - weighted average shares and common
          equivalent shares outstanding                                55,442         46,966         35,628
                                                                    =========      =========      =========

The Company excludes securities from its diluted net income (loss) per share computation when either the exercise price of the securities exceeds the average fair value of the Company's common stock or the Company reported net losses because the effect would be anti-dilutive. For the fiscal years ended June 30, 2000 and 1999, the Company excluded options to purchase 113,534 and 22,000 shares of common stock, respectively, from the earnings per share computation as their exercise prices exceeded the average fair value of the Company's common stock during the respective years and, accordingly, their inclusion would have been anti-dilutive. For the fiscal year ended June 30, 1998 the Company excluded 4,048,000 employee stock options from the earnings per share computation as their inclusion would have been anti-dilutive due to the Company's reported net loss.

Comprehensive Income (Loss) The Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

Stock-Based Compensation The Company accounts for its employee stock-based compensation plans using the intrinsic value method.

Advertising Advertising costs are expensed as incurred. Advertising expenses are included in sales and marketing expense and amounted to approximately $10.1 million, $7.8 million and $3.8 million in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Concentration of Credit Risk The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and original equipment manufacturers ("OEMs"). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, but historically has not experienced any significant losses related to any one business group or geographic area. No single customer accounted for more than 10% of the Company's total revenues or receivables in fiscal 2000. In the fiscal year ended June 30, 1999, one customer accounted for more than 10% of revenues and in the fiscal year ended June 30, 1998, two customers accounted for more than 10% of revenues. The Company maintains cash and cash equivalents, short- and long-term investments with various financial institutions. The Company's investment policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

Recent Accounting Pronouncements In June 1998, the Financial Accounting Standards Boards ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has adopted SFAS No. 133 effective July 1, 2000. The Company does not expect the adoption of SFAS No. 133 to have a material affect on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the forth quarter of fiscal 2001. The SEC has indicated that it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB opinion No. 25." This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or warrant, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, the interpretation is effective July 1, 2000. The adoption of Interpretation No. 44 did is not expected to have a material effect on the Company's financial statements.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer related to shipping and handling represent revenues. Issue No. 00-10 is expected to be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-10 to have a material impact on its financial statements.

In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 is expected to be implemented in the same quarter as SAB No.
101. The Company does not expect the adoption of Issue No. 00-14 to have a material impact on its financial statements.


Note 2  Financial Instruments

Marketable Securities The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At June 30, 2000, investments were placed with a variety of different financial institutions or other issuers and no individual security or obligation from a direct issuer exceeded ten percent of total investments. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investment with a maturity of more than one year have a minimum rating of AA/Aa2. The Company's investment portfolio generally matures within eighteen months or less. Long-term marketable securities have maturity dates through February 2002. Cash, cash equivalents and short-term and long-term investments consist of the following:

                                                          Gross
(In thousands)                               Amortized  Unrealized
                                               Cost     Gain (Loss) Fair Value
                                             --------    --------    --------

2000
Cash and cash equivalents
      Cash                                   $ 50,077    $   --      $ 50,077
      Commercial paper                          8,356         (28)      8,328
                                             --------    --------    --------
                                             $ 58,433    $    (28)   $ 58,405
                                             ========    ========    ========
Short-term investments
      Governmental agencies                  $  5,024    $   --      $  5,024
      Commercial paper                         14,342         (27)     14,315
                                             --------    --------    --------
Total short-term investments                 $ 19,366    $    (27)   $ 19,339
                                             ========    ========    ========
Long-term investments
        Governmental agencies                   4,346          20       4,366
                                             --------    --------    --------
Total long-term investments                  $  4,346    $     20    $  4,366
                                             ========    ========    ========

1999
Cash and cash equivalents
      Cash                                   $ 32,604    $   --      $ 32,604
      Commercial paper                         16,050           1      16,051
                                             --------    --------    --------
                                             $ 48,654    $      1    $ 48,655
                                             ========    ========    ========
Short-term investments
      Corporate bonds                        $ 10,253    $   --      $ 10,253
      Commercial paper                         14,526        --        14,526
        Governmental agencies                   6,279          (7)      6,272
                                             --------    --------    --------
Total short-term investments                 $ 31,058    $     (7)   $ 31,051
                                             ========    ========    ========
Long-term investments
      Governmental agencies                     9,266         (50)      9,216
                                             --------    --------    --------
Total long-term investments                  $  9,266    $    (50)   $  9,216
                                             ========    ========    ========

Note 3   Balance Sheet Components

                                                              June 30,
                                                      -------------------------
(In thousands)                                          2000             1999
                                                      --------         --------

Inventories, net:
Raw materials                                         $ 22,634         $ 12,018
Work in process                                          4,224            4,186
Finished goods                                           9,966            6,017
                                                      --------         --------
                                                        36,824           22,221
                                                      ========         ========
Property and Equipment:
Computers and equipment                               $ 12,142         $  8,568
Leasehold improvement                                    5,153            2,815
Office furniture and fixtures                            4,683            3,181
Internal use software                                    3,968              951
Construction in progress                                   249            1,498
                                                      --------         --------
                                                        26,195           17,013
Accumulated depreciation                               (10,052)          (6,204)
                                                      --------         --------
                                                      $ 16,143         $ 10,809
                                                      ========         ========
Goodwill and other tangibles:
Goodwill                                              $ 74,263         $ 17,920
Core Technology                                         31,589            1,480
Other Intangibles                                       25,396            9,135
                                                      --------         --------
                                                       131,248           28,535
Accumulated amortization                               (21,438)          (3,032)
                                                      --------         --------
                                                      $109,810         $ 25,503
                                                      ========         ========
Accrued expenses:
Payroll and commission related                        $  4,497         $  3,067
Deferred taxes payable                                   2,845            3,680
Accrued acquisition payment                              3,325             --
Deferred revenue                                         3,878               64
Other                                                   15,601           10,655
                                                      --------         --------
                                                      $ 30,146         $ 17,466
                                                      ========         ========


Note 4   Development of Software for Internal Use

         Beginning in January 1999, the Company commenced development and implementation of a worldwide information system based on enterprise software. The installation was completed in March 2000. Pursuant to AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company reached the application development stage of the software implementation and began capitalizing costs associated with the project. As of June 30, 2000 and 1999, the Company had capitalized $3.9 million and $1.0 million respectively.

Note 5   Acquisitions

(a) Avid Sports, Inc.

         On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a leading provider of sports editing and online sports media management solutions ("ASports"). In connection with the acquisition, Pinnacle issued 944,213 shares of its common stock valued at $22.7 million and assumed 138,158 options valued at $1.9 million. Pinnacle also incurred approximately $350,000 in transaction costs.

         In September 2000, the Company agreed to issue additional stock to certain former shareholders of Avid Sports, Inc. if the closing price of the Company's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If the share price does not reach this level, the value of the additional shares to be issued shall be equal to 944,213 multipled by the difference between the average closing stock during the month of May, 2001 and $23 per share.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of ASports and the fair market value of the acquired assets and liabilities assumed have been included in the consolidated financial statements of the Company as of June 30, 2000. On June 30, 2000, the Company recorded $5.8 million in tangible assets, $13.4 million in identifiable intangibles including core/developed technology, customer base and other intangibles, assumed $15.5 million in liabilities, including $5.4 million in deferred taxes, and allocated $21.2 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively.

(b) Propel Ahead, Inc.

         On June 30, 2000, the Company acquired all the outstanding common stock of Propel Ahead, Inc. ("Propel"). In connection with the acquisition, Pinnacle agreed to pay the former shareholder of Propel $3.2 million. Pinnacle also incurred approximately $100,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Propel and the fair market value of the acquired assets and liabilities assumed have been included in the consolidated financial statements of the Company as of June 30, 2000. On June 30, 2000, the Company recorded $0.1 million in tangible assets and $3.0 million in identifiable intangibles including core/developed technology assumed $1.3 million in liabilities including $1.2 million in deferred taxes, and allocated $1.5 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods respectively.

(c) Montage Group, Ltd.

         On April 7, 2000 the Company acquired all the outstanding common stock of Montage Group, Ltd., a provider of networked non-linear editing solutions ("Montage"). In connection with the acquisition, Pinnacle issued 125,224 shares of its common stock valued at $3.7 million ("initial payment") and incurred approximately $325,000 in transaction costs. The terms of the acquisition also included an earnout provision wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two-year period beginning April 7, 2000. Gross margins ranging between 40% to 50% of revenues would result in an additional payout of between 100% to 150% of related revenues respectively. However, in the second year of the earnout, assuming the 40% gross margin threshold has been met, consideration will be paid only to the extent that the second year earnout calculation exceeds that of the first year. No earnout payment will be made in either year if gross margins do not exceed 40% of revenues exclusively. Earnout payments, if any, will be paid in shares of the Company's common stock.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of Montage and the fair market value of the acquired assets and assumed liabilities have been included in the consolidated financial statements of the Company since April 7, 2000. On April 7, 2000, the Company recorded $2.8 million in tangible assets, $0.4 million in in-process research and development, $1.6 million in identifiable intangibles including core/developed technology assumed $4.2 million in liabilities and allocated $3.5 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively.

(d) Digital Editing Services, Inc.

         On March 30, 2000 the Company acquired all the outstanding common stock of Digital Editing Services, Inc., a provider of real-time video analysis and database solutions ("DES"). In connection with the acquisition, Pinnacle paid $300,000 in cash and issued 287,752 shares of its common stock valued at $9.1 million ("initial payment") and incurred $270,000 in transaction costs. The terms of the acquisition include an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one year period ending March 30, 2001 ("earnout period"). Operating profits from DES ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those associated revenues respectively. No earnout payment will be made if operating profit does not exceed 10% of revenues during the earnout period. Any earnout will be paid in shares of the Company's common stock.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of DES and the fair market value of the acquired assets and assumed liabilities have been included in the consolidated financial statements of the Company since March 30, 2000. As of March 30, 2000, the Company recorded $1.8 million in tangible assets, $0.5 million in in-process research and development, $8.2 million in identifiable intangibles including core/developed technology, assumed $4.6 million in liabilities, including $3.3 million in deferred taxes, and allocated $3.8 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively.

(e) Puffin Designs, Inc.

         On March 24, 2000, the Company acquired all the outstanding common stock of Puffin Designs, Inc., a provider of content creation solutions ("Puffin"). In connection with the acquisition, Pinnacle issued 360,352 shares of its common stock valued at $11.2 million. In addition, Pinnacle assumed outstanding stock options and warrants covering 51,884 and 4,155 shares of stock respectively and valued at $336,000.

         The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Puffin and the fair market value of the acquired assets and assumed liabilities have been included in the consolidated financial statements of the Company since March 24, 2000. As of March 24, 2000, the Company recorded $0.5 million in tangible assets, $0.6 million in-process research and development, $1.2 million in identifiable intangibles including core/developed technology, assumed $1.7 million in liabilities and allocated $11.2 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively.

(f) Synergy, Inc.

         On January 11, 2000, the Company acquired all the outstanding common stock of Synergy, Inc. makers of the popular, award-winning Hollywood FX software for video content creation applications ("Synergy"). In connection with the acquisition, Pinnacle paid Synergy $200,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Synergy and the fair market value of the acquired assets and liabilities assumed have been included in the financial statements of the Company as of January 11, 2000. Goodwill of $233,500 is being amortized using the straight-line method over a five-year period.

(g) Video Communications Division of Hewlett-Packard

         On August 2, 1999, the Company completed the purchase of the Video Communications Division ("VID") of the Hewlett-Packard Company ("HP"). Under the terms of an asset purchase agreement dated June 30, 1999, Pinnacle Systems acquired substantially all of the assets of HP's VID, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 1,546,344 shares of its common stock valued at $20.6 million. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling $10.1 million.

         The  acquisition  was  accounted  for  under  the  purchase  method  of accounting. Accordingly, the results of operations of VID and the fair market value of the acquired assets and assumed liabilities have been included in the financial statements of the Company as of August 2, 1999. As of June 30, 2000, the Company recorded $7.3 million in tangible assets, $2.0 million in in-process research and development, $19.1 million in other identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce, assumed $10.1 million in liabilities and allocated $15.4 million to goodwill. Goodwill represents the amount by which the cost of acquired net assets exceeds the fair values of the net assets on the date of purchase. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from nine months to five years.

(h) Truevision, Inc.

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

(i) Shoreline Studios, Inc.

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

(j) Miro Computer Products, AG

         In August 1997, the Company acquired the Digital Video Products Group from miro Computer Products AG. In the acquisition, the Company acquired the miroVIDEO product line, certain technology and other assets. The Company paid $15.2 million in cash in October 1997, issued 814,260 shares of common stock, valued at $4.4 million, assumed liabilities of $2.7 and incurred transaction costs of $1.1 million. The fair value of assets acquired included tangible assets, primarily inventories, of $2.4 million, goodwill and other intangibles of $3.9 million, and the Company expensed $17.0 million of in-process research and development. In addition, the Company incurred $465,000 of other nonrecurring costs for the year ended June 30, 1998.

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

         The terms of the acquisition also included an earnout provision in which miro Computer Products AG would receive additional consideration equal to 50% of sales generated in excess of $37 million during the first twelve full months following the acquisition. In September 1998, pursuant to this earnout provision, the Company issued an aggregate of 1,230,136 shares of its common stock to miro Computer Products AG and recorded additional goodwill of $7.8 million to be amortized into income over nine years using the straight-line method.

(k) Pro Forma Financial Information

         The following unaudited pro forma results of operations for fiscal 2000 and 1999 are as if the acquisitions of Synergy, Puffin, DES, ASports and occurred at the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma information excludes charges for acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 1999 or of future operating results. Separate, historical statements of operations of VID were never prepared by HP due to the de minimus nature of the VID business in proportion to HP as a whole. Therefore, such pro-forma condensed statements of operations have not been included in this pro-forma information.

                                                       Year Ended June 30,
(In thousands, except per share data, unaudited)          2000      1999
                                                          ----      ----
Net sales .........................................    $ 258,463   $187,620
                                                       =========   ========
Net loss ..........................................    $  (7,287)  $ (5,404)
                                                       =========   ========
Basic net loss per share ..........................    $   (0.15)  $  (0.12)
                                                       =========   ========
Diluted net loss per share ........................    $   (0.13)  $  (0.11)
                                                       =========   ========
(l) In-Process Research and Development

         The amounts allocated to identifiable intangible assets and acquired in-process research and development were based on results of an independent appraisals using established valuation techniques. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technological feasibility was achieved when a product is at beta stage. The values assigned to purchased in-process research and development were determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate of 35% and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. A discount and attribution rate of 35% was used in the VID valuation and a 30% rate was used on the valuations of Puffin, DES and Montage.

Note 6   Commitments and Contingencies

Lease Obligations
As of June 30, 2000, the Company leased facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):
     Years Ending June 30,
                               2001                  $   4,100
                               2002                      4,068
                               2003                      3,876
                               2004                      3,112
                               2005                      1,493
                               Thereafter                2,529
                                                     ---------
                               Total                 $  19,178

Rent expense for the years ended June 30, 2000, 1999 and 1998, was $2.3 million, $1.8 million and $1.1 million, respectively.

Legal Actions

         On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning the Company's business prospects during an alleged class period of April 18, 2000 through July 10, 2000. The complaint does not specify damages. The Company intends to defend the case vigorously.

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

Note 7   Employee Benefit Plans

Stock Option Plans The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the grant of both incentive and non-statutory stock options to employees, directors and consultants of the Company. Pursuant to the terms of the 1987 Plan, after April 1997 no further shares are available for future grants.

In September 1994, the shareholders approved the 1994 Directors' Option Plan (the "Director Plan"), reserving 400,000 shares of common stock for issuance. The Plan provides for the granting of non-statutory stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board, each non-employee director automatically receives an option to purchase 20,000 shares of the Company's common stock vesting over four years. Following each annual shareholders' meeting, each non-employee director receives an option to purchase 5,000 shares of the Company's common stock vesting over a twelve-month period. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a ten-year term. There were 190,000 and 235,000 shares available for grant under the Director Plan at June 30, 2000 and 1999, respectively.

In October 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for grants of both incentive and non-statutory common stock options to employees, directors and consultants to purchase common stock at a price equal to the fair market value of such shares on the grant dates. Options granted pursuant to the 1996 Plan are generally granted for a ten-year term and generally vest over a four-year period. At June 30, 2000, there were 287,692 shares available for grant under the 1996 Plan. The Board of Directors has approved an increase in the number of shares available for grant by 800,000 shares. However, this increase is subject to shareholder approval at the 2000 annual meeting of shareholders.

In November 1996, the Board of Directors approved the 1996 Supplemental Stock Option Plan (the "1996 Supplemental Plan"). The 1996 Supplemental Plan provides for grants of non-statutory common stock options to employees and consultants other than officers and directors at a price determined by the Board of Directors. Options granted pursuant to the 1996 Supplemental Plan are generally granted for a ten-year term and generally vest over a four-year period. At June 30, 2000, there were 168,692 shares available for grant under the 1996 Supplemental Plan. In July 2000, the Board of Directors increased the number of shares available for grant by 2,200,000.

In addition to the above mentioned plans, an officer of the Company holds 345,172 options at an exercise price of $0.56, all of which are outside of the plans and were exercisable as of June 30, 2000.

Stock option  activity  under these  employee  and director  option plans was as follows:
                                            Available          Options       Weighted Average
(shares in thousands)                       For Grant      Outstanding         Exercise Price
-------------------------------------- --------------- ---------------- ----------------------
Balance at June 30, 1997                        1,756            6,548                 $ 2.59
Additional shares reserved                      3,460               --                     --
Exercised                                          --           (1,812)                $ 1.94
Granted                                        (4,716)           4,716                 $ 5.70
Canceled                                          872           (1,064)                $ 4.55
-------------------------------------- --------------- ---------------- ----------------------
Balance at June 30, 1998                        1,372            8,388                 $ 4.22
Additional shares reserved                      3,200               --                     --
Exercised                                          --           (1,906)                $ 3.64
Granted                                        (3,896)           3,896                 $ 7.49
Assumed in Truevision acquisition                  --              280                 $ 5.99
Canceled                                          568             (652)                $ 5.67
-------------------------------------- --------------- ---------------- ----------------------
Balance at June 30, 1999                        1,244           10,006                 $ 5.57
Additional shares reserved                      5,000               --                     --
Exercised                                          --           (2,117)                $ 4.87
Granted                                        (6,214)           6,214                 $15.10
Assumed in Puffin acquisition                      --               52                 $24.65
Assumed in Avid Sports acquisition                 --              139                 $ 5.82
Canceled                                          617             (635)                $ 7.55
-------------------------------------- --------------- ---------------- ----------------------
Balance at June 30, 2000                          647           13,659                 $10.00
-------------------------------------- --------------- ---------------- ----------------------


Assumptions used in determining the fair value of stock options granted using the Black-Scholes option-pricing model were as follows: for fiscal 2000, volatility of 75.2%, no expected dividends, an average risk-free interest rate of 6.15% and an average expected option term of 3.4 years; for fiscal 1999, volatility of 57.0%, no expected dividends, an average risk-free interest rate of 4.93% and an average expected option term of 3.4 years; and for fiscal 1998, volatility of 55.5%, no expected dividends, an average risk-free interest rate of 5.80% and an average expected option term of 4.4 years. The weighted average fair value of options granted for the fiscal years ended June 30, 2000, 1999 and 1998 was $8.35, $3.32 and $2.88 respectively.

The following table summarizes stock options outstanding and exercisable at June
30, 2000.
                                             Outstanding                                 Exercisable
                          --------------------------------------------------- ----------------------------------
                                                Weighted         Weighted                           Weighted
                                                Average          Average                            Average
        Exercise               Shares          Remaining         Exercise          Shares           Exercise
      Price Range          (In thousands)    Life in years        Price        (In thousands)        Price
------------------------- ----------------- ----------------- --------------- ------------------ ---------------
$ 0.21 to  5.06                      3,098              6.07         $  3.52              2,143         $  3.28
$ 5.16 to  8.16                      3,221              8.01         $  6.53              1,437         $  6.54
$ 8.31 to 10.63                      1,118              8.68         $  9.04                294         $  9.06
$13.00 to 13.00                      3,425              9.10         $ 13.00                  8         $ 13.00
$13.19 to 33.79                      2,797              9.59         $ 17.83                 70         $ 22.29
------------------------- ----------------- ----------------- --------------- ------------------ ---------------
Total                               13,659              8.22         $ 10.00              3,952         $  5.24


Had compensation expense for the Company's stock based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands except per share data):

                                                Years ended June 30,
                                                --------------------
                                         2000           1999          1998
                                         ----           ----          ----
Net income (loss);
         As reported                  $    7,587     $   18,436    $   (6,220)
         Pro forma                    $  (11,332)    $   10,922    $  (12,100)
Earnings per share:
    Basic-----As reported             $     0.16     $     0.43    $    (0.17)
         ------Pro forma              $    (0.23)    $     0.26    $    (0.34)
    Diluted---As reported             $     0.14     $     0.39    $    (0.17)
         ------Pro forma              $    (0.20)    $     0.24    $    (0.34)


Stock Purchase Plan The Company has a 1994 Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire common stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. In October 1999, the shareholders increased the number of shares authorized to be issued under the Purchase Plan to 3,550,391 shares, of which 1,856,931 were available for issuance at June 30, 2000. Annual increases to the Purchase Plan are calculated as the of the lesser of 1,200,000 shares or 2% of the Company's outstanding shares of common stock. Employees purchased 340,000, 448,000 and 452,000 shares in the years ended June 30, 2000, 1999 and
1998, respectively.

The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases in each of the following fiscal years ended June 30:

-------------------------- ---------------- ----------------- -----------------
                                2000              1999              1998
                                ----              ----              ----
-------------------------- ---------------- ----------------- -----------------
Risk-free interest rate         5.97%             4.8%              5.5%
-------------------------- ---------------- ----------------- -----------------
Expected life (in years)         0.5              0.5               0.5
-------------------------- ---------------- ----------------- -----------------
Expected volatility             75.2%            57.0%             55.0%
-------------------------- ---------------- ----------------- -----------------

Retirement Plan The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Participants may elect to contribute up to 15% of their eligible earnings to this plan up to the statutory maximum amount. The Company can make discretionary contributions to the plan determined solely by the Board of Directors. The Company has not made any such contributions to the plan to date.

Note 8   Shareholders' Equity

Stock Repurchase Plan. On July 14, 2000 the Company's Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock. The shares would be purchased in the open market from time to time.

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

Note 9   Income Taxes

A summary of the components of income tax expense follow:

--------------------------------------------------------------------------------

                                                     Years ended June 30,
                                               ---------------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----
(in thousands)
--------------------------------------------------------------------------------

Current:
     Federal                                   $ (2,683)   $  2,260    $  1,511
     State                                          365           2         120
     Foreign                                      2,328       1,482         771
     Less: benefit of net operating losses         --          --        (1,121)
                                               --------    --------    --------
         Total current                               10       3,744       1,281
Deferred:
     U.S. Federal                                (1,248)     (8,427)       (583)
     State                                       (2,129)     (2,031)       --
     Foreign                                       --           388        --
                                               --------    --------    --------
         Total deferred                          (3,377)    (10,070)       (583)

Charge in lieu of taxes attributed to
         employee stock option plans              5,146       6,992       1,987
                                               --------    --------    --------
         Total tax expense                     $  1,779    $    666    $  2,685
                                               ========    ========    ========

--------------------------------------------------------------------------------


Total income tax expense differs from expected  income tax expense  (computed by applying the U.S.  federal  corporate income tax rate of 35% for the years ended
June 30,  2000 and  1999,  and 34% for the year  ended  June 30,  1998 to profit
(loss) before taxes as follows:
                                                                         Years ended June 30,
                                                                  --------------------------------
                                                                     2000       1999       1998
                                                                     ----       ----       ----
                                                                          (in thousands)
--------------------------------------------------------------------------------------------------
Income tax expense (benefit) at federal statutory rate              $ 3,278    $ 6,685    $(1,202)
State income taxes, net of federal income tax benefits                  332        505        228
In-process research and development                                     525
Non deductible goodwill and intangible amortization                     340
Foreign tax rate differentials                                          391        288        182
Research tax credit                                                    (155)      (333)      (430)
Change in beginning of the year valuation allowance                  (3,100)    (6,400)     3,714
Other, net                                                              168        (79)       193
                                                                    -------    -------    -------
                                                                    $ 1,779    $   666    $ 2,685
                                                                    =======    =======    =======

-------------------------------------------------------------------------------------------------


The tax effects of temporary  differences that give rise to significant portions of deferred tax assets and deferred tax  liabilities as of June 30, 2000,  1999, and 1998 are as follows:
-------------------------------------------------------------------------------------

                                                            Years ended June 30,
                                                    ---------------------------------
                                                      2000         1999       1998
                                                      ----         ----       ----
                                                              (in thousands)
-------------------------------------------------------------------------------------
Deferred tax assets:
     Accrued expense and reserves                    $  7,165    $  2,973    $  3,873
     Acquired intangibles                               7,554       8,682       3,868
     Net operating loss carry forwards                  5,244       4,105       5,746
     Tax credit carry forwards                          6,116       1,346       1,861
     Fixed assets                                         243        --          --
     Other                                                127         132          60
                                                     --------    --------    --------
         Total gross deferred tax assets               26,449      17,238      15,408
         Less: valuation allowance                     (9,346)     (6,197)    (14,385)
                                                     --------    --------    --------
              Net deferred tax assets                  17,103      11,041       1,023
                                                     --------    --------    --------
Deferred tax liabilities:
         Acquired intangibles                          (9,899)       --          --
         Accumulated domestic international
              sales corporation income                   (324)       (388)       (440)

         Unrealized foreign exchange gain                (388)       --          --
                                                     --------    --------    --------
              Total gross deferred tax liabilities    (10,611)       (388)       (440)
                                                     --------    --------    --------
              Net deferred tax assets                $  6,492    $ 10,653    $    583
                                                     ========    ========    ========

--------------------------------------------------------------------------------------

The Company is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. Accordingly, a valuation allowance was provided for a significant portion of the deferred tax assets. Total valuation allowance was $9.3 million, $6.2 million and $14.4 million as of June 30, 2000, 1999, and 1998, respectively. During the year ended June 30, 2000, the Company increased the valuation allowance by a net $3.1 million of which $6.2 million was a debit relating to the tax benefit arising from the exercise of stock options and $3.1 million was a credit attributable to change of beginning of the year valuation allowance. The $6.2 million will be credited to stockholders' equity when recognized in the form of a reduction of the valuation allowance.

As of June 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $13.9 million and $5.7 million respectively. The Company's federal net operating loss carryforwards expire in the years 2012 through 2020, if not utilized. The Company's state net operating loss expires in the years 2002 through 2005, if not utilized. In addition, the Company had federal research and experimentation credit carryforwards of $3.1 million which expire in the years 2001 through 2020, and state research and experimentation credit carryforwards of $2.3 million which have no expiration provision.

Federal and state tax impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in Internal Revenue Code Section 382. If the Company has such an ownership change, the Company's ability to utilize the above mentioned carryforwards could be significantly reduced.

Note 10   Segment Information

At June 30, 2000, the Company's organizational structure is based on three strategic business groups that sell various products into the principle markets which the Company's products are sold. These business groups equate to three reportable segments: Broadcast, Desktop or Professional, and Consumer. The Company's chief operating decision maker ("CODM") reviews financial information presented on a consolidated basis, accompanied by disaggregated information by business group for purposes of making operating decisions and assessing financial performance.

The CODM evaluates the performance of the business groups based on revenues and operating income before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges including a legal settlement and in-process research and development. Common costs not directly attributable to a particular business group are allocated among segments based on management's best estimates, including an allocation of depreciation expense without a corresponding allocation of the related assets. Although the Company does include depreciation expense in its segmented information, amounts allocated to each business group are insignificant. The Company is not capital intensive and aggregate depreciation is approximately 2% of net sales. The Company currently does not present assets of the business groups as part of the assessment of performance. Therefore such information is not being disclosed.

The following is a summary of the Company's operations by operating segment for the years ended June 30 (in thousands):

                                         2000           1999            1998
                                       ---------      ---------       ---------
Broadcast:
  Revenues                             $  85,618      $  26,917       $  25,521
  Gross profit                            51,790         15,483          15,309
  Operating income (loss)              $   3,424      $  (2,398)      $     508

Desktop:
  Revenues                             $ 101,698      $  89,798       $  60,335
  Gross profit                            53,368         53,430          35,403
  Operating income                     $   7,340      $  20,352       $  17,355

Consumer:
  Revenues                             $  50,651      $  42,383       $  19,440
  Gross profit                            19,236         15,803           5,869
  Operating income (loss)              $     801      $   1,985       $  (7,577)

Combined :
  Revenues                             $ 237,967      $ 159,098       $ 105,296
  Gross profit                           124,394         85,076          56,581
  Operating income                     $  11,565      $  20,939       $  10,286

The following table reconciles combined operating income (loss) to total consolidated operating income (loss) for the years ended June 30 (in thousands):

                                                   2000       1999       1998
                                                 --------   --------   --------
Combined operating income for reportable
     segments                                    $ 11,565   $ 20,939   $ 10,286
Unallocated amounts:
       Legal settlement                            (2,102)
       In process research and development         (3,500)    (6,579)   (16,960)
                                                 --------   --------   --------
Consolidated operating income (loss)             $  5,963   $ 14,360   $ (6,674)
                                                 ========   ========   ========


The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company's net sales. The following table presents a summary of revenue and long-lived assets by geographic region as of and for years ended June 30 (in thousands):

                                                  2000         1999         1998
                                              --------     --------     --------
Revenues
--------
North America (US and Canada)                 $107,019     $ 62,393     $ 44,621
United Kingdom                                  21,307        8,629        3,622
Germany                                         18,230       20,430        9,596
France                                          16,373       12,501        6,753
Spain, Italy, Benelux                           23,500       18,070        9,374
Japan, China, Hong Kong, Singapore              22,637       12,265        9,584
Other foreign countries                         28,901       24,810       21,746
                                              --------     --------     --------
Total                                         $237,967     $159,098     $105,296
                                              ========     ========     ========

Long-lived assets
-----------------
North America (US and Canada)                 $ 13,851     $  9,055     $  4,462
Germany                                          1,598        1,361          506
Other foreign countries                            694          392          443
                                              --------     --------     --------
                                              $ 16,143     $ 10,808     $  5,411
                                              ========     ========     ========


Foreign revenue is reported based on where the sale originates.

Avid Technology, Inc. (Avid) accounted for approximately 7.3%, 6.8%, and 10.7% of the Company's net sales for the years ended June 30, 2000, 1999 and 1998 respectively. Sales to Avid are included in the Company's desktop business segment. Ingram Micro Inc. accounted for approximately 5.9% of the Company's net sales for the year ended June 30, 2000 and 10.5% for in each of the years ended June 30, 1999 and 1998. Sales to Ingram are included in both the Company's desktop and consumer business segments.

In addition, Ingram Micro Inc. accounted for 9.6% and 23.2% of net accounts receivable at June 30, 2000 and 1999, respectively. No other customer accounted for greater than 10% of accounts receivable.

Note 11   Related Party

During the fiscal years ended June 30, 2000, 1999, and 1998, the Company purchased materials totaling $5.0 million, $11.3 million, and $4.0 million respectively, from Bell Microproducts, Inc. ("Bell"). Bell provides value-added turnkey services on behalf of the Company to build certain products in accordance with the Company's specifications. A director of the Company is also a director of Bell.

Note 12   Supplemental Cash Flow Information

The following table reflects supplemental cash flow from investing activities related to acquisitions for the fiscal years ended June 30:

----------------------------------------------------------------------------------------
Fair value of:                                          2000          1999         1998
--------------
-------------------------------------------------------------- --------------------------
Assets acquired and goodwill                         $ 124,654     $  25,735    $  23,350
-------------------------------------------------------------- --------------------------
Liabilities assumed                                    (42,558)      (13,312)      (3,800)
-------------------------------------------------------------- --------------------------
Common stock, stock options
-------------------------------------------------------------- --------------------------
  and warrants issued                                  (69,771)      (12,856)      (4,400)
                                                     ---------     ---------    ---------
-------------------------------------------------------------- --------------------------
Net cash (received) paid on acquisitions             $  12,325     $    (433)   $  15,150
                                                     =========     =========    =========
----------------------------------------------------------------------------------------

Note 13 Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2000 and 1999 is as follows (in thousands except for per share data amounts):


                                   1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
----------------------------------------------------------------------------------
Fiscal 2000:
------------
Net sales                             $ 50,447   $ 62,562   $ 61,246    $ 63,712
Gross profit                            28,147     32,147     33,286      30,814
In process research and development      2,000       --        1,100         400
Income (loss) from operations            2,680      5,806      1,071      (3,593)
Net income (loss)                        2,790      5,389      1,669      (2,261)
Net income (loss) per share
     - basic                              0.06       0.11       0.03       (0.05)
     - diluted                            0.05       0.10       0.03       (0.05)
Shares used to compute
    net income per share
    - basic                             46,600     47,844     48,655      50,129
    - diluted                           52,984     54,454     56,424      50,129


Fiscal 1999:
------------
Net sales                             $ 32,273   $ 39,172   $ 40,147    $ 47,506
Gross profit                            17,260     20,975     21,705      25,135
In process research and development       --         --        6,579        --
Income (loss) from operations            3,863      5,176     (1,127)      6,447
Net income                               4,008      5,040          8       9,378
Net income per share
     - basic                              0.10       0.12       0.00        0.21
     - diluted                            0.09       0.11       0.00        0.19
Shares used to compute
    net income per share
    - basic                             40,808     42,096     43,084      45,160
    - diluted                           44,452     46,004     47,708      50,654



Schedule II - Valuation and Qualifying Accounts (in thousands)


                                      Balance at      Balance at
                                     beginning of    end of period
                                        period
                                    --------------- ---------------
Year ended June 30, 2000
------------------------
Allowance for bad debt                    1,899           2,528   (a)
Sales return allowances                   3,158           3,255   (b)

Year ended June 30, 1999
------------------------
Allowance for bad debt                    1,469           1,899   (a)
Sales return allowances                   2,954           3,158   (b)

Year ended June 30, 1998
------------------------
Allowance for bad debt                      800           1,469
Sales return allowances                     954           2,954


(a)  Ending amount includes  acquisition-related allowances of $0.9 million and
     $0.3   million  for  the  fiscal  years  ended  June  30,  2000  and  1999, respectively.

(b) Ending amount includes acquisition-related allowances of $0.9 million for the fiscal years ended June 30, 2000 and 1999, respectively.

         Acquisition related allowances are recorded on the date of acquisition and are used solely as a valuation on acquired assets of each separate acquisition.