Form 10-Q
period 2000-09-30
PINNACLE SYSTEMS INC
filed 2000-11-14
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

The number of shares of common stock outstanding as of November 5, 2000 was approximately 50,819,965.

                                      INDEX

PART I - FINANCIAL INFORMATION

          ITEM 1 - Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -
                       September 30, 2000 and June 30, 2000                    3

                   Condensed Consolidated Statements of Operations -
                       Three Months Ended - September 30, 2000 and 1999        4

                   Condensed Consolidated Statements of Comprehensive Income
                       Three Months Ended - September 30, 2000 and 1999        5

                   Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended - September 30, 2000 and 1999        6

                   Notes to Condensed Consolidated Financial Statements        7

          ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    11

          ITEM 3 - Quantitative and Qualitative Disclosures About
                       Market Risk                                            23


PART II - OTHER INFORMATION

          ITEM 6 - Exhibits and Reports on Form 8-K                           23

                    Signatures                                                24

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (In thousands; unaudited)


                                                                                                 September 30,            June 30,
                                                                                                     2000                   2000(1)
                                                                                                   ---------              ---------
Assets

Current assets:
      Cash and cash equivalents                                                                    $  45,160              $  58,433
      Marketable securities                                                                           11,046                 19,366
      Accounts receivable, net                                                                        53,743                 55,072
      Inventories                                                                                     38,278                 36,824
      Deferred income taxes                                                                           17,103                 17,103
      Prepaid expenses and other assets                                                                4,393                  4,100
                                                                                                   ---------              ---------
                Total current assets                                                                 169,723                190,898

Marketable securities                                                                                   --                    4,346
Property and equipment, net                                                                           15,905                 16,143
Goodwill and other intangibles                                                                       102,674                109,810
Other assets                                                                                           2,249                  1,602
                                                                                                   ---------              ---------
                                                                                                   $ 290,551              $ 322,799
                                                                                                   =========              =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                                             $  16,756              $  22,422
      Accrued expenses                                                                                24,011                 30,146
                                                                                                   ---------              ---------
                Total current liabilities                                                             40,767                 52,568
                                                                                                   ---------              ---------
Deferred income taxes                                                                                 10,611                 10,611
                                                                                                   ---------              ---------
                Total liabilities                                                                     51,378                 63,179

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                                   --                     --
      Common stock, no par value; authorized 120,000 shares;
          50,750 and 51,293 issued and outstanding as of
          September 30 and June 30, 2000, respectively                                               269,045                257,496
      Treasury shares at cost; 645,000 and -0- shares at
          September 30 and June 30, 2000, respectively                                                (5,102)                  --
      Retained earnings (accumulated deficit)                                                        (14,557)                 7,198
      Accumulated other comprehensive loss                                                           (10,213)                (5,074)
                                                                                                   ---------              ---------
                Total shareholders' equity                                                           239,173                259,620
                                                                                                   ---------              ---------
                                                                                                   $ 290,551              $ 322,799
                                                                                                   =========              =========

(1) Numbers are derived from the Company's audited financial statements for the fiscal year ended June 30, 2000.

See accompanying notes to condensed consolidated financial statements.

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In thousands, except per share data; unaudited)


                                                                                                            Three-months Ended
                                                                                                              September 30,
                                                                                                      -----------------------------
                                                                                                        2000                 1999
                                                                                                      --------             --------
Net sales                                                                                             $ 62,775             $ 50,447
Cost of sales                                                                                           36,242               22,300
                                                                                                      --------             --------
          Gross profit                                                                                  26,533               28,147
                                                                                                      --------             --------

Operating expenses:
       Engineering and product development                                                               8,356                5,969
       Sales and marketing                                                                              15,589               11,726
       General and administrative                                                                        3,755                2,711
       Amortization of acquisition related intangible assets                                             7,852                3,061
       Acquisition settlement                                                                           13,250                 --
       In-process research and development                                                                --                  2,000
                                                                                                      --------             --------
 Total operating expenses                                                                               48,802               25,467
                                                                                                      --------             --------

 Operating income (loss)                                                                               (22,269)               2,680

Interest income and other, net                                                                             514                  807
                                                                                                      --------             --------

 Income (loss) before income taxes                                                                     (21,755)               3,487

Income tax expense                                                                                        --                    697
                                                                                                      --------             --------

Net income (loss)                                                                                     $(21,755)            $  2,790
                                                                                                      ========             ========

Net income (loss) per share
         Basic                                                                                        $  (0.43)            $   0.06
                                                                                                      ========             ========
         Diluted                                                                                      $  (0.43)            $   0.05
                                                                                                      ========             ========

Shares used to compute net income (loss) per share
         Basic                                                                                          50,962               46,600
                                                                                                      ========             ========
         Diluted                                                                                        50,962               52,984
                                                                                                      ========             ========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                          (In thousands; unaudited)


                                                           Three-months Ended
                                                              September 30,
                                                        ------------------------
                                                           2000            1999
                                                        --------        --------
Net income (loss)                                       $(21,755)       $  2,790

Foreign currency translation adjustment                   (5,139)          1,117
                                                        --------        --------

Comprehensive income (loss)                             $(26,894)       $  3,907
                                                        ========        ========


See accompanying notes to condensed consolidated financial statements.

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands; unaudited)


                                                                                                             Three Months Ended
                                                                                                                 September 30
                                                                                                         --------------------------
                                                                                                           2000              1999
                                                                                                         --------          --------
Cash flows from operating activities:
      Net income (loss)                                                                                  $(21,755)         $  2,790
      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           In-process research and development                                                               --               2,000
           Acquisition settlement - equity portion                                                         10,877              --
           Depreciation and amortization                                                                    9,076             3,890
           Changes in operating assets and liabilities:
                Accounts receivable                                                                          (230)           (6,572)
                Inventories                                                                                (2,876)           (4,024)
                Accounts payable                                                                           (5,967)             (377)
                Accrued expenses                                                                           (3,032)             (455)
                Other                                                                                      (1,557)               34
                                                                                                         --------          --------
                      Net cash used in operating activities                                               (15,464)           (2,714)
                                                                                                         --------          --------

Cash flows from investing activities:
      Purchases of property and equipment                                                                  (1,147)           (2,927)
      Acquisition payments net of cash acquired                                                            (3,309)          (12,597)
      Proceeds from maturity of marketable securities, net of purchases                                    12,667             6,305
      Other investments                                                                                      (300)             --
                                                                                                         --------          --------
                      Net cash provided by (used in) investing activities                                   7,911            (9,219)
                                                                                                         --------          --------

Cash flows from financing activities:
        Purchase of treasury stock                                                                         (5,102)             --
        Proceeds from issuance of common stock                                                                 67             2,193
        Payments on note payable                                                                             --                 (82)
                                                                                                         --------          --------
                      Net cash provided by (used in) financing activities                                  (5,035)            2,111
                                                                                                         --------          --------

Effects of exchange rate changes on cash                                                                     (685)              434
                                                                                                         --------          --------

Net decrease in cash and cash equivalents                                                                 (13,273)           (9,388)
Cash and cash equivalents at beginning of period                                                           58,433            48,654
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $ 45,160          $ 39,266
                                                                                                         ========          ========


Supplemental disclosures of cash paid during the period for:

         Interest                                                                                        $      1          $      0
                                                                                                         ========          ========
         Income taxes                                                                                    $    674          $      0
                                                                                                         ========          ========

Non-cash transactions:
        Common stock issued in business acquisitions                                                     $   --            $ 20,632
                                                                                                         ========          ========

See accompanying notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements (unaudited)

1.       General

         The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries ("Pinnacle" or the "Company"). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and in accordance with the instructions of Form 10-Q and Rule 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and the income tax valuation allowance. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2000. Results of operations for interim periods are not necessarily indicative of results for a full year.

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

Derivative Instruments and Hedging Activities

         As of July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS No. 133 did not have material affect on the Company's financial statements.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company is in the process of assessing the impact, if any, that the adoption of SAB No. 101 will have on its financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or warrant, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 on July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer related to shipping and handling represent revenues. Issue No. 00-10 is expected to be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-10 to have a material impact on its financial position or results of operations.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 is expected to be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-14 to have a material impact on its financial position or results of operations.

2. Acquisitions

(a) Avid Sports, Inc.

         On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a leading provider of sports editing and online sports media management solutions ("ASports"). On September 30, 2000, the Company entered into an agreement with the former shareholders and option holders of ASports wherein Pinnacle agreed to compensate each of them if the closing price of Pinnacle's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If Pinnacle's share price does not reach this level, the value of the compensation to be paid shall be equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. Former shareholders of ASports would be compensated in shares of Pinnacle's common stock while the former option holders will be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million which represents the fair value of the arrangement on September 30, 2000 including $0.1 million in transaction fees. The Company recorded a liability of $1.7 million which represents the estimated cash payout to the option holders with the remaining $11.5 million recorded as an increase in common stock. The value assigned was determined by an independent appraiser using the Black-Scholes method.

(b) Pro Forma Financial Information

         The following unaudited pro forma results of operations for the three-month period ended September 30, 1999 are as if the acquisitions of Synergy, Puffin, DES, Montage, Propel and ASports had occurred at the beginning of fiscal 1999, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma information excludes charges for acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 1999 or of future operating results.

                                                             Three Months Ended
                                                                September 30,
(In thousands, except per share data)                                1999
                                                                  ----------
Net sales ..............................................          $   57,769
Net loss ...............................................          $   (2,423)
Basic net loss per share ...............................          $    (0.05)
Diluted net loss per share .............................          $    (0.05)

3.        Per Share Information

The following tables reconcile the denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of
Operations:

                                                                 September 30,
                                                               -----------------
(In thousands)                                                  2000       1999
                                                               ------     ------
Basic EPS - weighted average shares of common stock
      outstanding                                              50,962     46,600
Effect of dilutive common equivalent shares - stock
      options and warrants outstanding                           --        6,384
                                                               ------     ------
Diluted EPS - weighted average shares and common
      equivalent shares outstanding                            50,962     52,984
                                                               ======     ======

         The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the Company reports a net loss or the exercise price of the securities exceeds the average fair value of the Company's common stock because the effect would be anti-dilutive. For the three-month periods ended September 30, 2000 and 1999, the Company excluded options to purchase 6,159,197 and 82 shares of common stock, respectively, from the diluted earnings per share computation as their exercise prices exceeded the average fair value of the Company's common stock during the respective periods and, accordingly, their inclusion would have been anti-dilutive.


         For the three-month period ended September 30, 2000, the Company excluded options to purchase 3,676,037 shares of common stock from the diluted earnings per share computation, as the Company experienced a net loss in that period, and as such, their inclusion would have been antidilutive.

4.       Segment Information

         Prior to July 1, 2000, the Company's organizational structure was based on three strategic business groups that sold various products into the Company's principle markets. These business groups equated to three reportable segments:
Broadcast, Desktop, and Consumer. Beginning on July 1, 2000, the Company reorganized and implemented a plan to divide the operations of the Company into three distinct divisions: Broadcast Solutions, Professional .Media and Personal Web Video. The reorganization was performed to provide a structure that would meet the growing demands of the Company and to provide divisional managers the ability to focus and manage their own operations and resources. Prior to this, resources for sales, marketing, operations and logistics were managed independently outside of the business groups. The reorganization also provided the Company an opportunity to re-evaluate its product offerings and better align them within its distribution channels.

         The Company's chief operating decision maker evaluates the performance of these divisions based on revenues, gross profit, and operating income before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges including in-process research and development and amortization of goodwill and other intangibles related to the Company's acquisitions. Operating results also include allocations of certain corporate expenses.

         The following is a summary of the Company's operations by operating segment for the three-month period ended September 30, 2000 and 1999. Only revenue information is being provided on a comparative basis. Due to the reorganization of the Company and the addition and realignment of operational departments and personnel, restatement of prior years segment results would be impractical.


            (in thousands):                                  September 30,
                                                      --------------------------
                                                        2000              1999
                                                      --------          --------
            Broadcast Solutions:
              Revenues                                $ 24,137          $ 17,009
              Gross profit                              11,600
              Operating income (loss)                 $ (1,171)

            Professional .Media:
              Revenues                                $ 13,265          $ 11,608
              Gross profit                               6,034
              Operating income (loss)                 $   (927)

            Personal Web Video:
              Revenues                                $ 25,373          $ 21,830
              Gross profit                               8,899
              Operating income                        $  1,311

            Consolidated:
              Revenues                                $ 62,775          $ 50,447
              Gross profit                              26,533
              Operating income (loss)                 $   (787)


The following table reconciles operating income (loss) to total consolidated amounts for the three-month period ended September 30, 2000 (in thousands):

Total operating loss for reportable segments                         $     (787)
Unallocated amounts:
       Unallocated expenses                                                (380)
       Amortization of acquisition intangibles                           (7,852)
       Acquisition settlement                                           (13,250)
                                                                       --------
Consolidated operating loss                                          $  (22,269)
                                                                       ========

5.       Customers and Credit Concentrations

         During the three months ended September 30, 2000, no one customer accounted for more than 10% of net sales. During the three-month period ended September 30, 1999, Avid Technology Inc. accounted for approximately 10.2% of net sales.

6.       Related Parties

         Bell Microproducts Inc. ("Bell") performs certain services and builds certain products for the Company. A director of the Company is also a director of Bell. During the three months ended September 30, 2000 and 1999, the Company purchased materials from Bell totaling $1,171,504 and $880,000, respectively.

7.       Commitments and Contingencies

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

         On August 29, 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. No.
00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the "AT Claim"). The AT Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated ("AT") and Montage (the "AT Agreement"). The AT Claim also alleges that DES intentionally interfered with AT's claimed rights with respect to the purported AT Agreement and was unjustly enriched as a result. Finally, the AT Claim requests that the court impose a constructive trust on at least 50% of the proceeds of the purported AT Agreement and render a declaratory judgement in favor of AT. The Company has engaged counsel to defend the AT Claim. Montage and DES believes it has meritorious defenses and intends to vigourously defend AT's claim.

         On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a leading provider of sports editing and online sports media management solutions ("ASports"). On September 30, 2000, the Company entered into an agreement with the former shareholders and option holders of ASports wherein Pinnacle agreed to compensate each of them if the closing price of Pinnacle's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If Pinnacle's share price does not reach this level, the value of the compensation to be paid shall be equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. Former shareholders of ASports would be compensated in shares of Pinnacle's common stock while the former option holders will be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million which represents the fair value of the arrangement on September 30, 2000 including $0.1 million in transaction fees. The Company recorded a liability of $1.7 million which represents the estimated cash payout to the option holders with the remaining $11.5 million recorded as an increase in common stock. The value assigned was determined by an independent appraiser using the Black-Scholes method.


         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations or liquidity, although there can be no assurance as to the outcome of such litigation.

8.       Stock Repurchase

         On July 25, 2000 the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of September 30, 2000, the Company has repurchased a total of 645,000 shares of common stock at a cost of $5.1 million and approximately 2.355 million shares remain authorized for repurchase.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including the first sentence of the fourth paragraph under "Broadcast Solutions Division" relating to the Company's products, the last sentence in the second paragraph under "Results of Operations" relating to International sales , the last sentence in the third paragraph under "Results of Operations" relating to pricing pressures, the last sentrence in the fourth paragraph under "Results of Operations" relating to engineering and product development resources, the last sentence of the sixth paragraph under "Results of Operations" relating to general and administrative expenses, the last sentence in the first paragraph under "Liquidity and Capital Resources" relating to Capital resources, the third sentence in the third paragraph under "Liquidity and Capital Resources" relating to investing securities, and the last sentence in the fourth paragraph under "Liquidity and Capital Reources" relating to cash proceeds from stock option securities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's ability to manage growth; the risks associated with successfully integrating acquired businesses; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in the Company's operating results; the historical absence of backlog; the Company's highly competitive industry and rapid technological change within the Company's industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; the Company's dependence on retention and attraction of key employees; the risks associated with future acquisitions; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.

Overview

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

         The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air and Internet streaming applications. For the professional desktop market, the Company provides computer based video editing and media creation products, products used to create video content and solutions used to stream live and recorded video over the Internet. To address the consumer marketplace, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company's consumer products enable content to be created that is suitable for the Internet. To focus resources to address the needs of these markets, Pinnacle has structured itself into three distinct divisions: Broadcast Solutions Division, Professional .Media Division and the Personal Web Video Division.

Broadcast Solutions Division

         The Broadcast Solutions Division currently offers products that provide systems solutions to broadcasters. This includes products that provide real time digital effects, still image management and storage, and real time video character generation. Pinnacle also sells digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control surfaces for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 2000 were the DVExtreme, Lightning, Deko and Thunder and the Media Stream family of products. In addition, the Company sells BroadNet solutions, which is a network technology that enables the Company's broadcast products to be networked together for easy interoperability, and to exchange information through the Internet. In August 1999, the Company completed the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company. The acquisition included key technologies, intellectual property, the MediaStream server family of products as well as most managers and employees from that division. The MediaSteam server family complements the Company's Thunder family, to provide a more complete line of broadcast quality video-server solutions.

         In February 2000, the Company introduced MediaStream 300, the newest member of the MediaStream family. The MediaStream 300 offers the high-quality, reliable playback and the comprehensive networking needed by today's broadcasters in an extremely compact, two-rack-unit package that is more affordable and more space efficient than previous MediaStream servers. In March 2000, the Company began shipping Rocket for FXDEko, a template-based tool that allows the generation of real-time 3D elements that can be automatically updated by live data streams. In September 2000, Broadcast began shipping the PDS 9000 video production switcher. The PDS 9000 was designed for broadcasters producing live video events such as news, sports and local interest programming.

         During  the  fiscal  year ended June 30,  2000,  the  Company  acquired
Digital Editing Services, Inc. and Avid Sports, Inc. These companies supply sports editing software used by professional and school teams around the world. Combined, these businesses give Pinnacle a leading position in this important video market. In addition, Pinnacle acquired Montage, a provider of networked non-linear editing solutions including VorteXNews(TM) which gives users the ability to process, edit, store, broadcast and stream to the Internet live news and sports content entirely in the digital domain. These products are expected to form the basis of Broadcast's Totally Networked News(TM) solutions family to create powerful and comprehensive media management, editing and streaming solutions for broadcasters and sports organizations.

         The Broadcast Solutions division accounted for approximately 38.5% and 33.7% of net sales in the three-month periods ended September 30, 2000 and 1999, respectively.

Professional .Media Division

         The Professional .Media Division designs, manufactures, and sells media creation and delivery solutions combining powerful media production, editing, and authoring tools with leading edge visual effects solutions. .Media enables its customers to distribute rich integrated media content through traditional and new, internet-based, delivery methods. By combining the power of the Internet with Pinnacle Systems' rich media production and editing solutions heritage, the .Media division offers customers new ways to create value for their clients. .Media includes Pinnacle's webcasting solutions which emphasize the Company's goal to be a leading provider of solutions for the internet media-streaming marketplace. .Media's product offerings include Genie, Reeltime, DVD 2000, Commotion, StreamGenie and the TARGA family of products.

         In March 2000, the Company acquired Puffin, a provider of content creation solutions. Puffin sells an advanced set of software tools that includes Commotion(TM), an all-in-one solution that combines the power of the paintbrush with intuitive compositing and effects tools to deliver superior performance on the desktop. Commotion 3.0 began shipping in June 2000. Also in June 2000,
 .Media began shipping TARGA 3000, the Company's newest content creation and streaming platform. TARGA 3000 allows users to choose processing in DV, MPEG-2 or true uncompressed digital 601 format, and enables them to mix these formats on a single timeline. In October 2000, .Media announced the availability of CineWave, an uncompressed standard-definition (SD) video solution available for Apple's Power Mac G4. Based on the award winning TARGA architecture, CineWave is a powerful solution for the Power Mac G4.

         For its class of webcasting solutions, .Media offers StreamGenie, a portable Webcasting solution for streaming live video programming over the Internet. The Company began shipping StreamGenie in June 2000. In March 2000, the Company announced the StreamFactory(TM) Web Media Encoder that targets Internet broadcasters who require real-time web encoding of live or previously produced content. The Company expects to begin shipping StreamFactory in December 2000.

         The .Media division accounted for approximately  21.1% and 23.0% of net
sales  in  the   three-month   periods  ended   September  30,  2000  and  1999,
respectively.

Personal Web Video Division

         The Personal Web Video Division ("Web") combines the Company's high-end professional video product line with its consumer retail products. Professional products , targeted to the sophisticated end-user, are designed to provide high quality video capture, compression and decompression, editing and real time video manipulation capabilities for computer based video post-production systems. Professional products are integrated into the computer by a value-added reseller, an OEM, or the end user. Web also maintains alliances with computer manufacturers such as Dell and Compaq to provide professional workstations using Pinnacle solutions. Web's class of professional video capture and editing products includes miroVIDEO DC30, DC1000 and the DV500. Web's lower end consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer (PC), camcorder and VCR and recently announced a solution for capturing, editing and sharing video over the Internet. Web also sells products that allow consumers to watch TV, listen to FM radio and create their own videos on a PC. Web's consumer product line includes Studio DC10, Studio MP10, Studio PCTV and PCTV USB and Studio DV. Price points of consumer products are the lowest of all the Company's product lines and are marketed as computer peripherals.

         In September 2000, Web announced Studio OnLine, one of the first consumer products to offer a complete integrated solution for capturing, editing and sharing video over the Internet. Studio OnLine comes with Pinnacle's powerful and easy-to-use video editing Studio software. In October 2000, Web announced immediate availability of Studio Basic for RealVideo(R), an easy-to-use video editing software for creating RealNetworks(R) RealVideo content. This product is the result of an alliance between Pinnacle and RealNetworks, Inc.

         Web's products are mostly distributed directly to retail outlets, through retail distributors such as Ingram Micro, and to value added resellers ("VARs"), and other resellers. Web also sells directly to end-users by accepting orders via the telephone and Internet. The Personal Web Video Division accounted for approximately 40.4% and 43.3% of net sales in the three-month periods ended September 30, 2000 and 1999 respectively.

Results of Operations

         Net Sales. Net sales increased 24.4% to $62.8 million in the quarter ended September 30, 2000, from $50.4 million in the quarter ended September 30, 1999. Net sales increased in all three divisions. Broadcast sales increased
41.9% primarily due to the sale of products obtained through the acquisition of ASports. Broadcast sales also benefited from increased sales of its Deko line and revenues generated from sales of its new production switcher, the PDS 9000.
In the .Media Division, net sales increased 14.3% to $13.3 million in the quarter ended September 30, 2000, from $11.6 million in the quarter ended
September 30, 1999. This increase was due mostly to sales of the .Media's recent product releases, TARGA 3000 and Stream Genie. In the Web division, sales increased 16.2% to $25.4 million in the quarter ended September 30, 2000, from $21.8 million in the quarter ended September 30, 1999. This increase is due primarily to increased sales of the PCTV product line in Europe. In addition sales of Studio DV outgrew a decline in sales of other Studio products including the MP10 and DC10. Following is a summary of revenues from each division:

                                                                                              Increase
Quarter ended September 30:                 2000        %              1999         %        (Decrease)
                                          --------    -----          --------     -----      ----------
Division
Broadcast Solutions                        $24,137     38.5%         $ 17,009      33.7%        41.9%
Professional .Media                         13,265     21.1%           11,608      23.0%        14.3%
Personal Web Video                          25,373     40.4%           21,830      43.3%        16.2%
                                          --------    -----          --------     -----         ----
                                          $ 62,775    100.0%         $ 50,447     100.0%        24.4%
                                          ========    ======         ========     ======        -----


         International sales (sales outside of North America) increased 32.2% in the three-month period ended September 30, 2000 compared to the same period last year and accounted for approximately 51.8% and 48.8% of the Company's net sales, respectively. As a percentage of Pinnacle's total net sales, international sales The Company expects that international sales will continue to represent a significant portion of its total net sales.

         Gross Profit. Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, the Company's gross profit, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors. In addition to direct material costs, cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties and provisions for excess and shrinkage. In the three-month period ended September 30, 2000, total blended gross profit decreased to 42.3% from 55.8% in the three-month period ended September 30, 1999. Included in the cost of sales for the quarter ended September 30, 2000 is a $2.5 million inventory charge related to discontinued products and accessories primarily in the Broadcast and .Media divisions. Excluding the charge, blended gross profit would have been 46.2% in the quarter ended September 30, 2000. The decrease in margins was primarily reflected in the Broadcast division. Excluding a $1.3 million portion of the inventory charge, Broadcast margins dropped to 53.3% from 63.8% in the three-month periods ended September 30, 2000 and 1999, respectively. This decrease was due to a drop in MediaStream margins and a decrease in service revenues which generally provide more favorable margins. Pinnacle's margin also decreased due to changes in its overall mix of product sales and competitive pricing pressures especially in the Web Division.

         Engineering   and   Product   Development.   Engineering   and  product
development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses increased 40.0% to $8.4 million in the three-month period ended September 30, 2000 from $6.0 million in the same period last year. As a percentage of sales, engineering and product development expenses were 13.3% in the three months ended September 30, 2000, versus 11.8% in the same period last year. The increase was due primarily to the acquisitions of Puffin, Montage, DES, and ASports. Pinnacle believes that investment in research and development is crucial to its future growth and position in the industry and expects to continue to allocate significant resources to all of its engineering and product development locations throughout the world.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 32.9% to $15.6 million in the three-month period ended September 30, 2000, from $11.7 million in the same period last year. The increase was due to acquisitions of Puffin and ASports, expanded operations in Japan, and increased expenditures in North America and Europe. These increases reflect expenditures to achieve the Company's goal of increased sales and market share and expanded product awareness in new and existing markets throughout the world. As a percentage of net sales, expenditures increased to 24.8% in the three-month period ended September 30, 2000, from 23.2% in the same period last year. This increase reflects a growth in sales and marketing expenditures exceeding incremental sales.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and MIS personnel, occupancy costs and other corporate administrative expenses. General and administrative expenses increased 38.5% to $3.8 million in the three months ended September 30, 2000, from $2.7 million in the three-month period ended September 30, 1999. As a percentage of total revenue, general and administrative expenses were 6.0% and 5.4% in each of the three-month periods ended September 30, 2000 and 1999, respectively. The increase in the absolute dollar amount of general and administrative expenses was primarily due to increased investment necessary to manage and support the Company's increased scale of operations. The increase also includes a reorganization charge of approximately $342,000 primarily related to severance and associated costs that were paid during the three-month period ended September 30, 2000. The Company anticipates that for the near future, its general and administrative expenses, as a percentage of net sales, should remain at approximately the same percentage as in fiscal 2000.

         Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists of amortization of goodwill and identifiable intangible assets mostly including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased 156.5% from $3.1 million in the three-month period ended September 30, 1999 to $7.9 million in the three-month period ended September 30, 2000. The increase is primarily related to amortization of additional goodwill and other intangibles resulting from the six acquisitions Pinnacle made during fiscal 2000.

         Acquisition Settlement. On September 30, 2000, the Company entered into an agreement with the former shareholders and option holders of ASports, Inc. wherein Pinnacle agreed to compensate each of them if the closing price of Pinnacle's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If Pinnacle's share price does not reach this level, the value of the compensation to be paid shall be equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. Former shareholders of ASports would be compensated in shares of Pinnacle's common stock while the former option holders will be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million which represents the fair value of the arrangement on September 30, 2000 including $0.1 million in transaction fees. The Company recorded a liability of $1.7 million which represents the estimated cash payout to the option holders with the remaining $11.5 million recorded as an increase in common stock. The value assigned was determined by an independent appraiser using the Black-Scholes method.

         In-Process Research and Development. During the three month period ended September 30, 1999, the Company recorded an in-process research and development charge of $2.0 million relating to the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company ("VID"). The acquired in-process research and development from VID relates to the development of the next generation of Media Stream products. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable product's; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

         Interest Income, net. Net interest income and other consists primarily of interest income generated from the Company's investments in money market funds, government securities and commercial paper. In the three-month period ended September 30, 2000, interest income decreased approximately 36.3% to $514,000 from $807,000 in the same period last year. The decrease reflects a reduction in the Company's cash and marketable securities due to cash paid for acquisitions completed towards the end of fiscal 2000 in addition to cash paid to repurchase common stock. In addition, positive cash flows generated from Pinnacle's foreign operations and invested overseas obtain lower interest yields than investments made domestically.

         Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. The Company did not record a provision for income taxes for the three-month period ended September 30, 2000. The Company recorded a provision for income taxes of $697,000 for the three-month periods ended September 30, 1999. The Company has provided a valuation allowance for a portion of its deferred tax assets as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. On June 30, 2000, the total valuation allowance was $9.3 million.

         As of June 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $13.9 million and $5.7 million, respectively. The Company's federal net operating loss carryforwards expire in the years 2012 through 2020, if not utilized. The Company's state net operating loss expires in the years 2002 through 2005, if not utilized. In addition, the Company had federal research and experimentation credit carryforwards of $3.1 million which expire in the years 2001 through 2020, and state research and experimentation credit carryforwards of $2.3 million which have no expiration provision.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company is in the process of assessing the impact, if any, that the adoption of SAB No. 101 will have on its financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or warrant, and
(d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 on July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operations.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer related to shipping and handling represent revenues. Issue No. 00-10 is expected to be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-10 to have a material impact on its financial position or results of operations.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 is expected to be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-14 to have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of September 30,
2000, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $56.2 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities consumed $15.5 million in cash during the three months ended September 30, 2000. This was primarily attributable to the Company's net loss for the period in addition to the increase in inventories and the paydown of accounts payable and accrued expenses. Inventory management is an area of focus as Pinnacle balances the need to maintain strategic inventory levels to ensure competitive lead times and provide timely customer service versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements. Cash was also used to pay down accounts payable and accrued obligations assumed through acquisitions and accrued through normal operations.

         During the three month period ended September 30, 2000, cash flow from investing activities increased primarily due to the maturation of the Company's investments in marketable securities. Cash flow used in investing activities included $1.1 million invested in property and equipment, compared to $2.9 million in the three months ended September 30, 1999. The high level of expenditures in the three-month period ended September 30, 1999 primarily reflects payments for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in August 1999 to accommodate increased headcount related to the VID acquisition and to fund the the Company's SAP implementation. As the Company continues to grow, it expects to incur ongoing purchases of property and equipment. Such capital expenditures will be financed from working capital. Cash flow from investing activities also includes payments related to acquisitions. In July 2000, the Company paid $3.4 million for the acquisition of Propel Ahead, Inc. which closed in June 2000. In the three-month period ended September 30, 1999, the Company paid $12.6 million related to the VID acquisition.

         Cash flows used in financing activities consisted mostly of cash paid to repurchase stock on the open market. On July 25, 2000 the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of September 30, 2000, the Company repurchased a total of 645,000 shares of its common stock at a cost of $5.1 million. Approximately 2.355 million shares remain authorized for repurchase. Cash flows from the exercise of employee stock options decreased from $2.2 million in the three-month period ended September 30, 1999 to $67,000 in the three-month period ended September 30, 2000. This is due mainly to the recent drop in the market price of the Company's common stock. The Company may continue to experience a decrease in the cash proceeds from stock option exercises if the stock maintains a moderately low price level.

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

         |X| We must retain key employees to remain competitive.

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

         We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, net sales in fiscal 2000 were $238.0 million compared to $159.1 million in fiscal 1999, a 49.6% increase. In the three month period ended September 30, 2000, net sales increased 24.4% over the same period last year. As a result of internal growth and recent acquisitions, we have increased the number of employees significantly over the last two fiscal years and many are geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption or diversion of focus from our core business activities and have an adverse effect on financial results.

         |X| Any failure to successfully integrate the businesses we have acquired could negatively impact us.

         In June 2000, we acquired Avid Sports, Inc. and Propel Ahead, Inc., and in April 2000, we acquired Montage Group, Ltd. In January 2000, we acquired Synergy, Inc. In March 2000, we acquired Digital Editing Services, Inc. and Puffin Designs, Inc. Also, in 1999, we acquired the Video Communications Division of the Hewlett-Packard Company, Truevision, Inc. and Shoreline Studios, Inc. We may in the near- or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

         Sales of our products outside of North America represented approximately 55% of net sales in the period ended June 30, 2000 and 61% of net sales in the year ended June 30, 1999. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. In fiscal 2001 and beyond, we expect that a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. Pinnacle has developed natural hedges for some of this risk in that most of the European operating expenses are also denominated in local currency.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company transacts business in various foreign currencies but primarily the Euro and those of the U.K., and Japan. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. The Company currently does not use financial instruments to hedge local currency activity at any of its foreign locations. Instead, the Company believes that a natural hedge exists, in that local currency revenues substantially offsets the local currency denominated operating expenses. The Company assesses the need to utilize financial instruments to hedge foreign currency exposure on an ongoing basis.

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


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits:

                   10.23 Settlement agreement by and among Pinnacle Systems Inc. and those former stockholders of Avid Sports, Inc.

                   27.1    Financial Data Schedule

              (b) Reports on Form 8-K

         On July 14, 2000, the Company filed a report on Form 8-K announcing the Company's acquisition of Avid Sports, Inc.

         On July 27, 2000, the Company filed a report on Form 8-K announcing its preliminary sales and earnings figures for the fourth quarter of fiscal 2000, its final earnings for the fourth quarter of fiscal 2000, and the filing of a securities class action lawsuit against the Company and certain of its officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PINNACLE SYSTEMS, INC.



Date: November 14, 1999                    By: /s/Mark L.  Sanders
                                               ---------------------------------
                                                   Mark L. Sanders
                                                   President, Chief Executive
                                                   Officer and Director

Date: November 14, 1999                    By: /s/Arthur D.  Chadwick
                                               ---------------------------------
                                                   Arthur D. Chadwick
                                                   Vice President, Finance and
                                                   Administration and
                                                   Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PINNACLE SYSTEMS, INC.



Date: November 14, 1999                    By:
                                               ---------------------------------
                                                   Mark L. Sanders
                                                   President, Chief Executive
                                                   Officer and Director

Date: November 14, 1999                    By:
                                               ---------------------------------
                                                   Arthur D. Chadwick
                                                   Vice President, Finance and
                                                   Administration and
                                                   Chief Financial Officer