Form 10-Q
period 2000-12-31
PINNACLE SYSTEMS INC
filed 2001-02-14
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           Commission File No. 0-24784

                             PINNACLE SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)


           California                                   94-3003809
-------------------------------            -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              280 N. Bernardo Ave.
Mountain View, CA                                                       94043
-----------------                                                    ----------
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

The number of shares of common stock outstanding as of February 7, 2001 was approximately 51,045,167.

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1 - Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -
                December 31, 2000 and June 30, 2000                           3

            Condensed Consolidated Statements of Operations -
                Three Months and Six Months Ended
                December 31, 2000 and 1999                                    4

            Condensed Consolidated Statements of Comprehensive Income (Loss)
                Three Months and Six Months Ended
                December 31, 2000 and 1999                                    5

            Condensed Consolidated Statements of Cash Flows -
                Six Months Ended - December 31, 2000 and 1999                 6

            Notes to Condensed Consolidated Financial Statements              7

   ITEM 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          11

   ITEM 3 - Quantitative and Qualitative Disclosures About
                Market Risk                                                  24


PART II - OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders              25

   ITEM 6 - Exhibits and Reports on Form 8-K                                 25

             Signatures                                                      26

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (In thousands; unaudited)
                                                                               December 31,             June 30,
                                                                                  2000                  2000(1)
                                                                                ---------              ---------
Assets

Current assets:
      Cash and cash equivalents                                                 $  48,835              $  58,433
      Marketable securities                                                         4,464                 19,366
      Accounts receivable, net                                                     58,489                 55,072
      Inventories                                                                  44,769                 36,824
      Deferred income taxes                                                        17,103                 17,103
      Prepaid expenses and other assets                                             4,147                  4,100
                                                                                ---------              ---------

                Total current assets                                              177,807                190,898

Marketable securities                                                                --                    4,346
Property and equipment, net                                                        15,420                 16,143
Goodwill and other intangibles, net                                                98,008                109,810
Other assets                                                                        2,338                  1,602
                                                                                ---------              ---------
                                                                                $ 293,573              $ 322,799
                                                                                =========              =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                          $  17,376              $  22,422
      Accrued expenses                                                             24,253                 30,146
                                                                                ---------              ---------

                Total current liabilities                                          41,629                 52,568

      Deferred income taxes                                                        10,611                 10,611
                                                                                ---------              ---------

                Total liabilities                                                  52,240                 63,179

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                --                     --
      Common stock, no par value; authorized 120,000 shares;
          51,008 and 51,293 issued and outstanding as of
          December 31 and June 30, 2000, respectively                             272,078                257,496
      Treasury shares at cost; 793 and -0- shares at
           December 31 and June 30, 2000, respectively                             (6,508)                  --
      Retained earnings (accumulated deficit)                                     (15,555)                 7,198
      Accumulated other comprehensive loss                                         (8,682)                (5,074)
                                                                                ---------              ---------

                Total shareholders' equity                                        241,333                259,620
                                                                                ---------              ---------
                                                                                $ 293,573              $ 322,799
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

                                                       3

                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data; unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                December 31,                     December 31,
                                                                           2000             1999            2000             1999
                                                                         ---------        ---------       ---------        ---------
Net sales                                                                $  75,033        $  62,562       $ 137,808        $ 113,008
Cost of sales                                                               39,668           30,415          75,910           52,714
                                                                         ---------        ---------       ---------        ---------
          Gross profit                                                      35,365           32,147          61,898           60,294
                                                                         ---------        ---------       ---------        ---------

Operating expenses:
       Engineering and product development                                   7,971            6,244          16,327           12,213
       Sales and marketing                                                  16,683           13,819          32,272           25,545
       General and administrative                                            4,338            2,257           8,093            4,969
       Amortization of goodwill and intangibles                              7,470            4,021          15,322            7,082
       Acquisition settlement                                                  363             --            13,613             --
       In-process research and development                                    --               --              --              2,000
                                                                         ---------        ---------       ---------        ---------

 Total operating expenses                                                   36,825           26,341          85,627           51,809
                                                                         ---------        ---------       ---------        ---------

 Operating income (loss)                                                    (1,460)           5,806         (23,729)           8,485

Interest income and other, net                                                 462              804             976            1,612
                                                                         ---------        ---------       ---------        ---------

 Income (loss) before income taxes                                            (998)           6,610         (22,753)          10,097
Income tax expense                                                            --              1,221            --              1,918
                                                                         ---------        ---------       ---------        ---------

Net income (loss)                                                        $    (998)       $   5,389       $ (22,753)       $   8,179
                                                                         =========        =========       =========        =========

Net income (loss) per share
         Basic                                                           $   (0.02)       $    0.11       $   (0.45)       $    0.17
                                                                         =========        =========       =========        =========
         Diluted                                                         $   (0.02)       $    0.10       $   (0.45)       $    0.15
                                                                         =========        =========       =========        =========

Shares used to compute net income (loss) per share
         Basic                                                              50,951           47,844          50,943           47,224
                                                                         =========        =========       =========        =========
         Diluted                                                            50,951           54,454          50,943           53,710
                                                                         =========        =========       =========        =========

See accompanying notes to condensed consolidated financial statements.

                                  PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                         (In thousands; unaudited)

                                                         Three Months Ended          Six Months Ended
                                                            December 31,                December 31,
                                                         2000          1999          2000          1999
                                                       --------      --------      --------      --------
Net income (loss)                                      $   (998)     $  5,389      $(22,753)     $  8,179

Foreign currency translation adjustment                   1,531        (2,183)       (3,608)       (1,066)
                                                       --------      --------      --------      --------

Comprehensive income (loss)                            $    533      $  3,206      $(26,361)     $  7,113
                                                       ========      ========      ========      ========

See accompanying notes to condensed consolidated financial statements.

                                          PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands; unaudited)
                                                                                                 Six Months Ended December 31,
                                                                                                     2000           1999
                                                                                                   --------       --------
Cash flows from operating activities:
      Net income (loss)                                                                            $(22,753)      $  8,179
      Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
           In-process research and development                                                         --            2,000
           Acquisition settlement - equity portion                                                   11,482           --
           Depreciation and amortization                                                             18,700          9,020
           Deferred taxes                                                                               377         (1,444)
           Changes in operating assets and liabilities:
                Accounts receivable                                                                  (3,524)        (6,495)
                Inventories                                                                          (8,319)        (2,043)
                Accounts payable                                                                     (5,814)         2,102
                Accrued expenses                                                                     (4,082)          (495)
                Other                                                                                (2,749)          (845)
                                                                                                   --------       --------
                      Net cash provided by (used in) operating activities                           (16,682)         9,979
                                                                                                   --------       --------

Cash flows from investing activities:
      Purchases of property and equipment                                                            (2,683)        (5,103)
      Acquisition payments net of cash acquired                                                      (6,247)       (12,597)
      Proceeds from maturity of marketable securities, net of purchases                              19,248         11,850
                                                                                                   --------       --------
                      Net cash provided by (used in) investing activities                            10,318         (5,850)
                                                                                                   --------       --------

Cash flows from financing activities:
      Purchase of treasury stock                                                                     (6,508)          --
      Payments on note payable                                                                         --              (42)
      Proceeds from issuance of common stock                                                          3,100          5,748
                                                                                                   --------       --------
                      Net cash provided by (used in) financing activities                            (3,408)         5,706
                                                                                                   --------       --------

Effects of exchange rate changes on cash                                                                174          1,960
                                                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                                                 (9,598)        11,795
Cash and cash equivalents at beginning of period                                                     58,433         48,654
                                                                                                   --------       --------

Cash and cash equivalents at end of period                                                         $ 48,835       $ 60,449
                                                                                                   ========       ========

Supplemental disclosures of cash paid during the period for:
      Income taxes                                                                                 $  1,423       $   --
                                                                                                   ========       ========
      Interest                                                                                     $      2       $   --
                                                                                                   ========       ========

Non-cash transactions:
      Common stock issued in business acquisitions                                                 $   --         $ 20,632
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

Derivative Instruments and Hedging Activities

         As of July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company is in the process of assessing the impact, if any, that the adoption of SAB No. 101 will have on its financial position or results of operations.

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

2. Acquisitions

(a) Minerva Networks, Inc.

         On December 29, 2000, the Company acquired DVD authoring technology from Minerva Networks, Inc., a leading provider of professional and consumer video networking solutions that enable the convergence of television and the Internet ("Minerva"). The technology acquired from Minerva includes the Impression family of DVD application software, DVD formatting software and associated intellectual property. Intangibles are being amortized using the straight-line method over a three-year period. In December 2000, the Company paid $2.3 million in cash for Minerva's technology. Pinnacle also incurred approximately $0.1 million in transaction costs.

(b) Pro Forma Financial Information

         The following unaudited pro forma results of operations for the three-month and six-month periods ended December 31, 1999 are as if the acquisitions, as discussed in the Company's Form 10-K for the year ended June 30, 2000, which occurred during the period ended June 30, 2000, had occurred at the beginning of fiscal 1999, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma information excludes charges for acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 1999 or of future operating results.

                                       Three Months Ended       Six Months Ended
(In thousands, except per share data)   December 31, 1999      December 31, 1999
                                        -----------------      -----------------

Net sales                                    $ 66,217              $ 124,122
Net income                                    $ 2,477                $ 4,083
Basic net income per share                    $  0.05                $  0.09
Diluted net income per share                  $  0.05                $  0.08

3.        Per Share Information

The following tables reconcile the denominator of the basic and diluted earnings per  share  computations  shown  on the  Condensed  Consolidated  Statements  of
Operations:
                                                                   Three Months Ended        Six Months Ended
                                                                       December 31,             December 31,
(In thousands)                                                      2000         1999         2000         1999
                                                                   ------       ------       ------       ------
Basic EPS - weighted average shares of common
      stock outstanding                                            50,951       47,844       50,943       47,224
Effect of dilutive securities - stock
      options and warrants outstanding                               --          6,610         --          6,486
                                                                   ------       ------       ------       ------
Diluted EPS - weighted average shares and dilutive
      securities outstanding                                       50,951       54,454       50,943       53,710
                                                                   ======       ======       ======       ======

         The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the Company reports a net loss or the exercise price of the securities exceeds the average fair value of the Company's common stock because the effect would be anti-dilutive. For the three-month and six-month periods ended December 31, 2000, the Company excluded options to purchase 6,254,674 and 6,302,004 shares of common stock, respectively, from the diluted earnings per share computation as their exercise prices exceeded the average fair value of the Company's common stock during the respective periods and, accordingly, their inclusion would have been anti-dilutive.

         For the three-month and six-month periods ended December 31, 2000, the Company excluded an estimated share count for the contingent shares associated with the Avid Sports settlement and employee stock options to purchase 4,744,300 and 4,255,969 shares of common stock, respectively, from the diluted earnings per share computation, as the Company experienced a net loss in that period, and as such, their inclusion would have been anti-dilutive.

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

         The Company's chief operating decision maker evaluates the performance of these divisions based on revenues, gross profit, and operating income before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges. Nonrecurring charges include in-process research and development and amortization of goodwill and other intangibles related to the Company's acquisitions. Operating results also include allocations of certain corporate expenses.

         The following is a summary of the Company's operations by operating segment for the three-month and six-month periods ended December 31, 2000 and 1999. Only revenue information is being provided on a comparative basis. Due to the reorganization of the Company and the addition and realignment of operational departments and personnel, restatement of prior years segment results would be impractical.


(In thousands)                      Three Months Ended       Six Months Ended
                                    ------------------       ----------------
                                        December 31             December 31,
                                        -----------             ------------
                                     2000        1999         2000        1999
                                   --------    --------     --------    --------
Broadcast Solutions:
  Revenues                         $ 23,114    $ 19,350     $ 47,251    $ 36,359
  Gross profit                       12,039                   23,639
  Operating income (loss)          $    310                 $   (861)

Professional Media:
  Revenues                         $ 13,019    $ 11,295     $ 26,284    $ 22,903
  Gross profit                        6,987                   13,021
  Operating income                 $  1,207                 $    280

Personal Web Video:
  Revenues                         $ 38,900    $ 31,917     $ 64,273    $ 53,746
  Gross profit                       16,339                   25,238
  Operating income                 $  4,856                 $  6,167

Consolidated:
  Revenues                         $ 75,033    $ 62,562     $137,808    $113,008
  Gross profit                       35,365                   61,898
  Operating income                 $  6,373                 $  5,586

The following table reconciles operating income (loss) to total consolidated amounts (in thousands):

                                                    Three Months    Six Months
                                                        Ended          Ended
                                                     December 31,   December 31,
                                                         2000           2000
                                                       --------       --------

Total operating income for reportable segments         $  6,373       $  5,586
Unallocated expenses:
         Amortization of acquisition intangibles         (7,470)       (15,322)
         Reorganization expenses and other                 --             (380)
         Acquisition settlement                            (363)       (13,613)
                                                       --------       --------
Consolidated operating loss                            $ (1,460)      $(23,729)
                                                       ========       ========


5.       Customers and Credit Concentrations

         During the six months ended December 31, 2000 and 1999, no one customer accounted for more than 10% of net sales or accounts receivable.

6.       Related Parties

         Bell Microproducts Inc. ("Bell") performs certain services and builds certain products for the Company. A director of the Company is also a director of Bell. During the three months ended December 31, 2000 and 1999, the Company purchased materials from Bell totaling $994,000 and $334,000, respectively. During the six months ended December 31, 2000 and 1999, the Company purchased materials from Bell totaling $3,271,000 and $1,214,000, respectively.

7.       Commitments and Contingencies

         On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning the Company's business prospects during an alleged class period of April 18, 2000 through July 10, 2000. The complaint does not specify damages. The Company is defending the case vigorously.

         On August 29, 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. No.
00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the "AT Claim"). The AT Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated ("AT") and Montage (the "AT Agreement"). The AT Claim also alleges that DES intentionally interfered with AT's claimed rights with respect to the purported AT Agreement and was unjustly enriched as a result. Finally, the AT Claim requests that the court impose a constructive trust on at least 50% of the proceeds of the purported AT Agreement and render a declaratory judgment in favor of AT. The Company has engaged counsel to defend the AT Claim. Pinnacle believes it has meritorious defenses and is vigorously defending AT's claim.

         On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a leading provider of sports editing and online sports media management solutions ("ASports"). On September 30, 2000, the Company entered into an agreement with the former shareholders and option holders of ASports wherein Pinnacle agrees to compensate each of them if the closing price of Pinnacle's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If Pinnacle's share price does not reach this level, the value of the compensation to be paid shall be equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. Former shareholders of ASports would be compensated in shares of Pinnacle's common stock while the former option holders will be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million which represents the fair value of the arrangement on September 30, 2000 including $0.1 million in transaction fees. On December 31, 2000, the Company recorded an additional $0.4 million charge associated with this obligation. As of December 31, 2000, the Company had recorded a liability of $2.1 million which represents the estimated cash payout to the option holders with the remaining $11.5 million recorded as an increase in common stock. The value assigned was determined by an independent appraiser using the Black-Scholes method.

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

8.       Stock Repurchase

         On July 25, 2000 the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of December 31, 2000, the Company repurchased a total of 0.8 million shares of its common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase.

9.       Subsequent Events

         In January 2001, the Company and the shareholders of DES signed an amendment to the DES acquisition agreement that amended the earnout equation. The earnout period is unchanged from the original agreement, but the amended earnout formula is based on both the profitability and revenue of the DES business during the earnout period and on the profitability and revenue of the business acquired from Avid Sports in June, 2000 for the period from July 1, 2000 through the end of the original earnout period. Under the amended agreement, an earnout payment will only be made if operating margins for the total sports business (DES business plus Avid Sports business) exceeds 10% of the total sports revenue during the earnout periods. If an earnout payment is due, the amount will range between 55% and 96% of the combined DES and Avid Sports revenues for those respective periods, depending on actual operating margins of the combined businesses during the earnout period. As with the original earnout agreement, any earnout amount will be paid in shares of the Company's common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including the third and sixth sentences of the fourth paragraph under "Acquisitions" relating to the cash payout to option holders, the seventh paragraph under "Acquisitions" relating to the earnout payment, the last sentence of the second paragraph under "Commitments and Contingencies" relating to the AT Claim, the fourth sentence of the third paragraph under Commitments and Contingencies" relating to the ASports Settlement, the second sentence of the fourth paragraph under "Commitments and Contingencies" relating to legal actions arising in the ordinary course of business, the last sentence in the fourth paragraph under "Results of Operations" relating to engineering and product development resources, the last sentence in each of the third and fourth paragraphs under "Recent Accounting Pronouncements" regarding the adoption of certain accounting standards, the last sentence in the first paragraph under "Liquidity and Capital Resources" relating to capital resources, the last sentence in the fourth paragraph under Liquidity and Capital Resources" relating to cash proceeds from stock option securities, the third sentence in the first paragraph under "Fixed Income Investments" regarding the Company's investment portfolio and the fifth sentence in the second paragraph under "Fixed Income Investments" regarding market and credit risk. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's ability to manage growth; the risks associated with successfully integrating acquired businesses; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in the Company's operating results; the historical absence of backlog; the Company's highly competitive industry and rapid technological change within the Company's industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; the Company's dependence on retention and attraction of key employees; the risks associated with future acquisitions; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.

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

         The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air and Internet streaming applications. For the professional desktop market, the Company provides computer-based video editing and media creation products, products used to create video content and solutions used to stream live and recorded video over the Internet. To address the consumer marketplace, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company's consumer products enable content to be created that is suitable for the Internet. To focus resources to address the needs of these markets, Pinnacle has structured itself into three distinct divisions: Broadcast Solutions Division, Professional .Media Division and the Personal Web Video Division.

Broadcast Solutions Division

         The Broadcast Solutions Division ("Broadcast") currently offers products that provide systems solutions to broadcasters. This includes products that provide real time digital effects, still image management and storage, and real time video character generation. Pinnacle also sells digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control surfaces for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 2000 were the DVExtreme, Lightning, Deko and Thunder and the Media Stream family of products. In addition, the Company sells BroadNet solutions, which is a network technology that enables the Company's broadcast products to be networked together for easy interoperability, and to exchange information through the Internet. In August 1999, the Company completed the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company. The acquisition included key technologies, intellectual property, the MediaStream server family of products as well as most managers and employees from that division. The MediaStream server family complements the Company's Thunder family, to provide a more complete line of broadcast quality video-server solutions.

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

         Broadcast accounted for approximately 30.8% and 30.9% of net sales in the three-month periods ended December 31, 2000 and 1999, respectively and 34.3% and 32.2% of net sales in the six-month periods ended December 31, 2000 and 1999, respectively.

Professional .Media Division

         The Professional .Media Division ("Media") designs, manufactures, and sells media creation and delivery solutions combining powerful media production, editing, and authoring tools with leading edge visual effects solutions. Media enables its customers to distribute rich integrated media content through traditional and new, Internet-based, delivery methods. By combining the power of the Internet with Pinnacle Systems' rich media production and editing solutions heritage, Media offers customers new ways to create value for their clients. Media includes Pinnacle's webcasting solutions which emphasize the Company's goal to be a leading provider of solutions for the Internet media-streaming marketplace. Media's product offerings include Genie, Reeltime, DVD 2000, Commotion, StreamGenie, StreamFactory, and the TARGA family of products.

         In March 2000, the Company acquired Puffin, a provider of content creation solutions. Puffin sells an advanced set of software tools that includes Commotion(TM), an all-in-one solution that combines the power of the paintbrush with intuitive compositing and effects tools to deliver superior performance on the desktop. Commotion 3.0 began shipping in June 2000. Also in June 2000, the Company began shipping TARGA 3000, the Company's newest content creation and streaming platform. TARGA 3000 allows users to choose processing in DV, MPEG-2 or true uncompressed digital 601 format, and enables them to mix these formats on a single timeline. In October 2000, the Company announced the availability of CineWave, an uncompressed standard-definition (SD) video solution available for Apple's Power Mac G4. Based on the award winning TARGA architecture, CineWave is a powerful solution for the Power Mac G4. In January 2001, the Company announced the availability of the Cinewave HD (high-definition) option, an HD system for non-linear editing and post-production on the Power Mac G4.

         For its class of webcasting solutions, Media offers StreamGenie, a portable Webcasting solution for streaming live video programming over the Internet. The Company began shipping StreamGenie in June 2000. In March 2000, the Company announced the StreamFactory(TM) Web Media Encoder that targets Internet broadcasters who require real-time web encoding of live or previously produced content. The Company began shipping StreamFactory in December 2000.

         Media accounted for approximately 17.4% and 18.1% of net sales in the three-month periods ended December 31, 2000 and 1999, respectively and 19.1% and 20.3% of net sales in the six-month periods ended December 31, 2000 and 1999, respectively.

Personal Web Video Division

         The Personal Web Video Division ("Web") combines the Company's high-end professional video product line with its consumer retail products. Professional products, targeted to the sophisticated end-user, are designed to provide high quality video capture, compression and decompression, editing and real time video manipulation capabilities for computer based video post-production systems. Professional products are integrated into the computer by a value-added reseller ("VAR"), an OEM, or the end user. The Company also maintains alliances with computer manufacturers such as Dell and Compaq to provide professional workstations using Pinnacle solutions. Web's class of professional video capture and editing products includes miroVIDEO DC30, DC1000 and the DV500. Web's lower end consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer (PC), camcorder and VCR. Web recently announced a solution for capturing, editing and sharing video over the Internet. Web also sells products that allow consumers to watch TV, listen to FM radio and create their own videos on a PC. Web's consumer product line includes Studio DC10, Studio MP10, Studio PCTV and PCTV USB and Studio DV. Price points of consumer products are the lowest of all the Company's product lines and are marketed as computer peripherals.

         In September 2000, the Company announced Studio OnLine, one of the first consumer products to offer a complete integrated solution for capturing, editing and sharing video over the Internet. Studio OnLine comes with Pinnacle's powerful and easy-to-use video editing Studio software. The Company initiated shipment of Studio OnLine in January 2001. In October 2000, Web announced immediate availability of Studio Basic for RealVideo(R), an easy-to-use video editing software for creating RealNetworks(R) RealVideo content. This product is the result of an alliance between Pinnacle and RealNetworks, Inc.

         Web's products are mostly distributed directly to retail outlets, through retail distributors such as Ingram Micro, and to VARs, and other resellers. Web also sells directly to end-users by accepting orders via the telephone and Internet.

         The Personal Web Video Division accounted for approximately 51.8% and 51.0% of net sales in the three-month periods ended December 31, 2000 and 1999, respectively, and 46.6% and 47.5% of net sales in the six-month periods ended December 31, 2000 and 1999, respectively.

Results of Operations


         Net  Sales.   Net  sales  increased  19.9%  to  $75.0  million  in  the
three-month  period  ended  December 31,  2000,  from $62.6  million in the same period last year. Net sales  increased  21.9% to $137.8 million in the six-month period  ended  December 31,  2000,  from $113.0  million in the same period last year. Net sales  increased in all three  divisions.  Broadcast  Solutions  sales increased  19.5% and 30.0% during the  three-month  and six-month  periods ended
December  31,  2000,  respectively,  as compared to the same period in the prior year. The increase in Broadcast  sales was primarily due to the sale of products obtained through the acquisition of ASports,  DES, and Montage.  Broadcast sales also benefited from increased sales of its Deko line and revenues generated from sales of its new production switcher,  the PDS 9000. Media sales increased 15.3%
and 14.8% during the three-month and six-month  periods ended December 31, 2000, respectively,  as compared to the same period in the prior year.  This  increase was due mostly to sales of Media's  recent  product  releases  which include the
TARGA  line,  Stream  Genie,  and  Stream  Factory.  In the  Personal  Web Video
division,  sales  increased 21.9% and 19.6% during the three-month and six-month periods ended December 31, 2000, respectively, as compared to the same period in the prior year.  This increase was due primarily to new product  releases in the
Studio line. In addition, sales of Studio DV outgrew a decline in sales of other
Studio products including the Studio 400, MP10, and DC10. Following is a summary of revenues from each division:


Three-months ended December 31:                    2000              %            1999              %         Increase
                                                 --------         -------       --------         -------       ------
Division
Broadcast Solutions                               $23,114            30.8%       $19,350            30.9%        19.5%
Professional .Media                                13,019            17.4%        11,295            18.1%        15.3%
Personal Web Video                                 38,900            51.8%        31,917            51.0%        21.9%
                                                 --------         -------       --------         -------       ------
                                                  $75,033           100.0%       $62,562           100.0%        19.9%
                                                 --------         -------       --------         -------       ------


 Six-months ended December 31:                     2000              %            1999              %         Increase
                                                 --------         -------       --------         -------       ------
Division
Broadcast Solutions                              $ 47,251            34.3%      $ 36,359            32.2%        30.0%
Professional .Media                                26,284            19.1%        22,903            20.3%        14.8%
Personal Web Video                                 64,273            46.6%        53,746            47.5%        19.6%
                                                 --------         -------       --------         -------       ------
                                                 $137,808           100.0%      $113,008           100.0%        21.9%
                                                 --------         -------       --------         -------       ------

         International sales (sales outside of North America) increased 21.3% in the three-month period ended December 31, 2000 compared to the three-month period ended December 31, 1999 and accounted for approximately 57.5% and 56.9% of the Company's net sales, respectively. International sales increased 28.3% in the six-month period ended December 31, 2000 compared to the six-month period ended December 31, 1999 and accounted for approximately 56.0% and 53.2% of the Company's net sales, respectively. The Company expects that international sales will continue to represent a significant portion of its total net sales.

         Gross Profit. Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, the Company's gross profit, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors. In addition to direct material costs, cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties and provisions for excess and shrinkage. In the three-month period ended December 31, 2000, total blended gross profit decreased to 47.1% from 51.4% in the three-month period ended December 31, 1999. In the six-month period ended December 31, 2000, total blended gross profit decreased to 44.9% from 53.4% in the six-month period ended December 31, 1999. Included in the cost of sales for the six months ended December 31, 2000 is a $2.5 million inventory charge related to discontinued products and accessories primarily in the Broadcast and Media divisions. Excluding the charge, blended gross profit would have been 46.7% in the six month-period ended December 31, 2000. The decrease in margins was primarily reflected in the Broadcast division. Broadcast margins dropped to 52.1% from 60.7% in the three-month periods ended December 31, 2000 and 1999, respectively. Excluding a $1.3 million portion of the inventory charge, Broadcast margins dropped to 50.0% from 62.3% in the six-month periods ended December 31, 2000 and 1999, respectively. The decrease in Broadcast margins was due to a decrease in service revenues, which generally provide more favorable margins. Pinnacle's margin also decreased due to changes in its overall mix of product sales.

         Engineering   and   Product   Development.   Engineering   and  product
development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses increased 27.7% to $8.0 million in the three-month period ended December 31, 2000 from $6.2 million in the same period last year. Engineering and product development expenses increased 33.7% to $16.3 million in the six-month period ended December 31, 2000 from $12.2 million in the same period last year. As a percentage of sales, engineering and product development expenses were 10.6% and 10.0% in the three-month periods ended December 31, 2000 and 1999, respectively, and were 11.8% and 10.8% in the six-month periods ended December 31, 2000 and 1999, respectively. The increase was due primarily to the acquisitions of Puffin, Montage, DES, and ASports. Pinnacle believes that investment in research and development is crucial to its future growth and position in the industry and expects to continue to allocate significant resources to all of its engineering and product development locations throughout the world.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 20.7% to $16.7 million in the three-month period ended December 31, 2000, from $13.8 million in the same period last year. Sales and marketing expenses increased 26.3% to $32.3 million in the six-month period ended December 31, 2000, from $25.5 million in the same period last year. The increase was due to acquisitions of Puffin and ASports, expanded operations in Japan, and increased expenditures in North America and Europe. These increases reflect expenditures to achieve the Company's goal of increased sales and market share and expanded product awareness in new and existing markets throughout the world. As a percentage of sales, sales and marketing expenditures were 22.2% and 22.1% in the three-month periods ended December 31, 2000 and 1999, respectively, and were 23.4% and 22.6% in the six-month periods ended December 31, 2000 and 1999, respectively. This increase reflects a growth in sales and marketing expenditures exceeding incremental sales.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and MIS personnel, occupancy costs and other corporate administrative expenses. General and administrative expenses increased 92.2% to $4.3 million in the three-month period ended December 31, 2000, from $2.3 million in the same period last year. General and administrative expenses increased 62.9% to $8.1 million in the six-month period ended December 31, 2000, from $5.0 million in the same period last year. As a percentage of total revenue, general and administrative expenses were 5.8% and 3.6% in the three-month periods ended December 31, 2000 and 1999, respectively, and were 5.9% and 4.4% in the six-month periods ended December 31, 2000 and 1999, respectively. The increase in general and administrative expenses was primarily due to the increased investment necessary to manage and support the Company's increased scale of operations and the infrastructure related to the Company's new business units. Other contributing factors were an increase in the bad debt reserve, due to higher overall sales activity and an increase in the reserve for a select number of customers, and higher legal fees associated with the class action lawsuit filed in July 2000. The increase also includes a reorganization charge of approximately $342,000 primarily related to severance and associated costs that were paid during the six-month period ended December 31, 2000.

         Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists of amortization of goodwill and identifiable intangible assets mostly including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased 85.8% from $4.0 million in the three-month period ended December 31, 1999 to $7.5 million in the three-month period ended December 31, 2000. The amortization increased 116.4% from $7.1 million in the six-month period ended December 31, 1999 to $15.3 million in the six-month period ended December 31, 2000. The increase is primarily related to amortization of additional goodwill and other intangibles resulting from the six acquisitions Pinnacle made during fiscal 2000.

         Acquisition Settlement. On September 30, 2000, the Company entered into an agreement with the former shareholders and option holders of ASports wherein Pinnacle agreed to compensate each of them if the closing price of Pinnacle's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If Pinnacle's share price does not reach this level, the value of the compensation to be paid shall be equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. Former shareholders of ASports would be compensated in shares of Pinnacle's common stock while the former option holders would be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million which represents the fair value of the arrangement on September 30, 2000 including $0.1 million in transaction fees. On December 31, 2000, the Company recorded an additional $0.4 million charge associated with this obligation. As of December 31, 2000, the Company has recorded a liability of $2.1 million which represents the estimated cash payout to the option holders with the remaining $11.5 million recorded as an increase in common stock. The value assigned was determined by an independent appraiser using the Black-Scholes method.

         In-Process Research and Development. During the six-month period ended December 31, 1999, the Company recorded an in-process research and development charge of $2.0 million relating to the acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company ("VID"). The acquired in-process research and development from VID relates to the development of the next generation of Media Stream products. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable product's; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

         Interest Income and Other, net. Net interest income and other consists primarily of interest income generated from the Company's investments in money market funds, government securities and commercial paper. In the three-month period ended December 31, 2000, interest income and other decreased approximately 42.5% to $462,000 from $804,000 in the same period last year. In the six-month period ended December 31, 2000, interest income and other decreased approximately 39.5% to $976,000 from $1,612,000 in the same period last year. The decrease reflects a reduction in the Company's cash and marketable securities due to cash used in operations, cash paid for acquisitions, and cash paid to repurchase common stock. In addition, cash invested by Pinnacle's foreign operations obtains lower interest yields than investments made domestically.

         Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. The Company did not record a provision for income taxes for the three-month and six-month periods ended December 31, 2000. The Company recorded a provision for income taxes of $1.2 million and $1.9 million for the three-month and six-month periods ended December 31, 1999. The Company has provided a valuation allowance for a portion of its deferred tax assets as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. On June 30, 2000, the total valuation allowance was $9.3 million.

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

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of December 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $53.3 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities consumed $16.7 million in cash during the six months ended December 31, 2000. This was primarily attributable to the increase in inventories and accounts receivable, and the paydown of accounts payable and accrued expenses from operations and assumed through acquisitions. Inventory management is an area of focus as Pinnacle balances the need to maintain strategic inventory levels to ensure competitive lead times and provide timely customer service versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

         During the six-month period ended December 31, 2000, cash flow from investing activities increased primarily due to the maturation of the Company's investments in marketable securities, whose proceeds were used to fund operations. Cash flow used in investing activities included $2.7 million invested in property and equipment, compared to $5.1 million in the six months ended December 31, 1999. The high level of expenditures in the six-month period ended December 31, 1999 primarily reflects payments for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in August 1999 to accommodate increased headcount related to the VID acquisition and to fund the Company's SAP implementation. Such capital expenditures were financed from working capital. Cash flow from investing activities also includes payments related to acquisitions. During the six-month period ended December 31, 2000, the Company paid $3.4 million in July 2000 for the acquisition of Propel Ahead, Inc. which closed in June 2000, and $2.3 million in December 2000 for the acquisition of Minerva. During the six-month period ended December 31, 1999, the Company paid $12.6 million in August 2000 related to the VID acquisition.

         Cash flows used in financing activities consisted mostly of cash paid to repurchase stock on the open market. On July 25, 2000 the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of December 31, 2000, the Company repurchased a total of 0.8 million shares of its common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase. Cash flows from the exercise of employee stock options decreased from $5.7 million in the six-month period ended December 31, 1999 to $3.1 million in the six-month period ended December 31, 2000. This is due mainly to the drop in the market price of the Company's common stock. The Company may continue to experience a decrease in the cash proceeds from stock option exercises, and employee stock purchases pursuant to the plan, if the stock maintains a moderately low price level.

Factors Affecting Operating Results

         |X| There are various factors which may cause our net revenues and operating results to fluctuate.

         Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

         -     Increased competition and pricing pressure
         -     Timing  of  significant   orders  from  and  shipments  to  major
                 customers, including OEM's and our large broadcast accounts.
         -     Timing and market acceptance of new products
         -     Success in developing, introducing and shipping new products
         - Dependence on distribution channels through which our products are sold
         -     Accuracy of our and our resellers' forecasts of end-user demand
         -     Accuracy of inventory forecasts
         -     Ability to obtain sufficient supplies from our subcontractors
         -     Timing and level of consumer product returns
         -     Foreign currency fluctuations
         -     Costs of integrating acquired operations
         -     General domestic and international economic conditions

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

         We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, in the six-month period ended December 31, 2000, net sales increased 21.9% over the same period last year. Net sales in fiscal 2000 were $238.0 million compared to $159.1 million in fiscal 1999, a 49.6% increase. As a result of internal growth and recent acquisitions, we have increased the number of employees significantly over the last two fiscal years and many are geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption or diversion of focus from our core business activities and have an adverse effect on financial results.

         |X| Any failure to successfully integrate the businesses we have acquired could negatively impact us.

         In December 2000, we acquired Minerva Networks, Inc. In June 2000, we acquired Avid Sports, Inc. and Propel Ahead, Inc. In April 2000, we acquired Montage Group, Ltd. In March 2000, we acquired Digital Editing Services, Inc. and Puffin Designs, Inc. In January 2000, we acquired Synergy, Inc. Also, in 1999, we acquired the Video Communications Division of the Hewlett-Packard Company, Truevision, Inc. and Shoreline Studios, Inc. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

         We have publicly announced that we intend to defend the case vigorously and are in the process of doing so. It is possible that additional similar litigation could be brought against us in the future. The securities class action lawsuit described above and any similar litigation which may be brought against Pinnacle could result in substantial costs and will likely divert management's attention and resources. Any adverse determination in such litigation could also subject us to significant liabilities.

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

         As to consumer products offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, some of which are out of our control:

         - We are obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations
         - The distributors or retailers may not continue to stock and sell our consumer products
         -     Retailers and retail distributors often carry competing products

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

     [X] We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

         California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for and any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

Fixed Income Investments

         The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio of marketable securities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company invests primarily in US Treasury Notes and high-grade commercial paper and generally holds them to maturity. Consequently, the Company does not expect to incur any material loss with respect to its investment portfolio.

         The Company does not use derivative financial instruments in its investment portfolio to manage interest rate risk. The Company does, however, limit its exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for its fixed income portfolios. At the present time, the maximum duration of all portfolios is one year. The guidelines also establish credit quality standards, limits on exposure to any one issue, as well as the type of instruments. Due to the limited duration and credit risk criteria established in the Company's guidelines, the exposure to market and credit risk is not expected to be material.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On  October  30,  2000,   the  Company  held  its  Annual   Meeting  of
Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions. There were no broker non-votes with respect to item 1 below.

1. To elect seven directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

                                                               VOTES
           NOMINEE                        VOTES               WITHHELD
           -------                        -----               --------

           Mark L. Sanders               40,563,177             90,397
           Ajay Chopra                   40,562,763             90,811
           L. Gregory Ballard            40,567,843             85,731
           John Lewis                    40,568,295             85,279
           L. William Krause             40,559,721             93,853
           Glenn E. Penisten             40,561,777             91,797
           Charles J. Vaughan            40,569,181             84,393


2. To approve an amendment to the 1996 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 800,000 shares. The vote was as follows:

FOR: 28,708,540   AGAINST: 11,726,503   ABSTAIN: 218,531    BROKER NON-VOTES: 0

3. To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal period ending June 30, 2001.

FOR: 40,423,105   AGAINST: 45,998       ABSTAIN: 184,471    BROKER NON-VOTES:  0


Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  None

              (b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PINNACLE SYSTEMS, INC.



Date: February 12, 2001                   By: /s/ Mark L.  Sanders

                                                  Mark L. Sanders
                                                  President, Chief Executive
                                                  Officer and Director

Date: February 12, 2001                   By: /s/ Arthur D.  Chadwick

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

                                          PINNACLE SYSTEMS, INC.



Date: February 12, 2001                   By: /s/ Mark L.  Sanders

                                                  Mark L. Sanders
                                                  President, Chief Executive
                                                  Officer and Director

Date: February 12, 2001                   By: /s/ Arthur D.  Chadwick

                                                  Arthur D. Chadwick
                                                  Vice President, Finance and
                                                  Administration and
                                                  Chief Financial Officer