Form 10-Q
period 2001-03-31
PINNACLE SYSTEMS INC
filed 2001-05-15
CIK 774695

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

The number of shares of common stock outstanding as of April 27, 2001 was approximately 51,167,092.

                                      INDEX

PART I - FINANCIAL INFORMATION

   ITEM 1 - Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -
                March 31, 2001 and June 30, 2000                              3

            Condensed Consolidated Statements of Operations -
                Three Months and Nine Months Ended
                March 31, 2001 and 2000                                       4

            Condensed Consolidated Statements of Comprehensive Income (Loss)-
                Three Months and Nine Months Ended
                March 31, 2001 and 2000                                       5

            Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended - March 31, 2001 and 2000                   6

            Notes to Condensed Consolidated Financial Statements              7

   ITEM 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12

   ITEM 3 - Quantitative and Qualitative Disclosures About
                Market Risk                                                  28


PART II - OTHER INFORMATION

   ITEM 1 - Legal Proceedings                                                29

   ITEM 6 - Exhibits and Reports on Form 8-K                                 29

             Signatures                                                      30

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands)


                                                                                March 31,               June 30,
                                                                                  2001                    2000
                                                                                ---------              ---------
                                                                               (unaudited)
Assets

Current assets:
      Cash and cash equivalents                                                 $  47,359              $  58,433
      Marketable securities                                                          --                   19,366
      Accounts receivable, net                                                     66,130                 55,072
      Inventories                                                                  47,508                 36,824
      Deferred income taxes                                                        17,103                 17,103
      Prepaid expenses and other assets                                             3,878                  4,100
                                                                                ---------              ---------

                Total current assets                                              181,978                190,898

Marketable securities                                                                --                    4,346
Property and equipment, net                                                        15,289                 16,143
Goodwill and other intangibles, net                                                91,611                109,810
Other assets                                                                        2,335                  1,602
                                                                                ---------              ---------
                                                                                $ 291,213              $ 322,799
                                                                                =========              =========

Liabilities and Shareholders' Equity

Current liabilities:
      Accounts payable                                                          $  16,797              $  22,422
      Accrued expenses                                                             25,697                 30,146
                                                                                ---------              ---------

                Total current liabilities                                          42,494                 52,568

      Deferred income taxes                                                        10,611                 10,611
                                                                                ---------              ---------

                Total liabilities                                                  53,105                 63,179

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                --                     --
      Common stock, no par value; authorized 120,000 shares;
          51,153 and 51,293 issued and outstanding as of
          March 31, 2001 and June 30, 2000, respectively                          273,077                257,496
      Treasury shares at cost; 793 and -0- shares at
           March 31, 2001 and June 30, 2000, respectively                          (6,508)                  --
      Retained earnings (accumulated deficit)                                     (16,387)                 7,198
      Accumulated other comprehensive loss                                        (12,074)                (5,074)
                                                                                ---------              ---------

                Total shareholders' equity                                        238,108                259,620
                                                                                ---------              ---------
                                                                                $ 291,213              $ 322,799
                                                                                =========              =========

See accompanying notes to condensed consolidated financial statements.



                                               PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data; unaudited)


                                                                             Three Months Ended               Nine Months Ended
                                                                                  March 31,                       March 31,
                                                                           2001             2000            2001             2000
                                                                         ---------        ---------       ---------        ---------
Net sales                                                                $  71,419        $  61,246       $ 209,227        $ 174,254
Cost of sales                                                               35,537           27,960         111,447           80,674
                                                                         ---------        ---------       ---------        ---------
          Gross profit                                                      35,882           33,286          97,780           93,580
                                                                         ---------        ---------       ---------        ---------

Operating expenses:
       Engineering and product development                                   8,634            7,447          24,961           19,660
       Sales and marketing                                                  17,226           14,699          49,498           40,244
       General and administrative                                            3,773            4,212          11,866            9,181
       Amortization of goodwill and intangibles                              7,733            4,757          23,055           11,839
       Acquisition settlement                                                 (214)            --            13,399             --
       In-process research and development                                    --              1,100              --            3,100
                                                                         ---------        ---------       ---------        ---------

 Total operating expenses                                                   37,152           32,215         122,779           84,024
                                                                         ---------        ---------       ---------        ---------

 Operating income (loss)                                                    (1,270)           1,071         (24,999)           9,556

Interest income and other, net                                                 438              952           1,414            2,564
                                                                         ---------        ---------       ---------        ---------

 Income (loss) before income taxes                                            (832)           2,023         (23,585)          12,120
Income tax expense                                                            --                354            --              2,273
                                                                         ---------        ---------       ---------        ---------

Net income (loss)                                                        $    (832)       $   1,669       $ (23,585)       $   9,847
                                                                         =========        =========       =========        =========

Net income (loss) per share
         Basic                                                           $   (0.02)       $    0.03       $   (0.46)       $    0.21
                                                                         =========        =========       =========        =========
         Diluted                                                         $   (0.02)       $    0.03       $   (0.46)       $    0.18
                                                                         =========        =========       =========        =========

Shares used to compute net income (loss) per share
         Basic                                                              51,079           48,655          50,968           47,703
                                                                         =========        =========       =========        =========
         Diluted                                                            51,079           56,424          50,968           54,691
                                                                         =========        =========       =========        =========

See accompanying notes to condensed consolidated financial statements.


                              PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                     (In thousands; unaudited)


                                                  Three Months Ended          Nine Months Ended
                                                       March 31,                   March 31,
                                                  2001          2000          2001          2000
                                                --------      --------      --------      --------
Net income (loss)                               $   (832)     $  1,669      $(23,585)     $  9,847

Foreign currency translation adjustment           (3,392)         (337)       (7,000)       (1,403)
                                                --------      --------      --------      --------

Comprehensive income (loss)                     $ (4,224)     $  1,332      $(30,585)     $  8,444
                                                ========      ========      ========      ========

See accompanying notes to condensed consolidated financial statements.



                                          PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands; unaudited)

                                                                                                 Nine Months Ended March 31,
                                                                                                     2001           2000
                                                                                                   --------       --------
Cash flows from operating activities:

      Net income (loss)                                                                            $(23,585)      $  9,847
      Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:

           In-process research and development                                                         --            3,100
           Acquisition settlement - equity portion                                                   11,482           --
           Depreciation and amortization                                                             27,690         15,050
           Deferred taxes                                                                               376         (1,442)
           Changes in operating assets and liabilities:
                Accounts receivable                                                                 (12,831)        (6,174)
                Inventories                                                                         (12,315)       (10,055)
                Accounts payable                                                                     (5,579)         3,629
                Accrued expenses                                                                     (1,491)         2,610
                Other                                                                                (2,110)        (2,394)
                                                                                                   --------       --------
                      Net cash provided by (used in) operating activities                           (18,363)        14,171
                                                                                                   --------       --------

Cash flows from investing activities:

      Purchases of property and equipment                                                            (3,972)        (7,234)
      Acquisition payments, net of cash acquired                                                     (7,278)       (12,526)
      Proceeds from maturity of marketable securities, net of purchases                              23,712         24,191
                                                                                                   --------       --------
                      Net cash provided by investing activities                                      12,462          4,431
                                                                                                   --------       --------

Cash flows from financing activities:

      Purchase of treasury stock                                                                     (6,508)          --
      Payments on note payable                                                                         --             (163)
      Proceeds from issuance of common stock                                                          4,099          9,928
                                                                                                   --------       --------
                      Net cash provided by (used in) financing activities                            (2,409)         9,765
                                                                                                   --------       --------

Effects of exchange rate changes on cash                                                             (2,764)         1,642
                                                                                                   --------       --------

Net increase (decrease) in cash and cash equivalents                                                (11,074)        30,009
Cash and cash equivalents at beginning of period                                                     58,433         48,654
                                                                                                   --------       --------

Cash and cash equivalents at end of period                                                         $ 47,359       $ 78,663
                                                                                                   ========       ========

Supplemental disclosures of cash paid during the period for:

      Income taxes                                                                                 $  2,245       $     83
                                                                                                   ========       ========
      Interest                                                                                     $      2       $   --
                                                                                                   ========       ========

Non-cash transactions:
      Common stock issued in business acquisitions                                                 $   --         $ 40,900
                                                                                                   ========       ========

See accompanying notes to condensed consolidated financial statements.


Notes To Condensed Consolidated Financial Statements (unaudited)

1.       General

         The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries ("Pinnacle" or the "Company"). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions of Form 10-Q and Rule 10 of Regulation S-X. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and the income tax valuation allowance. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

         The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2000 included in the Company's Annual Report on Form 10-K as filed with the SEC on September 28, 2000. Results of operations for interim periods are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

         In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company is in the process of assessing the impact, if any, that the adoption of SAB No. 101 will have on its financial position or results of operations.

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

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer related to shipping and handling represent revenues. Issue No. 00-10 will be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-10 to have a material impact on its financial position or results of operations.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 will be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-14 to have a material impact on its financial position or results of operations.


2. Acquisitions

(a) Minerva Networks, Inc. - DVD authoring technology

         On December 29, 2000, the Company acquired DVD authoring technology from Minerva Networks, Inc. ("Minerva"), a leading provider of professional and consumer video networking solutions that enable the convergence of television and the Internet. The technology acquired from Minerva includes the Impression family of DVD application software, DVD formatting software and associated intellectual property. Intangibles are being amortized using the straight-line method over a three-year period. In December 2000, the Company paid $2.3 million in cash for Minerva's DVD authoring technology. The Company paid an additional $0.4 million in March 2001 for Minerva's DVD authoring technology, pursuant to an amendment in January 2001. The amendment increased the purchase price of the technology acquired by Pinnacle Systems from Minerva. The amendment was entered into by both parties as a result of both parties agreeing that an error had been make in the original calculation of the value of the acquired technology. Both parties agreed on a modified calculation and amended the purchase agreement accordingly. Pinnacle also incurred approximately $0.1 million in transaction costs.

(b) Pro Forma Financial Information

         The following unaudited pro forma results of operations for the three-month and nine-month periods ended March 31, 2000 are as if the acquisitions of Synergy, Inc., Puffin Designs, Inc., Digital Editing Services, Inc., Montage Group, Ltd., Propel Ahead, Inc., Avid Sports, Inc., as discussed in the Company's Form 10-K for the year ended June 30, 2000 which occurred during the period ended June 30, 2000, had occurred at the beginning of fiscal 2000, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma information excludes charges for acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2000 or of future operating results.

                                       Three Months Ended      Nine Months Ended
(In thousands, except per share data)     March 31, 2000         March 31, 2000
                                        -----------------      -----------------

Net sales                                    $ 68,229              $ 192,351
Net income                                   $    194              $   4,276
Basic net income per share                   $   0.00              $    0.09
Diluted net income per share                 $   0.00              $    0.08


3.      Per Share Information

The following tables reconcile the denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of
Operations:

                                                                   Three Months Ended        Nine Months Ended
                                                                        March 31,                 March 31,
(In thousands)                                                      2001         2000         2001         2000
                                                                   ------       ------       ------       ------
Basic EPS - weighted average shares of common
      stock outstanding                                            51,079       48,655       50,968       47,703
Effect of dilutive securities - stock
      options and warrants outstanding                               --          7,769         --          6,988
                                                                   ------       ------       ------       ------
Diluted EPS - weighted average shares and dilutive
      securities outstanding                                       51,079       56,424       50,968       54,691
                                                                   ======       ======       ======       ======

         The Company excludes potentially dilutive securities from its diluted net income (loss) per share computation when either the Company reports a net loss or the exercise price of the securities exceeds the average fair value of the Company's common stock because the effect would be anti-dilutive. For the three-month and nine-month periods ended March 31, 2001, the Company excluded options to purchase 8,845,257 and 9,420,743 shares of common stock, respectively, from the diluted earnings per share computation as their inclusion would have been anti-dilutive.

         For the three-month and nine-month periods ended March 31, 2001, the Company excluded an estimated share count for the contingent shares associated with the Avid Sports settlement and employee stock options to purchase 4,016,100 and 4,132,965 shares of common stock, respectively, from the diluted earnings per share computation, as the Company experienced a net loss in that period, and as such, their inclusion would have been anti-dilutive (see Note 7).

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

         The Company's senior management evaluates the performance of these divisions based on revenues, gross profit, and operating income before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges. Nonrecurring charges include in-process research and development and amortization of goodwill and other intangibles related to the Company's acquisitions. Operating results also include allocations of certain corporate expenses.

         The following is a summary of the Company's operations by operating segment for the three-month and nine-month periods ended March 31, 2001 and 2000. Only revenue information is provided on a comparative basis. Due to the reorganization of the Company and the addition and realignment of operational departments and personnel, restatement of prior years' segment results would be impractical.

(In thousands)                      Three Months Ended       Nine Months Ended
                                          March 31,               March 31,
                                     2001        2000         2001        2000
                                   --------    --------     --------    --------
Broadcast Solutions:
  Revenues                         $ 27,944    $ 22,628     $ 75,195    $ 58,987
  Gross profit                       15,448                   39,087
  Operating income                 $  2,512                 $  1,651

Professional .Media:
  Revenues                         $ 12,402    $ 10,100     $ 38,686    $ 33,003
  Gross profit                        6,398                   19,419
  Operating income                 $    256                 $    536

Personal Web Video:
  Revenues                         $ 31,073    $ 28,518     $ 95,346    $ 82,264
  Gross profit                       14,036                   39,274
  Operating income                 $  3,570                 $  9,737

Consolidated:
  Revenues                         $ 71,419    $ 61,246     $209,227    $174,254
  Gross profit                       35,882                   97,780
  Operating income                 $  6,338                 $ 11,924


The following table reconciles operating income to total consolidated amounts (in thousands):

                                                    Three Months    Nine Months
                                                        Ended          Ended
                                                       March 31,     March 31,
                                                         2001           2001
                                                       --------       --------

Total operating income for reportable segments         $  6,338       $ 11,924
Unallocated expenses:
         Amortization of acquisition intangibles         (7,733)       (23,055)
         Reorganization expenses and other                  (89)          (469)
         Acquisition settlement                             214        (13,399)
                                                       --------       --------
Consolidated operating loss                            $ (1,270)      $(24,999)
                                                       ========       ========

5.       Customers and Credit Concentrations

         During the nine months ended March 31, 2001 and 2000, no one customer accounted for more than 10% of net sales or accounts receivable.

6.       Related Parties

         Bell Microproducts Inc. ("Bell") performs certain services and builds certain products for the Company. A director of the Company is also a director of Bell. During the three months ended March 31, 2001 and 2000, the Company purchased materials from Bell totaling $1,328,000 and $1,558,000, respectively. During the nine months ended March 31, 2001 and 2000, the Company purchased materials from Bell totaling $4,567,000 and $2,772,000, respectively.

7.       Commitments and Contingencies

         On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning the Company's business prospects during an alleged class period of April 18, 2000 through July 10, 2000. The complaint does not specify damages. The Company is defending the case vigorously, and recently moved to dismiss the complaint. In a written order dated May 7, 2001, the court dismissed the complaint and allowed the plaintiffs to file an amended complaint. The plaintiffs have 45 days to file an amended complaint.

         On August 29, 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc., wholly-owned subsidiaries, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the "AT Claim"). The AT Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated ("AT") and Montage (the "AT Agreement"). The AT Claim also alleges that DES intentionally interfered with AT's claimed rights with respect to the purported AT Agreement and was unjustly enriched as a result. Finally, the AT Claim requests that the court impose a constructive trust on at least 50% of the proceeds of the purported AT Agreement and render a declaratory judgment in favor of AT. The Company has engaged counsel to defend the AT Claim. Pinnacle believes it has meritorious defenses and is vigorously defending AT's claim.

         On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a leading provider of sports editing and online sports media management solutions ("ASports"). On September 30, 2000, the Company entered into an agreement with the former shareholders and option holders of ASports wherein Pinnacle agreed to compensate each of them if the closing price of Pinnacle's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If Pinnacle's share price does not reach this level, the value of the compensation to be paid shall be equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. Former shareholders of ASports would be compensated in shares of Pinnacle's common stock while the former option holders will be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million that represents the fair value of the arrangement on September 30, 2000 including $0.1 million in transaction fees. On December 31, 2000, the Company recorded an additional $0.4 million charge associated with this obligation. On March 31, 2001, the Company recorded a credit of $0.2 million associated with this obligation. As of March 31, 2001, the Company had recorded a liability of $1.9 million that represents the fair value of the liability to the option holders with the remaining $11.5 million recorded as an increase in common stock. The value assigned was determined by an independent appraiser using a methodology based on the Black-Scholes option pricing model.

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

8.       Stock Repurchase

         On July 25, 2000 the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of March 31, 2001, the Company had repurchased a total of 0.8 million shares of its common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase.

9.       Subsequent Events

         On April 26, 2001, Pinnacle Systems announced the issuance of an aggregate of 2,315,218 shares of common stock to the former shareholders of Montage Group, Ltd. ("Montage") pursuant to the earnout provisions of the Stock Acquisition Agreement dated April 6, 2000 by and among Pinnacle Systems, Montage and David Engelke, Seth M. Haberman and Simon V. Haberman (collectively, the "Shareholders"). The shares were issued in accordance with Pinnacle's election to buyout in their entirety the earnout payments otherwise payable to the Shareholders for the twelve-month earnout periods ending on each of April 5, 2001 and April 5, 2002. The value of the shares issued on April 6, 2001 was approximately $20,500,000, which the Company has recorded as goodwill associated with the acquisition of Montage, which is being amortized using the strait-line method over a five-year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including the last sentence of the second paragraph under "Commitments and Contingencies" relating to the AT Claim, the second sentence of the fourth paragraph under "Commitments and Contingencies" relating to legal actions arising in the ordinary course of business, the last sentence of the second paragraph under "Results of Operations" relating to international sales, the last sentence in the fourth paragraph under "Results of Operations" relating to engineering and product development resources, the last sentence in each of the third and fourth paragraphs under "Recent Accounting Pronouncements" regarding the adoption of certain accounting standards, the last sentence in the first paragraph under "Liquidity and Capital Resources" relating to capital resources, the last sentence in the fourth paragraph under Liquidity and Capital Resources" relating to cash proceeds from stock option securities, the third sentence in the first paragraph under "Quantitative and Qualitative Disclosures About Market Risk" relating to foreign currencies, the third sentence in the first paragraph under "Fixed Income Investments" regarding the Company's investment portfolio and the fifth sentence in the second paragraph under "Fixed Income Investments" regarding market and credit risk. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the Company's ability to manage growth; the risks associated with current economic and market conditions; the risks associated with excess or obsolete inventory; the risks associated with dependence on a few significant customers; the risks associated with successfully integrating acquired businesses; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in the Company's operating results; the historical absence of backlog; the Company's highly competitive industry and rapid technological change within the Company's industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; the Company's dependence on retention and attraction of key employees; the risks associated with future acquisitions; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.

Overview

         Pinnacle Systems, Inc. ("Pinnacle" or the "Company") is a supplier of video authoring, storage, distribution and Internet streaming solutions for broadcasters, business and professional "desktop" users, and consumers. Pinnacle's products are used to create, store, and distribute video content from television programs, TV commercials, pay-per-view, sports videos, corporate films to home movies. In addition, Pinnacle's products are increasingly being used to stream video over the Internet. Expanding distribution channels including cable television, direct satellite broadcast, video-on-demand, digital video disks (DVD) and the Internet have led to a rapid increase in demand for video content. This increasing demand for content to supply new and existing distribution channels is driving a need for affordable, easy-to-use video creation, storage, distribution and streaming tools.

         The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. In order to address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air and Internet streaming applications. For the professional desktop market, the Company provides computer-based video editing and media creation products, products used to create video content and solutions used to stream live and recorded video over the Internet. In order to address the consumer marketplace, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company's consumer products enable content to be created that is suitable for the Internet. In order to focus resources to address the needs of these markets, Pinnacle has structured itself into three distinct divisions: Broadcast Solutions Division, Professional .Media Division and the Personal Web Video Division.

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

         In September 2000, Broadcast began shipping the PDS 9000 video production switcher. The PDS 9000 was designed for broadcasters producing live video events such as news, sports and local interest programming. In February 2000, the Company introduced MediaStream 300, the newest member of the MediaStream family. The MediaStream 300 offers the high quality, reliable playback and the comprehensive networking needed by today's broadcasters in an extremely compact, two-rack-unit package that is more affordable and more space efficient than previous MediaStream servers. In March 2000, the Company began shipping Rocket for FXDeko, a template-based tool that allows the generation of real-time 3D elements that can be automatically updated by live data streams.

         Broadcast accounted for approximately 39.1% and 36.9% of net sales in the three-month periods ended March 31, 2001 and 2000, respectively and 35.9% and 33.9% of net sales in the nine-month periods ended March 31, 2001 and 2000, respectively.

Professional .Media Division

         The Professional .Media Division ("Media") designs, manufactures, and sells media creation and delivery solutions combining powerful media production, editing, and authoring tools with leading edge visual effects solutions. Media enables its customers to distribute rich integrated media content through traditional and new, Internet-based, delivery methods. By combining the power of the Internet with Pinnacle's rich media production and editing solutions heritage, Media offers customers new ways to create value for their clients. Media includes Pinnacle's webcasting solutions that emphasize the Company's goal to be a leading provider of solutions for the Internet media-streaming marketplace. Media's product offerings include Genie, Reeltime, DVD 2000, Commotion, StreamGenie, StreamFactory, and the TARGA family of products.

         In March 2000, the Company acquired Puffin Designs, Inc. ("Puffin"), a provider of content creation solutions. Puffin sells an advanced set of software tools that includes Commotion(TM), an all-in-one solution that combines the power of the paintbrush with intuitive compositing and effects tools to deliver superior performance on the desktop. Commotion 3.0 began shipping in June 2000. Also in June 2000, the Company began shipping TARGA 3000, the Company's newest content creation and streaming platform. TARGA 3000 allows users to choose processing in DV, MPEG-2 or true uncompressed digital 601 format, and enables them to mix these formats on a single timeline. In October 2000, the Company announced the availability of CineWave, an uncompressed standard-definition (SD) video solution available for Apple's Power Mac G4. Based on the award winning TARGA architecture, CineWave is a powerful solution for the Power Mac G4. In January 2001, the Company announced the availability of the Cinewave HD (high-definition) option, an HD system for non-linear editing and post-production on the Power Mac G4.

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

         Media accounted for approximately 17.4% and 16.5% of net sales in the three-month periods ended March 31, 2001 and 2000, respectively and 18.5% and 18.9% of net sales in the nine-month periods ended March 31,2001 and 2000, respectively.

Personal Web Video Division

         The Personal Web Video Division ("Web") combines the Company's high-end professional video product line with its consumer retail products. Professional products, targeted to the sophisticated end-user, are designed to provide high quality video capture, compression and decompression, editing and real time video manipulation capabilities for computer based video post-production systems. Professional products are integrated into the computer by a value-added reseller ("VAR"), an OEM, or the end user. The Company also maintains alliances with computer manufacturers such as Dell and Compaq to provide professional workstations using Pinnacle solutions. Web's class of professional video capture and editing products includes miroVIDEO DC30, DC1000 and the DV500. Web's lower end consumer products provide complete video editing solutions that allow consumers to edit their home videos using their personal computer (PC), camcorder and VCR. Web recently announced a solution for capturing, editing and sharing video over the Internet. Web also sells products that allow consumers to watch TV, listen to FM radio and create their own videos on a PC. Web's consumer product line includes Studio DC10, Studio MP10, Studio PCTV and PCTV USB and Studio DV. Price points of consumer products are currently the lowest of all the Company's product lines and are marketed as computer peripherals.

         In September 2000, the Company announced Studio OnLine, one of the first consumer products to offer a complete integrated solution for capturing, editing and sharing video over the Internet. Studio OnLine comes with Pinnacle's powerful and easy-to-use video editing Studio software. The Company initiated shipment of Studio OnLine in January 2001. In October 2000, the Company announced immediate availability of Studio Basic for RealVideo(R), an easy-to-use video editing software for creating RealNetworks(R) RealVideo content. This product is the result of an alliance between Pinnacle and RealNetworks, Inc. In February 2001, the Company announced DV500PLUS, one of the first real-time DV editing products to fully support the new features of Adobe Premiere 6.0.

         Web's products are mostly distributed directly to retail outlets, through retail distributors such as Ingram Micro, to VARs, and other resellers. Web also sells directly to end-users by accepting orders via the telephone and Internet.

         Web accounted for approximately 43.5% and 46.6% of net sales in the three-month periods ended March 31, 2001 and 2000, respectively, and 45.6% and 47.2% of net sales in the nine-month periods ended March 31, 2001 and 2000, respectively.

Results of Operations

         Net Sales. Net sales increased 16.6% to $71.4 million in the three-month period ended March 31, 2001, from $61.2 million in the same period last year. Net sales increased 20.1% to $209.2 million in the nine-month period ended March 31, 2001, from $174.3 million in the same period last year. Net sales increased in all three divisions. Broadcast Solutions sales increased 23.5% and 27.5% during the three-month and nine-month periods ended March 31, 2001, respectively, as compared to the same period in the prior year. The increase in Broadcast sales was primarily due to the sale of products obtained through the acquisition of ASports, DES, and Montage. Broadcast sales also benefited from increased sales of its Deko line and revenues generated from sales of its new production switcher, the PDS 9000. Media sales increased 22.8% and 17.2% during the three-month and nine-month periods ended March 31, 2001, respectively, as compared to the same period in the prior year. This increase was due mostly to sales of Media's recent product releases which include the TARGA line, Stream Genie, and Stream Factory. In the Personal Web Video division, sales increased 9.0% and 15.9% during the three-month and nine-month periods ended March 31, 2001, respectively, as compared to the same period in the prior year. This increase was due primarily to new product releases in the Studio line. In addition, sales of Studio DV outgrew a decline in sales of other Studio products including the Studio 400, MP10, and DC10. Following is a summary of revenues from each division:


Three-months ended March 31:                        2001              %            2000              %         Increase
                                                 --------         -------       --------         -------       ------
Division:
Broadcast Solutions                               $27,944            39.1%       $22,628            36.9%        23.5%
Professional .Media                                12,402            17.4%        10,100            16.5%        22.8%
Personal Web Video                                 31,073            43.5%        28,518            46.6%         9.0%
                                                 --------         -------       --------         -------       ------
                                                  $71,419           100.0%       $61,246           100.0%        16.6%
                                                 --------         -------       --------         -------       ------


 Nine-months ended March 31:                        2001              %            2000              %         Increase
                                                 --------         -------       --------         -------       ------
Division:
Broadcast Solutions                              $ 75,195            35.9%      $ 58,987            33.9%        27.5%
Professional .Media                                38,686            18.5%        33,003            18.9%        17.2%
Personal Web Video                                 95,346            45.6%        82,264            47.2%        15.9%
                                                 --------         -------       --------         -------       ------
                                                 $209,227           100.0%      $174,254           100.0%        20.1%
                                                 --------         -------       --------         -------       ------

         International sales (sales outside of North America) increased 2.6% in the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000 and accounted for approximately 54.8% and 62.2% of the Company's net sales, respectively. International sales increased 18.4% in the nine-month period ended March 31, 2001 compared to the nine-month period ended March 31, 2000 and accounted for approximately 55.6% and 56.4% of the Company's net sales, respectively. The Company expects that international sales will continue to represent a significant portion of its total net sales.

         Gross Profit. Pinnacle distributes and sells its products to end users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, the Company's gross profit, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors. In addition to direct material costs, cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties and provisions for excess and shrinkage. In the three-month period ended March 31, 2001, total blended gross profit decreased to 50.2% from 54.3% in the three-month period ended March 31, 2000. In the nine-month period ended March 31, 2001, total blended gross profit decreased to 46.7% from 53.7% in the nine-month period ended March 31, 2000. Included in the cost of sales for the nine months ended March 31, 2001 was a $2.5 million inventory charge related to discontinued products and accessories primarily in the Broadcast and Media divisions. Excluding the charge, blended gross profit would have been 47.9% in the nine-month period ended March 31, 2001. The decrease in margins was primarily reflected in the Broadcast division. Broadcast margins dropped to 55.3% from 62.6% in the three-month periods ended March 31, 2001 and 2000, respectively. Excluding a $1.3 million portion of the inventory charge, Broadcast margins dropped to 53.7% from 62.6% in the nine-month periods ended March 31, 2001 and 2000, respectively. The decrease in Broadcast margins was due to a decrease in service revenues, which generally provide more favorable margins. Pinnacle's blended margin also decreased due to changes in its overall mix of product sales.

Engineering and Product Development. Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses increased 15.9% to $8.6 million in the three-month period ended March 31, 2001 from $7.5 million in the same period last year. Engineering and product development expenses increased 27.0% to $25.0 million in the nine-month period ended March 31, 2001 from $19.7 million in the same period last year. As a percentage of sales, engineering and product development expenses were 12.1% and 12.2% in the three-month periods ended March 31, 2001 and 2000, respectively, and were 11.9% and 11.3% in the nine-month periods ended March 31, 2001 and 2000, respectively. The increase was due primarily to the acquisitions of Puffin, DES, Montage, and ASports. Pinnacle believes that investment in research and development is crucial to its future growth and position in the industry and expects to continue to allocate significant resources to all of its engineering and product development locations throughout the world.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 17.2% to $17.2 million in the three-month period ended March 31, 2001, from $14.7 million in the same period last year. Sales and marketing expenses increased 23.0% to $49.5 million in the nine-month period ended March 31, 2001, from $40.2 million in the same period last year. The increase was due to acquisitions of Puffin, DES, Montage, and ASports, expanded operations in Japan, and increased expenditures in North America and Europe. These increases reflect expenditures to achieve the Company's goal of increased sales and market share and expanded product awareness in new and existing markets throughout the world. As a percentage of sales, sales and marketing expenditures were 24.1% and 24.0% in the three-month periods ended March 31, 2001 and 2000, respectively, and were 23.7% and 23.1% in the nine-month periods ended March 31, 2001 and 2000, respectively. This increase reflects a growth in sales and marketing expenditures exceeding incremental sales.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and MIS personnel, occupancy costs and other corporate administrative expenses. General and administrative expenses decreased 10.4% to $3.8 million in the three-month period ended March 31, 2001, from $4.2 million in the same period last year. This decrease was due to lower legal and professional fees. General and administrative expenses increased 29.2% to $11.9 million in the nine-month period ended March 31, 2001, from $9.2 million in the same period last year. As a percentage of total revenue, general and administrative expenses were 5.3% and 6.9% in the three-month periods ended March 31, 2001 and 2000, respectively, and were 5.7% and 5.3% in the nine-month periods ended March 31, 2001 and 2000, respectively. The increase in general and administrative expenses was primarily due to the increased investment necessary to manage and support the Company's increased scale of operations and the infrastructure related to the Company's new business units. Other contributing factors were an increase in the bad debt reserve due to higher receivables balances, and higher legal fees associated with the class action lawsuit filed in July 2000. The increase also includes a reorganization charge of approximately $342,000 primarily related to severance and associated costs that were paid during the nine-month period ended March 31, 2001.

         Amortization of Acquisition-Related Intangible Assets. Amortization of acquisition-related intangible assets consists of amortization of goodwill and identifiable intangible assets mostly including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased 62.6% from $4.8 million in the three-month period ended March 31, 2000 to $7.7 million in the three-month period ended March 31, 2001. The amortization increased 94.7% from $11.8 million in the nine-month period ended March 31, 2000 to $23.1 million in the nine-month period ended March 31, 2001. The increase was primarily related to amortization of additional goodwill and other intangibles resulting from the six acquisitions Pinnacle made during fiscal 2000.

         Acquisition Settlement. On September 30, 2000, the Company entered into an agreement with the former shareholders and option holders of Avid Sports, Inc. wherein Pinnacle agreed to compensate each of them if the closing price of Pinnacle's common stock does not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001. If Pinnacle's share price does not reach this level, the value of the compensation to be paid shall be equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. Former shareholders of ASports would be compensated in shares of Pinnacle's common stock while the former option holders would be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million which represents the fair value of the arrangement on September 30, 2000 including $0.1 million in transaction fees. On December 31, 2000, the Company recorded an additional $0.4 million charge associated with this obligation. On March 31, 2001, the Company recorded a credit of $0.2 million associated with this obligation. As of March 31, 2001, the Company has recorded a liability of $1.9 million which represents the fair value of the liability to the option holders with the remaining $11.5 million recorded as an increase in common stock. The value assigned was determined by an independent appraiser using a methodology based on the Black-Scholes option pricing model.

         In-Process Research and Development. During the nine-month period ended March 31, 2000, the Company recorded an in-process research and development charge of $3.1 million. During the nine-month period ended March 31, 2001, the Company did not record an in-process research and development charge. The $3.1 million charge during the nine-month period ended March 31, 2000 related to the Company's acquisition of certain assets of the Video Communications Division of the Hewlett-Packard Company ("VID") in August 1999 and Digital Editing Services, Inc. and Puffin Designs, Inc. in March 2000. The acquired in-process research and development from VID relates to the development of the next generation of Media Stream products. During the three-month period ended March 31, 2000, the Company recorded an in-process research and development charge of $1.1 million. During the three-month period ended March 31, 2001, the Company did not record an in-process research and development charge. The $1.1 million charge during the three-month period ended March 31, 2000 related to Digital Editing Services, Inc. and Puffin Designs, Inc. The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

         Interest Income and Other, net. Net interest income and other consists primarily of interest income generated from the Company's investments in money market funds, government securities and commercial paper. In the three-month period ended March 31, 2001, interest income and other decreased approximately 54.0% to $0.4 million from $1.0 million in the same period last year. In the nine-month period ended March 31, 2001, interest income and other decreased approximately 44.9% to $1.4 million from $2.6 million in the same period last year. The decrease reflects a reduction in the Company's cash and marketable securities due to cash used in operations, cash paid for acquisitions, and cash paid to repurchase common stock. In addition, cash invested by Pinnacle's foreign operations obtains lower interest yields than investments made domestically.

         Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. The Company did not record a provision for income taxes for the three-month and nine-month periods ended March 31, 2001. The Company recorded a provision for income taxes of $0.4 million and $2.3 million for the three-month and nine-month periods ended March 31, 2000. The Company has provided a valuation allowance for a portion of its deferred tax assets as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. On June 30, 2000, the total valuation allowance was $9.3 million.

         As of June 30, 2000, the Company had federal and state net operating loss carry forwards of approximately $13.9 million and $5.7 million, respectively. The Company's federal net operating loss carry forwards expire in the years 2012 through 2020, if not utilized. The Company's state net operating loss expires in the years 2002 through 2005, if not utilized. In addition, the Company had federal research and experimentation credit carry forwards of $3.1 million, which expire in the years 2001 through 2020, and state research and experimentation credit carry forwards of $2.3 million, which have no expiration provision.

Recent Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition. The

Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001. The Company is in the process of assessing the impact, if any, that the adoption of SAB No. 101 will have on its financial position or results of operations.

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

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The EITF concluded that amounts billed to a customer related to shipping and handling represent revenues. Issue No. 00-10 will be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-10 to have a material impact on its financial position or results of operations.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. Issue No. 00-14 will be implemented in the same quarter as SAB No. 101. The Company does not expect the adoption of Issue No. 00-14 to have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

         The Company has funded its operations to date through sales of equity securities as well as through cash flows from operations. As of March 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $47.4 million. The Company believes that the existing cash and cash equivalent balances as well as marketable securities and anticipated cash flow from operations will be sufficient to support the Company's current operations and growth for the foreseeable future.

         The Company's operating activities consumed $18.4 million in cash during the nine months ended March 31, 2001. This was primarily attributable to the increase in inventories and accounts receivable, and the paydown of accounts payable and accrued expenses from operations and assumed through acquisitions. The Company's operating activities generated $14.2 million in cash during the nine months ended March 31, 2000. This was primarily attributable to the Company's net income of $28.0 million after adjusting for depreciation, amortization and in-process research and development. This was partially offset by an increase in accounts receivable and inventories. Inventory management is an area of focus as Pinnacle balances the need to maintain strategic inventory levels to ensure competitive lead times and provide timely customer service versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

         During the nine-month period ended March 31, 2001, cash flow from investing activities increased primarily due to the maturation of the Company's investments in marketable securities, whose proceeds were used to fund operations. Cash flow used in investing activities included $4.0 million invested in property and equipment, compared to $7.2 million in the nine months ended March 31, 2000. The high level of expenditures in the nine-month period ended March 31, 2000 primarily reflects payments for leasehold improvements, furniture and equipment purchased for the Company's Mountain View facility expansion in August 1999 to accommodate increased headcount related to the VID acquisition and to fund the Company's SAP implementation. Such capital expenditures were financed from working capital. Cash flow from investing activities also includes payments related to acquisitions. During the nine-month period ended March 31, 2001, the Company paid $3.4 million in July 2000 for the acquisition of Propel Ahead, Inc. which closed in June 2000, and $2.3 million in December 2000 for the acquisition of DVD authoring technology from Minerva. The Company paid an additional $0.4 million in March 2001 for the acquisition of DVD authoring technology from Minerva. During the nine-month period ended March 31, 2000, the Company paid $12.6 million in August 2000 related to the VID acquisition.

         Cash flows used in financing activities consisted mostly of cash paid to repurchase stock on the open market. On July 25, 2000 the Company announced that the Board of Directors had authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of March 31, 2001, the Company repurchased a total of 0.8 million shares of its common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase. Cash flows from the exercise of employee stock options decreased from $9.9 million in the nine-month period ended March 31, 2000 to $4.1 million in the nine-month period ended March 31, 2001. This is due mainly to the drop in the market price of the Company's common stock. The Company may continue to experience a decrease in the cash proceeds from stock option exercises, and in employee stock purchases pursuant to the plan, if the stock maintains a moderately low price level.

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

         |X| We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, we could be materially harmed.

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

         [X] Our revenues, particularly in the Broadcast Solutions Division, are increasingly becoming dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant customers terminate their relationship with us or significantly reduce the amount of business they do with us.

         We expect sales of large broadcast systems to a few significant customers to continue to constitute a material portion of our net revenues. Our quarterly and annual revenues could fluctuate significantly if:

         - Sales to one or more of our significant customers are delayed or are not completed within a given quarter.
         - The contract terms preclude us from recognizing revenue during that quarter.
         - We are unable to provide any of our major customers with products in a timely manner and on competitive pricing terms.
         - Any of our major customers experience competitive, operational or financial difficulties.
         - Any of our major customers terminate their relationship with us or significantly reduce the amount of business they do with us.
         - Any of our major customers reduce their capital investments in our products in response to slowing economic growth.

If we are unable to complete anticipated transactions within a given quarter, our revenues may fall below the expectations of market analysts, and our stock price could drop.

         Also, when negotiating large sales transactions, many customers delay negotiations until quarter-end in an effort to improve their ability to obtain more favorable pricing terms. As a result, we recognize a substantial portion of our revenues in the last month or weeks of a given quarter, and our revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter. Due to the prevalence of end-of-month sales activity, if certain sales can not be closed during those last weeks, sales may be deferred until the following quarter. This may cause our quarterly revenues to fall below analysts' expectations.

         |X| We must retain key employees to remain competitive.

         If certain of our key employees leave or are no longer able to perform services for us, this could materially and adversely affect our business. We may not be able to attract and retain a sufficient number of managerial personnel and technical employees to compete successfully. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. Our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. There are not enough engineers, technical support, software services and managers available to meet the current demands of the computer industry. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. Also, employees may leave our employ and subsequently compete against us, or contractors may perform services for competitors of ours. If we are unable to retain key personnel, our business could be materially harmed.

         |X| We have grown rapidly and expect to continue to grow rapidly. If we fail to effectively manage this growth, our financial results could suffer.

         We have experienced rapid growth and anticipate that we will continue to grow at a rapid pace in the future. For example, in the nine-month period ended March 31, 2001, net sales increased 20.1% over the same period last year. Net sales in fiscal 2000 were $238.0 million compared to $159.1 million in fiscal 1999, a 49.6% increase. As a result of internal growth and recent acquisitions, we have increased the number of employees significantly over the last two fiscal years and many of these new employees are geographically dispersed, primarily throughout North America and Europe. This growth places increasing demands on our management, financial and other resources. We have built resources and systems to account for such growth, but continued or accelerated growth may require us to increase our investment in such systems, or to reorganize our management team. Such changes, should they occur, could cause an interruption in, or diversion of focus from our core business activities and have an adverse effect on financial results.

         |X| Any failure to successfully integrate the businesses we have acquired could negatively impact us.

         In December 2000, we acquired DVD authoring technology from Minerva Networks, Inc. In June 2000, we acquired Avid Sports, Inc. and Propel Ahead, Inc. In April 2000, we acquired Montage Group, Ltd. In March 2000, we acquired Digital Editing Services, Inc. and Puffin Designs, Inc. In January 2000, we acquired Synergy, Inc. Also, in 1999, we acquired the Video Communications Division of the Hewlett-Packard Company, Truevision, Inc. and Shoreline Studios, Inc. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

         - Distracting management from the day-to-day operations of our business
         - Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel
         - The potential to result in a dilutive issuance of our equity securities
         - Incurring debt and amortization expenses related to goodwill and other intangible assets

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

         [X] Deteriorating market conditions and continued economic uncertainty could materially adversely impact our revenues and growth rate.

         As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have started to delay or reduce expenditures, such as for our consumer products. The revenue growth and profitability of our business depends primarily on the overall demand for our products, particularly in the consumer and broadcast markets. Softening demand for these products caused by ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If the economic conditions in the United States worsen or if a wider global economic slowdown occurs, demand for our products may weaken, and our business, operating results, financial conditions and stock price may be materially adversely affected as a result.


         |X|  If  our   products  do  not  keep  pace  with  the   technological
developments in the rapidly changing video post-production equipment industry, our business may be materially adversely affected.

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

         The market for our products is highly competitive. We compete in the broadcast, desktop and consumer video production markets. We anticipate increased competition in each of the broadcast, desktop and consumer video production markets, particularly since the industry is undergoing a period of technological change and consolidation. Competition for our broadcast, desktop, and consumer video products is generally based on:

         -    Product performance
         -    Breadth of product line
         -    Quality of service and support
         -    Market presence
         -    Price
         - Ability of competitors to develop new, higher performance, lower cost consumer video products

         Certain competitors in the broadcast, desktop, and consumer video markets have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we do. In addition, some competitors have established relationships with current and potential customers of ours and offer a wide variety of video equipment that can be bundled in certain large system sales.

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

         These resellers may not effectively promote or market our products or may experience financial difficulties and even close operations. Our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

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

         [X] Excess or obsolete inventory, and overdue or uncollectible accounts receivable could weaken our cash flow, harm our financial condition and results of operations and cause our stock price to fall.

         The recent downturn in the United States economy has contributed to a reduced demand for some of our consumer products. As a result, we are experiencing increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall. If the economic or market conditions in United States continue or expand to foreign markets, our financial position may be further weakened.

         |X| We may be unable to protect our proprietary information and procedures effectively.

         We must protect our proprietary technology and operate without infringing the intellectual property rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limit access to, and distribution of, our proprietary technology. These steps may not protect our proprietary information nor give us any competitive advantage. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets. If we are unable to protect our intellectual property, our business could be materially harmed.

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

         Sales of our products outside of North America represented approximately 55% of net sales in the period ended June 30, 2000 and 61% of net sales in the year ended June 30, 1999. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. In fiscal 2001 and beyond, we expect that a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. Pinnacle has developed natural hedges for some of this risk in that most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations. For example, in recent periods, our revenues have been adversely affected by the decline in value of the Yen and Euro and its component currencies relative to the U.S. dollar.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning the Company's business prospects during an alleged class period of April 18, 2000 through July 10, 2000. The complaint does not specify damages. The Company is defending the case vigorously, and recently moved to dismiss the complaint. In a written order dated May 7, 2001, the court dismissed the complaint and allowed the plaintiffs to file an amended complaint. The plaintiffs have 45 days to file an amended complaint.

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  None

              (b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PINNACLE SYSTEMS, INC.



Date: May 11, 2001                   By: /s/ Mark L.  Sanders

                                                  Mark L. Sanders
                                                  President, Chief Executive
                                                  Officer and Director

Date: May 11, 2001                   By: /s/ Arthur D.  Chadwick

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

                                          PINNACLE SYSTEMS, INC.



Date: May 11, 2001                   By: /s/ Mark L.  Sanders
                                         ---------------------------------------
                                                  Mark L. Sanders
                                                  President, Chief Executive
                                                  Officer and Director

Date: May 11, 2001                   By: /s/ Arthur D.  Chadwick
                                         ---------------------------------------
                                                  Arthur D. Chadwick
                                                  Vice President, Finance and
                                                  Administration and
                                                  Chief Financial Officer