Form 10-K405
period 2001-06-30
PINNACLE SYSTEMS INC
filed 2001-09-26
CIK 774695

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2001 or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from         to

                        Commission file number: 0-24784

                               -----------------

                            PINNACLE SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

              California                              94-3003809
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

  280 North Bernardo Avenue, Mountain View, CA                94043
     (Address of principal executive office)               (zip code)

      Registrant's telephone number, including area code: (650) 526-1600

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
            None                                    None


          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

                        Preferred Share Purchase Rights
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 5, 2001 as reported on the Nasdaq National Market System, was approximately $195,083,342. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of September 5, 2001, registrant had outstanding 54,913,773 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant's Annual Meeting of Shareholders to be held October 26, 2001.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART I

               Special Note Regarding Forward-Looking Statements

   Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements are based on current expectations and include the last sentence of the paragraph related to "Favorable Price/Performance Ratio", the second sentence of the paragraph related to "Operating Structure", the last sentence of the first paragraph regarding "Our Strategy", the first sentence of the paragraph related to our "Core Technologies", the first sentence of the paragraph related to our "Video Processing Platform", the second and third sentences of the paragraph related to our "Worldwide Sales and Distribution Organization", the first and third sentences of the paragraph related to acquiring "Complementary Businesses, Products and Technologies", the last sentence of the paragraph related to the "ReelTime Family" of products, the fourth sentence of the second paragraph and the second sentence of the fifth paragraph related to "Sales", the first sentence of the first paragraph and the second sentence of the second paragraph related to "Service and Support", the third sentence of the first paragraph and the first and third sentences of the fourth paragraph related to "Competition", the second sentence of the second paragraph and the last sentence of the last paragraph related to "Manufacturing and Supplies", the fifth sentence of the first paragraph related to "Proprietary Rights and Licenses", the second sentence of the fourth paragraph related to "Legal Proceedings", the last sentence of the second paragraph of "Net Sales" for the years ended June 30, 2001 and 2000, the last sentence of "Gross Profit" for the years ended June 30, 2001 and 2000, the sentence of "Engineering and Product Development" for the years ended June 30, 2001 and 2000, the last sentence of "Engineering and Product Development" for the years ended June 30, 2000 and 1999, the last sentence of the first paragraph of "Liquidity and Capital Resources", the fifth sentence of the fourth paragraph of "Liquidity and Capital Resources", the second sentence of the factor affecting operating results related to our ability to compete effectively, the second sentence of the factor affecting operating results related to the proportion of our international sales and the last sentence of the first and second paragraphs of "Fixed Income Investments". Factors that may cause our future results, performance or achievements to be materially different from the expressed or implied in forward looking statements contained in this Report include, among other things, the following: the risks associated with successfully integrating acquired businesses; the risks associated with dependence on resellers, contract manufacturers, dealers, Original Equipment Manufacturers, or OEMs, and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in our operating results; our highly competitive industry and rapid technological change within our industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; our dependence on retention and attraction of key employees; the risks associated with future acquisitions; the risks associated with international licensing and operations; the risks associated with our dependence on large broadcast system sales to a few significant customers; the risks associated with the potential volatility of our stock price; the risks associated with generating a large proportion of our revenues from international sales; the risks associated with the California power crisis; general economic and business conditions; the risks associated with quarter-end discounting; the risks associated with the loss of key employees; the risks associated with net losses and negative cash flow; the risks associated with our Vortex News systems; the risks associated with excess or obsolete inventory and overdue or uncollectable accounts receivables; and other factors referenced in this Report.

ITEM 1. BUSINESS

   We are a supplier of video authoring, storage, distribution and Internet streaming solutions for broadcasters, professionals, and consumers. Our products are used to create, store, and distribute video content for television programs, television commercials, pay-per-view, sports videos, corporate communications and personal home movies. In addition, our products are increasingly being used to stream video over the Internet. The dramatic increase in distribution channels including cable television, direct satellite broadcast, video-on-demand, digital video disks, or DVD, and the Internet have led to a rapid increase in demand for video content. This is driving a market need for affordable, easy-to-use video creation, storage, distribution and streaming tools.

   Our products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, we offer high performance, specialized computer-based solutions for high-end, production, post-production, team sports analysis, broadcast on-air and Internet streaming applications. For the professional market, we provide computer-based content creation solutions, and solutions used to stream live and recorded video over the Internet. To address the consumer market, we offer low cost, easy-to-use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR, outputting their productions to tape, CD, DVD or the Internet.

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

   Historically, the video production industry has focused on providing program material for broadcast television and advertising. To create high quality video programs, producers have traditionally used expensive, dedicated video production equipment linked together in a complex interconnected system to form a video-editing suite. Typical video-editing suites incorporate video recorders, switchers, digital video effects systems, still image management systems, character generators, electronic paint systems and other products, often provided by multiple manufacturers. These video-editing suites require highly skilled personnel to operate and maintain.

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

   Computer-based video solutions combining personal computers with specialized video processing technology can now provide video quality comparable to that of traditional tape-based editing suites at significantly lower cost. As a result, these computer-based video solutions are replacing the traditional tape-based editing suites. In addition, such solutions are often easier to use since they incorporate common graphical user interfaces. The lower cost and ease of use of computer-based video tools enable large numbers of creative individuals, previously untrained in video production, to produce professional quality video programming. This programming can be used in traditional ways, such as broadcasting over the air, via satellite, used in homes and businesses. In addition, the growing popularity of DVD and the Internet provides entirely new channels of communicating through the use of video.

   With the widening deployment of broadband networks, video on the Internet has expanded tremendously. The use of the Internet has already enjoyed remarkable growth. The Internet has rapidly transitioned from text to still images and now to video, as users demonstrate an appetite for more information, presented in more persuasive and powerful ways. Video on the Internet is fundamentally different than television. Broadcast, cable and satellite delivery systems are ideal for reaching very broad markets, delivering content with mass appeal. Video over the Internet represents a basic shift in how we can communicate by providing the ability to affordably reach narrow targeted markets, anywhere in the world. Streaming video on the Internet is still in its infancy, but as broadband capability expands, these limitations should diminish, and the ability to create, store, stream and display high-quality video on the web will be an essential element for high-quality communications and entertainment.

Our Approach

   We design, manufacture, market and support computer-based video products to serve the broadcast, professional and consumer markets. Our products are based on its proprietary software and hardware technologies that offer the following benefits:

   Sophisticated Video Processing. Our products provide advanced video processing and manipulation capabilities, such as the creation and addition of special effects, graphics and titles. Videographers constantly seek effects to give their programs a new look and to allow them to differentiate and enhance their end product.

   Real Time Interactivity. Our products allow users to create video productions in real time. This real time interactivity gives users the flexibility to try many different effects and fine-tune the resulting content.

   Open Systems. Our products conform to generally accepted industry standards for video input/output and control, allowing interoperability with a wide variety of video processing and storage equipment. Furthermore, we have developed and published, and are encouraging others to adopt, open interface specifications for computer-based video post-production products. These specifications include video input/output, manipulation and control.

   Ease of Use. Our products include menu-driven interfaces for selecting and controlling the various video manipulation functions. This reduces technical obstacles to the operation of the system, permitting the user to focus on the artistic aspects of the post-production process.

   Favorable Price/Performance Ratio. Our products have a favorable price to performance ratio, in part because we use the same proprietary components across our product lines. We intend to continue lowering the cost of our products by further integrating our video manipulation and video capture technologies into application specific integrated circuits, or ASICs.

   Operating Structure. We are organized into three separate business divisions to serve the broadcast, professional and consumer markets. We believe this organizational structure enables us to effectively address varying product requirements, rapidly implement our core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets.

Our Strategy

   Our goal is to take advantage of the growing traditional and Internet video opportunities to become the leading supplier of solutions for the creation, storage, streaming and viewing of video for a wide variety of purposes and applications. As broadband capability continues to increase, the need to create, store, stream and view high-quality video becomes more urgent. We have a proven ability to successfully migrate technology developed for broadcasters down to the professional and even the consumer markets, and we are now moving aggressively toward web-based solutions in each of our businesses. To pursue our goal, we intend to implement the following strategies:

   Expand and Leverage Core Technologies. We intend to expand our core software and hardware technology base through both internal development and acquisitions. We use a modular approach to product development. This allows us to leverage our investment in research and development across multiple product designs and minimize time to market.

   Establish an Industry Standard Video Processing Platform. We believe that as the professional market continues to move toward an open architecture environment, companies will either provide an open architecture video-processing platform or develop end user editing applications. Our strategy is to establish an industry standard video-processing platform compatible with a broad range of applications. Our platform technology combines real time video manipulation, video capture technology and a unified applied programming interface.

   Develop and Expand Worldwide Sales and Distribution Organization. Our sales organization focuses on a variety of distribution channels, including OEMs, value-added resellers, or VARs, distributors, retail stores and other resellers. We believe that our development of a worldwide sales and distribution organization gives us a strategic advantage in the rapidly changing video post-production industry. We intend to persist in strengthening and developing this organization and to continue to develop strong strategic relationships with key OEMs and resellers.

   Acquire Complementary Businesses, Products and Technologies. We have grown and intend to continue to grow both internally as well as through the acquisition of complementary businesses, product lines or technologies. We frequently evaluate strategic acquisition opportunities that could enhance our existing product offerings or provide an avenue for developing new complementary product lines. We believe that the video production industry is in a period of consolidation and that strategic acquisition opportunities may arise. For example, in August 1999, we acquired certain assets of the Video Communications Division of the Hewlett-Packard Company, or HP. The HP business was integrated with our video server group to provide a broad and powerful suite of video server solutions for traditional broadcast and Internet applications. In March 2000, we acquired Puffin Designs, Inc., or Puffin, which provides an extended suite of video software applications, and combined with our titling, character generator and graphics applications, allows us to offer a very powerful and complete set of software tools that further enhance our leading position in video content creation. In March 2000 and June 2000, we acquired Digital Editing Services, Inc., or DES, and Avid Sports, Inc., respectively, adding technology and software related to sports editing. In April 2000, we acquired The Montage Group, Ltd., or Montage, a leading supplier of news editing systems to the broadcast market. In December 2000, we acquired certain software and technology from Minerva Networks, Inc., or Minerva, for DVD authoring.

  Broadcast Solutions Products

   For the broadcast market, we currently offer products that provide systems solutions to broadcasters. This includes products that provide real time digital effects, still image management and storage, and real time video character generation. We also sell digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control surfaces for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 2001 were the DVExtreme, Lightning, Deko, Thunder, Media Stream, and Sports family of products. In addition, we sell BroadNet solutions, which is a network technology that enables our broadcast products to be networked together for easy interoperability, and to exchange information through the Internet. The acquisition of HP's Video Communications Division included key technologies, intellectual property, the MediaStream server family of products as well as most managers and employees from that division. The MediaStream server family complements our Thunder family, to provide a more complete line of broadcast quality video-server solutions. DES and Avid Sports, Inc. supply sports editing software used by professional and school teams around the world. Combined, these businesses give us a leading position in this important video market. We continue to develop Montage's Vortex News products and have initiated some customer installations but did not recognize any Vortex News revenue during fiscal 2001.

   DVExtreme Family. DVExtreme is our high performance, real time digital video effects system for broadcast and high-end, post-production customers who seek to incorporate unique special effects into their programming. DVExtreme, a Windows NT-based, multi-channel system, can simultaneously manipulate up to three channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other visual effects. The suggested list price for a DVEtreme ranges from $44,990 to $63,990, depending on the configuration.

   Lightning Family. Lightning is our high performance, networkable image management system designed for broadcast and high-end, post-production applications such as news and sports programs. Lightning is a Windows NT-based system that can accommodate up to three channels of video, plus additional virtual channels for previewing. It has internal storage capacity for over 10,000 images, and an interface to external disks for expanded capacity. Lightning can also perform digital video effects on captured video images. The suggested list price for a Lightning ranges from $25,990 to $45,000, depending on the configuration.

   Deko Family. The Deko family of products is designed to provide high performance titling, real time effects and character generation for broadcast and on-air applications. Deko is a Windows NT-based system that includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement, multiple layers for text composition and supports a wide range of standard and international character fonts. The suggested list price for a Deko ranges from $26,900 to $75,000, depending on the configuration.

   Thunder Family. The Thunder family of digital video servers is designed to record, store, retrieve and process digital video content for broadcast over conventional mediums or the Internet. The Thunder server family currently includes the four-channel Thunder MCS 4000 server, the two-channel MCS 2000 server, and iThunder. Thunder uses MPEG-2 and native DV video formats. Thunder's on-air application offers sophisticated asset management capabilities for identifying clips, transitions and stills and sequencing their play-out to air. By pairing the Thunder system with its Internet companion, iThunder, clips and programs can be instantly 'broadcast' over the World Wide Web. Through the iThunder HTML browser, remote Internet users can access and view video proxies via standard streaming technologies directly from their remote desktop location. The suggested list prices range from $38,000 to $69,000, depending on configuration.

   Media Stream Server Family. The Media Stream digital video server is designed to record, store, retrieve and process digital video content for broadcast over conventional mediums or the Internet. The Media Stream servers can handle up to 16 channels of MPEG-2 I/O. It includes a redundant array of independent disks, or RAID, disk expansion chassis that can be expanded to provide over 1000 hours of online storage. The RAIDs are protected with hot swappable power supplies and the entire system can be networked with high-speed fibre channel to allow multiple servers to access the same content. The suggested list prices start at $10,000 but can run as high as a few million dollars for a large system.

   PDS9000 Digital Video Switcher Family. The PDS 9000 family provides real time image processing for live on-air products. It includes nine integrated 3D digital effects systems, real time color correction, and is

Broadnet compliant to provide the ability to share graphic images over the Internet. The PDS9000 began production shipments in September 2000, and has a suggested list prices ranging from $89,000 to $110,000, depending on configuration.

   Team Sports Product Family. The Team Sports products are designed for use by sports teams to capture, edit and view video from team sports events including Football, Basketball and Baseball. Team Sports products can be used as stand alone products or networked together to give the coaching staff access to current and historic video footage of games and practice events and training. Networked Sports products allow users to access and view videos from anywhere on the net. The suggested list prices range from $25,000 to $1,000,000 for a large networked system.

  Professional Media Products

   Our professional media products are designed to provide video professionals with the tools to create high quality digital video productions and to distribute those products in the form of videotape, CD, DVD, or over the Internet. We have two general classes of professional products: content creation and Internet streaming products. The content creation products allow users to create professional video productions and include hardware-based products including the TARGA family of digital video boards and software products, including Commotion. The Internet streaming products allow users to send or "stream" live or previously recorded rich media, including video, over the Internet. The streaming products include the StreamGenie, which is used to produce and broadcast live events over the Internet, and the StreamFactory, which encodes video and audio sources in real time for streaming over the Internet.

   We sell our professional video products to end users over the Internet, through direct sales activities and through specialized dealers and resellers. OEM sales are handled through a dedicated direct sales force.

  Professional Media Content Creation Products

   TARGA Family. The TARGA products are designed to power the non-linear video and audio editing solutions targeted at professional videographers and digital content creation applications and are based on the memory-centric HUB3 architecture, a Pinnacle-designed technology for very high bandwidth video processing. The TARGA products can support uncompressed video processing, multiple codec formats such as DV and MPEG2, variable picture resolutions and aspect ratios for standard definition and high definition television, variable frame rates, and very high precision color processing in both YUV and RGB.

   In April 2000, we introduced TARGA3000 and CineWave to retail market. Both products are based on the TARGA architecture. The TARGA3000 is a single-slot PCI card designed for Windows(TM) based PC's. The TARGA3000 is capable of real time wipes, dissolves, color correction, scaling, keying and compositing of up to three streams of uncompressed video with up to seven full-color graphics streams. The TARGA3000 comes bundled with Adobe Premiere for non-linear editing, augmented with custom Pinnacle software for real time performance and advanced color correction. List price is $6,595 for an entry-level system and a ready to edit system with computer and a modest amount of storage start at $12,000.

   CineWave is designed for the Apple Macintosh platform and includes our Commotion Pro and Knoll Light Factory, and Apple's FinalCut Pro software packages. CineWave is targeted at digital cinematographers, broadcast designers, post-production specialists, webcasters and special effects artists, as well as the large community of video and multimedia producers working exclusively on the Macintosh platform. The products offer professional audio/video tools at an affordable price. The CineWave system has an entry level suggested list price of $6,995 for standard definition. High definition systems, including the computer and a modest amount of storage, start as low as $30,000, which is substantially less than previous high definition post-production systems used for these advanced digital video formats.

   In addition to retail sales of the TARGA based products, a number of OEM's have chosen the TARGA family for a wide range of applications including medical imagery, non-linear video editing and content capture and delivery. The OEM TARGA boards are available in several configurations ranging from the TARGA 3200 with dual channel video capture, quad DVCPRO 50 decompression and 24 channel audio mixing, to less expensive versions without hardware codecs or audio DSP's. A key competitive advantage of the TARGA products is common denominator interface, or CODI, the robust real-time TARGA applied programming interface. We publish an extensive software developer's kit for CODI and support OEM and other developers through a dedicated Developer Services Group.

   DVD Family. The DVD 2000 is a professional quality video encoding and editing solution with real-time editing and DVD output capabilities. It combines frame accurate dual stream MPEG-2 video editing and DVD authoring. The DVD2000 is designed for corporate, event, and professional digital video artists who create marketing presentations, product demonstrations, training, entertainment, or educational DVDs. The dual stream nature of the product allows higher productivity by reducing the need to render video segments to finish a production. The product uses our Smart GOP MPEG-2 technology, and is capable of real time processing of titles and transitions, including more than 300 real time video effects. The suggested list price is $2,495.

   Professional Video Software Products: Our range of professional content creation software solutions includes Commotion, a professional level video composting and painting solution that enables sophisticated video image manipulation. Commotion was used in the production of all the nominee pictures for the Best Visual Effects category in the 2001 National Academy of Motion Pictures Oscar awards. We acquired Commotion through our acquisition of Puffin in March 2000. In addition to Commotion, we manufacture and resell TitleDeko Pro, an advanced titling solution, Impression Pro, a professional level DVD authoring software, and a range of sophisticated plug-in filters, including Knoll Light Factory and Image Lounge, for advanced video image adjustment. Our software products are sold through web sales and tele-sales, in addition to specialized third party resellers and dealers. Our software products are also sold to other manufacturers for bundling with their solutions. Suggested list prices for our software products range from $395 to $1,475.

   Genie and Alladin Family. The Genie and Alladin family of products offer a complete set of professional quality, real time 3D digital effects, or DVE's, switching, character generation, paint and still storage on a single personal computer interface, or PCI, board. A non-linear version of Genie is sold to OEM vendors who integrate and sell it with their non-linear editing products. We ceased retail sales of Alladin and GeniePlus in August 2001 but continue to supply OEM customers with Genie products. In addition, a custom version of the GeniePlus is a key component of our StreamGenie web casting system.

   ReelTime Family. ReelTime is a dual stream video and audio capture and playback card with real time special effects. ReelTime open architecture supports the Adobe Premiere editing software and a wide variety of third-party video applications. We announced that we would discontinue selling the ReelTime family in September 2001 following the launch of our Pro-ONE solution.

  Professional Media Internet Streaming Products

   StreamGenie Family. The StreamGenie Presenter is designed to broadcast live events over the Internet. It is a portable Internet broadcast station in a single box and supports multiple camera switching, titling, DVE's and provides live output for the Internet and video archiving. StreamGenie Presenter enables integration of PowerPoint(tm) graphics that can be viewed simultaneously with the associated video. Ideally suited for webcasting corporate events, distance learning, conferences and concerts in both Real Networks SureStream and Microsoft Windows Media formats, the ease of use of StreamGenie Presenter is unrivalled. StreamGenie is more versatile, more powerful, better integrated, more compact, less expensive and easier to use than competitive products. List price ranges from $19,995 to $24,995 depending on system configuration.

   StreamFactory. The StreamFactory is a real-time web stream encoder that accepts professional video and audio inputs. StreamFactory enables multiple data rate output in Microsoft Windows Media, Real Networks SureStream and QuickTime formats. Designed to be a rack-mounted infrastructure appliance, StreamFactory can be configured and managed remotely, either across a LAN, or from across the Internet. Simply connect a VTR, video camera, or other audiovisual source direct to StreamFactory and convert to popular streaming formats in real-time. The StreamFactory can be controlled by its own built in management application or by other third-party automation applications. In addition, StreamFactory has an open applied programming interface and SDK for developers to create their own automation applications. We have designed StreamFactory from the ground up expressly for the constant demands of Internet broadcasters, ISP's, Telcos and content delivery networks. Suggested list prices range from $9,995 to $18,995 depending on system configuration.

  Personal Web Video Products

   Our personal web video products are aimed at the consumer and prosumer markets, and allow users to edit video and to create professional looking home movies, corporate presentations, wedding video and other productions using a standard personal computer and camcorder. Our prosumer products consist of bundled hardware/software solutions, which include Adobe's Premiere video editing software. These products include:

   DV200. DV200 is a combination of a standard 1394-interface card with Adobe's Premiere video editing program. DV200 also includes software from Pinnacle to support batch capture, titling and special effects. The suggested list price for DV200 in the U.S. is $299.

   DV500plus. DV500plus is a combination of a proprietary analog/digital video interface card with Adobe's Premiere video editing program. DV500 includes software from Pinnacle to support batch capture, titling, special effects and DVD authoring. DV500plus allows simultaneous playback of two streams of video with simple real-time effects such as dissolves and wipes. The suggested list price for DV500plus in the U.S. is $649.

   Pro-ONE. Pro-ONE is a combination of a proprietary analog/digital video interface card with Adobe's Premiere video editing program. Pro-ONE also includes our software to support batch capture, titling, special effects and DVD authoring. Pro-ONE allows simultaneous playback of two streams of video with complex real-time effects such as slow motion and page turns. The suggested list price for Pro-ONE in the U.S. is $1299.

   Our consumer products allow home users to edit their home video to create professional looking "home movies" using a personal computer and camcorder. We have developed an easy-to-use software interface called the Studio application, which serves as the primary interface for all of its Studio consumer video editing products. We currently offer either a stand-alone software solution, or software bundled with video capture hardware.

   Studio Version 7. Studio is a Windows-based non-linear video editing software program that works with standard video capture hardware installed on the end-user's personal computer. Studio is specifically designed to allow consumers to edit their home movies. With the use of the Studio software, users can "drop and drag" video clips in the order they desire, add simple transitions between scenes and simple graphic, titles and music or audio to the production. The suggested list price for the Studio version 7 software in the U.S. is $99.

   Studio DV. Studio DV is a bundled solution, which combines a standard 1394 PCI interface card and cable (to connect a DV camcorder to a PC) with our Studio Version 7 software. The suggested list price for the Studio DV product in the U.S. is $129.

   Studio DVplus. Studio DVplus is a bundled solution, which combines a proprietary 1394 PCI interface card and cable (to connect a DV camcorder to a PC) with our Studio Version 7 software. The proprietary 1394 interface card included with Studio DVplus includes (i) a standard 1394 digital interface for connection of a DV camcorder to a personal computer and (ii) an analog video output to allow output of finished video productions to standard VHS and SVHS analog video tape recorders. Studio DVplus is sold only in Europe. The suggested list price for the Studio DVplus product in Europe is approximately $199.

   Studio DC10plus. Studio DC10plus is a bundled solution, which combines a proprietary analog video PCI interface card and cable (to connect an analog camcorder to a PC) with our Studio Version 7 software. The suggested list price for the Studio DC10 product is $129.

Technology

   We are a technological leader in digital video processing, which includes real time video manipulation, video capture, digital video editing and storage. The National Academy of Television Arts and Sciences' Outstanding Technical Achievement EMMY award has been awarded to us on four occasions. In 1990, we received an EMMY for pioneering the concept of the video workstation. In 1994, we received an EMMY for developing technology, which allows real time mapping of live video onto animated 3D surfaces and, in 1997, we received an EMMY for utilization of real time video manipulation technology in non-linear editing applications. In 2000, we received an EMMY for pioneering development in full motion broadcast quality PC video and compression plug-in cards utilized in the manufacture of non-linear editing systems and video servers. In addition, the technology that we acquired from Digital Graphix was awarded two Emmy's prior to its acquisition by us. Montage was also awarded one EMMY, prior to its acquisition by us, for enabling technology and for non-linear editing systems using digital imaging and sound.

   Many of our products share a common internal architecture. This design approach allows us to leverage our research and development expenditures by utilizing similar hardware and software modules in multiple products. Our video manipulation architecture is fundamental to the performance and capabilities of our products. As a result of the acquisition of the video division of Miro Computer Products AG in August 1997, we acquired video capture technology that allows high quality live video and audio to be captured and played back from a standard personal computer. We further developed and augmented this technology with the acquisition of Truevision, Inc. in March 1999.

   All of our products use or work with a standard personal computer for control of video manipulation functions. In all products targeting the broadcast market, the control microprocessor is embedded within the product. The professional and consumer products are inserted into or connect externally to a personal computer.

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

   Essentially all real time video manipulation must be performed on uncompressed video data. Since uncompressed digital video rates are too high to be processed by a microprocessor in real time, video signals are internally distributed over a separate high-speed digital video bus, or DVB, and processed using our proprietary real time video manipulation hardware. The video data on the DVB is processed in the standard digital component format that fully complies with the highest digital component video standards of the International Radio Consultation Committee, an organization that develops and publishes standards for international telecommunication systems.

   The software in our video capture and video manipulation products is divided into two layers: the user interface application and the applied programming interface. The user interface application is different and has been optimized for each product family. The applied programming interface is, for the most part, common to most of our products and incorporates all the proprietary low-level routines that allow our products to perform high quality, real time video manipulations. This software architecture has three main advantages: real time video manipulation algorithms that are complex and difficult to develop can be used in multiple products; the user interface can be tailored to meet specific user requirements; and applications can be quickly ported to our products using the applied programming interface.

   Our core technical expertise is in real time digital video processing, video capture technology, real time software algorithms, video input/output, advanced user interfaces and software control of commercially available camcorders and VCRs.

   Real Time Digital Video Processing. We have devoted significant resources to the development of proprietary technology for real time video processing, including high-speed digital filters, image transformation buffers, plane and perspective addressing, and non-linear image manipulation. We have patented technology related to real time mapping of live video onto multiple, complex, animated 3D shapes and surfaces. This technology includes a proprietary data compression algorithm that compresses the address information and allows decompression of this data in real time.

   CODEC Technology. We have devoted significant resources to developing and acquiring hardware and software for real time video capture, or CODEC. This technology includes audio/video effect synchronization methodologies, compression algorithms, drivers and software for real time playback from disks.

   Real Time Software Algorithms. The digital video manipulation functions of our products use common core software that performs complex computations in real time under user control. We have developed certain algorithms that enable the high-speed computation of multiple complex equations that are required for real time video effects.

   Video Input/Output. We have developed technology for video input and output of composite analog, component analog and component digital video data streams. All of our products work with the National Television Standards Committee, or NTSC, and Phase Alternating Line, or PAL, which are the two primary television standards in North America and Europe, respectively. In addition, we have developed interfaces to support input/output of video streams stored on computer disks.

   User Interface Design. We have extensive experience in the design of graphical user interfaces for video control and manipulation. We use interactive, menu-driven user interfaces to control video manipulation functions.

   We have historically devoted a significant portion of our resources to engineering and product development programs and expects to continue to allocate significant resources to these efforts. In addition, we have acquired certain products and technologies that have aided our ability to more rapidly develop and market new products. Our future operating results will depend to a considerable extent on our ability to continually develop, acquire, introduce and deliver new hardware and software products that offer our customers additional features and enhanced performance at competitive prices. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain market acceptance or problems associated with product transitions could adversely affect our business, financial condition and results of operations, particularly on a quarterly basis.

   As of June 30, 2001, we had 207 people engaged in engineering and product development. Our engineering and product development expenses (excluding purchased in-process research and development) in fiscal 2001, 2000 and 1999 were $34.3 million, $27.8 million and $16.1 million respectively, and represented 13.6%, 11.7% and 10.1%, respectively, of net sales.

Customers

   End users of our products range from individuals to major corporate and government entities, and to video production and broadcast facilities worldwide. Broadcast customers include domestic and international television and cable networks, local broadcasters and program creators. Professional customers include corporations seeking to develop internal video post-production capabilities, professional videographers including those who cover special events, and small production houses serving cable and commercial video markets. Consumer customers include consumer and prosumer users who edit video and create professional looking "home movies", corporate presentations, and other special events and productions using a standard personal computer and camcorder.

Marketing, Sales and Service

  Marketing

   Our marketing efforts are targeted at users of broadcast and professional post-production suites, and home video editing enthusiasts. In order to increase awareness of our products, we attend a number of trade shows, the major ones being the National Association of Broadcasters, or NAB, show in the United States, and the International Broadcasters Convention, or IBC, show and the Center For Office and Information Technology, or CEBIT, show in Europe. We also use targeted direct mail campaigns and advertisements in trade and computer publications for most of our product lines and also participate in joint marketing activities with our OEM partners and other professional video companies.

  Sales

   We maintain a sales organization consisting of regional sales managers in the United States, Europe and other international territories. We currently have sales offices in nine countries worldwide. The regional sales managers are primarily responsible for supporting independent dealers and VARs and making direct sales in geographic regions without dealer coverage. They also service customers who prefer to transact directly with us.

   We sell our broadcast and professional products to end users through an established domestic and international network of independent video product dealers and VARs in addition to direct sales. The independent dealers and VARs are selected for their ability to provide effective field sales and technical support to our customers. Dealers and VARs carry our broadcast and professional products as demonstration units, advise customers on system configuration and installation and perform ongoing post-sales customer support. We believe that many end users depend on the technical support offered by these dealers in making product purchase decisions. We continue to invest resources in developing and supporting our network of independent dealers and VARs. These groups eagerly promote our products and considerably expand our market coverage.

   We also sell and distribute our professional products to OEMs that incorporate our products into their video editing products and resell these products to other resellers and end users. These OEMs generally purchase our products and are responsible for conducting their own marketing, sales and support activities. We attempt to identify, and align with, OEMs that are market share and technology leaders in our target markets.

   Our consumer products are sold primarily through the consumer retail channel via large distributors, VARs and large computer and electronic retailers in addition to direct telemarketing, mail order and over the Internet. The consumer retail channel is characterized by long payment terms and sales returns. There can be no assurance that any particular computer retailers will continue to stock and sell our consumer products. If a significant number of computer retailers were to discontinue selling those products or if sales returns are higher than anticipated, our results of operations would be adversely affected. Sales into the consumer retail channel entail a number of risks including inventory obsolescence, product returns and potential price protection obligations.

   Sales outside of North America represented approximately 57.3%, 55.0% and 60.8% of our net sales for fiscal 2001, 2000 and 1999, respectively. We expect that sales outside of the United States will continue to account for a significant portion of our net sales. We make foreign currency denominated sales in many countries, especially in Europe, exposing us to risks associated with foreign currency fluctuations, though this risk is partially hedged since all local selling and marketing expenses are also denominated in those same currencies. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

  Service and Support

   We believe that our ability to provide customer service and support is an important element in the marketing of our products. Our customer service and support operation also provides us with a means of understanding customer requirements for future product enhancements. We maintain an in-house repair facility and also provide telephone access to our technical support staff. Our technical support engineers not only provide assistance in diagnosing problems, but also work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. We support our customers in Europe and Asia primarily through our international sales offices, European logistic center and local dealers.

   We typically warrant our products against defects in materials and workmanship for varying periods depending on the product and the sales region. We believe our warranties are similar to those offered by other video production equipment suppliers. To date, we have not encountered any significant product maintenance problems.

Competition

   The video production equipment market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. We anticipate increased competition in the video post-production equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors.

   Competition for our broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. Our principal competitors in this market include Chyron Corporation, Leitch Technology Corporation, Matsushita Electric Industrial Co. Ltd., or Matsushita, Quantel Ltd. (a division of Carlton Communications Plc), SeaChange Corporation, Sony Corporation, or Sony, and Grass Valley Group, some of which have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than us. In addition, some of these companies have established relationships with current and potential customers of ours. Some of our competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

   Our competition in the professional and consumer markets comes from a number of groups of video companies such as traditional video equipment suppliers, providers of desktop editing solutions, video software application companies and others. Suppliers of traditional video equipment such as Matsushita and Sony have the financial resources and technical know-how to develop high quality, real time video manipulation products for the desktop video market. Suppliers of professional media products such as Avid, Matrox Electronics Systems, Ltd., Media100, Inc., have established video distribution channels and experience in marketing video products and significant financial resources.

   We believe that the consumer video editing market is still emerging and as well the sources of competition. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with our consumer products by providing some or all of the same features and video editing capabilities. In addition, we expect that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with our consumer products. We may also face competition from other computer companies that lack experience in the video production industry but that have substantial resources to acquire or develop technology and products for the video production market. There can be no assurance that any of these companies will not enter into the video production market or that we could successfully compete against them if they did.

Manufacturing and Suppliers

   Our manufacturing and logistics operations, located in Mountain View, California and Braunschweig, Germany, consist primarily of testing printed circuit assemblies, final product assembly, configuration and testing, quality assurance and shipping for our broadcast and professional products. Manufacturing of our consumer and professional products is performed by independent subcontractors from where products are often shipped directly to the distributor or retailer. Each of our products undergoes quality inspection and testing at the board level and final assembly stage. We manage our materials with a software system that integrates purchasing, inventory control and cost accounting.

   We rely on independent subcontractors who manufacture to our specifications our consumer and certain professional products and major subassemblies used in our broadcast and other professional products. This approach allows us to concentrate our manufacturing resources on areas where we believe we can add the most value, such as product testing and final assembly, and reduces the fixed costs of owning and operating a full scale manufacturing facility. We have manufacturing agreements with a number of U.S.-based subcontractors, which include Pemstar, Flash Electronics and Sales Link (formerly PacLink), for the manufacture of our consumer and professional products, and with Streiff & Helmold GmbH, which is located in Braunschweig, Germany. Our reliance on subcontractors to manufacture products and major subassemblies involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor was to become unable or unwilling to continue to manufacture these products or subassemblies in required volumes, our business, financial condition and results of operations would be materially adversely affected.

   To the extent possible, we and our manufacturing subcontractors use standard parts and components available from multiple vendors. However, we and our subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in our products, including integrated circuits manufactured by Altera Corporation, AuraVision Corporation, C-Cube Microsystems, LSI Logic Corp., Maxim Integrated Products, Inc., National Semiconductor Corporation, Philips Electronics, Inc., Raytheon Corporation and Zoran Corporation, boards and modules manufactured by Adaptec, Inc., and Sony, field programmable gate arrays manufactured by Altera Corporation, serial RAM memory modules manufactured by Hitachi, Ltd. and software applications from Adobe. Our manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to our manufacturing subcontractors is dependent in part on our ability to provide its manufacturers, and their ability to provide suppliers, with accurate forecasts of its future requirements. We and our manufacturing subcontractors endeavor to maintain ongoing communication with their suppliers to guard against interruptions in supply. We and our subcontractors have in the past experienced delays in receiving adequate supplies of single source components. Also, because of the reliance on these single or limited source components, we may be subject to increases in component costs that could have an adverse effect on our results of operations. Any extended interruption or reduction in the future supply of any key components currently obtained from a single or limited source could have a significant adverse effect on our business, financial condition and results of operations in any given period.

   Our broadcast and professional customers generally order on an as-needed basis. We typically ship our products within 30 days of receipt of an order, depending on customer requirements, although certain customers, including OEMs, may place substantial orders with the expectation that shipments will be staged over several months. A substantial majority of product shipments in a period relate to orders received in that period, and accordingly, we generally operate with a limited backlog of orders. The absence of a significant historical backlog means that quarterly results are difficult to predict and delays in product delivery and in the closing of sales near the end of a quarter can cause quarterly revenues to fall below anticipated levels. In addition, our customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. As a result of these factors, we believe that the backlog of orders as of any particular date is not necessarily indicative of our actual sales for any future period.

Proprietary Rights and Licenses

   Our ability to compete successfully and achieve future revenue and profit growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limit access to and distribution of our proprietary technology. We currently hold a number of United States patents covering certain aspects of our technologies. Although we intend to pursue a policy of obtaining patents for appropriate inventions, we believe that the success of our business will depend primarily on the innovative skills, technical expertise and marketing abilities of our personnel, rather than upon the ownership of patents. Certain technology used in our products is licensed from third parties on a royalty-bearing basis. Such royalties to date have not been, and are not expected to be, material. Generally, such agreements grant us nonexclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by us.

   In the course of our business, we may receive and in the past have received communications asserting that our products infringe patents or other intellectual property rights of third parties.

   Our policy is to investigate the factual basis of such communications and to negotiate licenses where appropriate. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, there can be no assurance that we will be able to do so on commercially reasonable terms or at all. There can be no assurance that such communications can be settled on commercially reasonable terms or that they will not result in protracted and costly litigation.

   There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. Any such litigation could be costly and a diversion of management's attention, either of which could have material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling its products, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. PROPERTIES

   Our principal administrative, marketing, manufacturing and product development facility is located in Mountain View, California. This facility occupies approximately 106,000 square feet pursuant to a lease which commenced August 15, 1996 and which will terminate December 31, 2003.

   We also lease space in Braunschweig, Germany which houses engineering, administrative, logistics and marketing operations for our consumer products. The Braunschweig lease expires in April 2004. We also house certain engineering and support operations in Indianapolis, Indiana and Rochelle Park, New Jersey.

   Additionally, we lease facilities in Lowell, Massachusetts and Orlando, Florida, which house operations for our sports businesses.

   We also maintain sales and marketing support offices in leased facilities in various other locations throughout the world.

ITEM 3. LEGAL PROCEEDINGS

   On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning our business prospects during an alleged class period of April 18, 2000 through July 10, 2000. The complaint does not specify damages. We are defending the case vigorously, and recently moved to dismiss the complaint. In a written order dated May 7, 2001, the court dismissed the complaint and allowed the plaintiffs to file an amended complaint. The plaintiffs filed a second consolidated amended complaint on June 22, 2001. Our motion to dismiss this complaint is scheduled to be heard on November 2, 2001.

   On August 29, 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage and Digital Editing Services, Inc., wholly owned subsidiaries of ours, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida, or the Athle-Tech Claim. The Athle-Tech Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems Incorporated, or Athle-Tech, and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech's claimed rights with respect to the purported Athle-Tech Agreement and was unjustly enriched as a result. Finally, the Athle-Tech Claim requests that the court impose a constructive trust on at least 50% of the proceeds of the purported Athle-Tech Agreement and render a declaratory judgment in favor of Athle-Tech. We have engaged counsel to defend the Athle-Tech Claim. We are vigorously defending the Athle-Tech Claim.

   In March 2000, we acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and us, the former DES shareholders were entitled to an earnout payable in shares of our common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, we entered into an amendment to the DES Agreement and Plan of Merger to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. We are currently engaged in arbitration with the former DES shareholders regarding the earnout payment, as provided for pursuant to the DES Agreement and Plan of Merger.

   We are engaged in certain additional legal actions arising in the ordinary course of business. We believe we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                  Age                                Position
----                  ---                                --------
Mark L. Sanders...... 58  President, Chief Executive Officer and Director
Ajay Chopra.......... 44  Chairman of the Board and President, Professional Media Division
Arthur D. Chadwick... 44  Vice President, Finance and Administration and Chief Financial Officer
Georg Blinn.......... 53  President, Personal Web Video Division
William Loesch....... 47  Vice President, Product Management and Engineering, Personal Web
                            Video Division
Robert Wilson........ 47  President, Broadcast Solutions Division

   There is no family relationship between any of our directors or executive officers.

   Mr. Sanders has served as our President, Chief Executive Officer and one of our directors since January 1990.

   Mr. Chopra, one of our founders, has served as Chairman of our Board of Directors since January 1990, and has served as one of our directors since our inception in May 1986. Mr. Chopra has served as our President, Professional Media Division since July 2000. Mr. Chopra served as our Vice President, General Manager, Desktop Products from April 1997 to July 2000. He previously served as our Chief Technology Officer from June 1996 to April 1997, our Vice President of Engineering from January 1990 to June 1996, and our President and Chief Executive Officer from our inception to January 1990.

   Mr. Chadwick has served as our Vice President, Finance and Administration and Chief Financial Officer since January 1989.

   Mr. Blinn has served as President, Personal Web Video Division since July 2000. Mr. Blinn served as Vice President, General Manager, Pinnacle Systems GmbH from August 1997 to July 2000. Prior to joining us, Mr. Blinn was the Chief Financial Officer of Miro Computer Products AG, a provider of video capture cards, from December 1996 to August 1997. From January 1993 to December 1996, Mr. Blinn was an independent business consultant.

   Mr. Loesch has served as our Vice President, Product Management and Engineering, Personal Web Video Division since July 2000. Mr. Loesch served as our Vice President, General Manager, Consumer Products from April 1997 to July 2000. Prior to that Mr. Loesch served as our Vice President, New Business Development from May 1994 to April 1997.

   Mr. Wilson has served as our President, Broadcast Solutions Division since July 2000. Mr. Wilson served as Vice President, Broadcast Products from April 1997 to July 2000. From May 1994 to April 1997, Mr. Wilson served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Accom, Inc., a video company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol PCLE. The following table sets forth for the fiscal periods indicated the range of high and low sales prices per share of the common stock as reported on the Nasdaq National Market.

                                                  High   Low
                                                 ------ ------
                 Fiscal Year Ended June 30, 2001
                    First Quarter............... 24.563  7.188
                    Second Quarter.............. 12.625  6.469
                    Third Quarter............... 10.875  5.188
                    Fourth Quarter.............. 12.950  4.580
                 Fiscal Year Ended June 30, 2000
                    First Quarter............... 21.190 13.000
                    Second Quarter.............. 23.000 12.940
                    Third Quarter............... 35.500 19.000
                    Fourth Quarter.............. 31.438 18.438

   As of September 5, 2001, we had approximately 287 stockholders of record of the common stock. We have never paid cash dividends on our capital stock. We currently expect that we will retain our future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

   On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined by an independent appraiser using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

   In April 2001, we elected, in accordance with the Montage Stock Acquisition Agreement, to buy out in their entirety the earnout payments otherwise payable to the former Montage shareholders for the twelve-month earnout periods ending in each of April 2001 and April 2002. In connection with this buyout, 2,325,218 shares of our common stock were issuable to the former Montage shareholders. We issued an aggregate of 1,915,855 shares of our common stock to the former Montage shareholders. The value of these shares was approximately $16.5 million, which we recorded as goodwill associated with the acquisition of Montage and which is being amortized using the straight-line method over a five-year period. We held back the remaining 399,363 buyout shares in accordance with our right to seek indemnification from the former Montage shareholders pursuant to the Montage Stock Acquisition Agreement. These shares will be issued into escrow to secure our indemnification rights.

ITEM 6. SELECTED FINANCIAL DATA

   The following tables set forth selected consolidated financial data for each of the years in the five-year period ended June 30, 2001. The results for the fiscal year ended June 30, 2001 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements as of June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001 and notes thereto set forth on Pages F-1 to F-26 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    2001      2000     1999     1998      1997
                                                                  --------  -------- -------- --------  --------
                                                                       (In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales........................................................ $252,659  $237,967 $159,098 $105,296  $ 37,482
Cost of sales....................................................  144,549   113,573   74,022   48,715    23,997
                                                                  --------  -------- -------- --------  --------
       Gross profit..............................................  108,110   124,394   85,076   56,581    13,485
                                                                  --------  -------- -------- --------  --------
Operating expenses:
    Engineering and product development..........................   34,305    27,767   16,137   11,652     7,579
    Sales and marketing..........................................   68,304    56,126   38,871   28,365    12,464
    General and administrative...................................   14,686    10,554    6,840    5,342     3,702
    Legal settlement.............................................       --     2,102       --       --        --
    Amortization of goodwill and other intangibles...............   30,743    18,382    2,289      936       203
    In process research and development..........................       --     3,500    6,579   16,960     4,894
    Acquisition settlement.......................................   12,880        --       --       --        --
                                                                  --------  -------- -------- --------  --------
       Total operating expenses..................................  160,918   118,431   70,716   63,255    28,842
                                                                  --------  -------- -------- --------  --------
       Operating income (loss)...................................  (52,808)    5,963   14,360   (6,674)  (15,357)
Interest and other income, net...................................    1,890     3,403    4,742    3,139     2,867
Impairment of equity investments.................................   (1,658)       --       --       --        --
                                                                  --------  -------- -------- --------  --------
Income (loss) before income taxes and cumulative effect of
 change in accounting principle..................................  (52,576)    9,366   19,102   (3,535)  (12,490)
Income tax expense...............................................    7,616     1,779      666    2,685     2,445
                                                                  --------  -------- -------- --------  --------
Income (loss) before cumulative effect of change in accounting
 principle.......................................................  (60,192)    7,587   18,436   (6,220)  (14,935)
Cumulative effect of change in accounting principle..............     (356)       --       --       --        --
                                                                  --------  -------- -------- --------  --------
    Net income (loss)............................................ $(60,548) $  7,587 $ 18,436 $ (6,220) $(14,935)
                                                                  ========  ======== ======== ========  ========
Net income (loss) per share before cumulative effect of change in accounting principle:
    Basic........................................................ $  (1.16) $   0.16 $   0.43 $  (0.17) $  (0.50)
                                                                  ========  ======== ======== ========  ========
    Diluted...................................................... $  (1.16) $   0.14 $   0.39 $  (0.17) $  (0.50)
                                                                  ========  ======== ======== ========  ========
Cumulative effect per share of change in accounting principle:
    Basic........................................................ $  (0.01) $     -- $     -- $     --  $     --
                                                                  ========  ======== ======== ========  ========
    Diluted...................................................... $  (0.01) $     -- $     -- $     --  $     --
                                                                  ========  ======== ======== ========  ========
Net income (loss) per share:
    Basic........................................................ $  (1.17) $   0.16 $   0.43 $  (0.17) $  (0.50)
                                                                  ========  ======== ======== ========  ========
    Diluted...................................................... $  (1.17) $   0.14 $   0.39 $  (0.17) $  (0.50)
                                                                  ========  ======== ======== ========  ========
Shares used to compute net income (loss) per share:
    Basic........................................................   51,729    48,311   42,780   35,628    29,608
                                                                  ========  ======== ======== ========  ========
    Diluted......................................................   51,729    55,442   46,966   35,628    29,608
                                                                  ========  ======== ======== ========  ========


                                          2001      2000     1999      1998      1997
                                        --------  -------- --------  --------  --------
                                                         (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital........................ $114,422  $138,330 $120,325  $100,496  $ 57,662
Total assets...........................  266,957   322,799  196,469   132,937    70,007
Long-term debt.........................       --        --       --       163       475
Retained earnings (accumulated deficit)  (53,350)    7,198     (389)  (18,825)  (12,605)
Shareholders' equity................... $220,362  $259,620 $166,259  $114,392  $ 62,711

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisitions

  Minerva Networks, Inc.--DVD authoring technology

   On December 29, 2000, we acquired DVD authoring technology from Minerva Networks, Inc., or Minerva, a provider of professional and consumer video networking solutions that enable the convergence of television and the Internet. The technology acquired from Minerva includes the Impression family of DVD application software, DVD formatting software and associated intellectual property. We paid $2.3 million in cash in December 2000, and an additional $0.4 million in March 2001, pursuant to a purchase agreement amendment in January 2001. The amendment was entered into as a result of both parties agreeing that an error had been made in the original calculation of the value of the acquired technology. We also incurred approximately $0.1 million in transaction costs. The technology is being amortized using the straight-line method over a three-year period.

  Other Acquisitions

   During fiscal year ended June 30, 2001, we acquired three companies, which were not material individually or in the aggregate. We paid a total of $1.2 million in cash for these acquisitions. We also incurred approximately $0.2 million in transaction costs. The acquisitions were accounted for under the purchase method of accounting. We allocated $0.5 million to goodwill and allocated $0.9 million to identifiable intangibles. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of the acquired companies' operations have been included in the consolidated financial statements since their respective acquisition dates.

  Avid Sports, Inc.

   On June 30, 2000, we acquired all the outstanding common stock of Avid Sports, Inc., a provider of sports editing and online sports media management solutions. In connection with the acquisition of Avid Sports, Inc., we issued 944,213 shares of its common stock valued at $22.7 million and assumed 138,158 options valued at $1.9 million. We also incurred approximately $0.4 million in transaction costs.

   The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, we recorded $5.8 million in tangible assets, $13.4 million in identifiable intangibles including core/developed technology, customer base and other intangibles, assumed $15.5 million in liabilities, including $5.4 million in deferred taxes, and allocated $21.2 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Avid Sports, Inc. have been included in our consolidated financial statements since June 30, 2000.

   On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined by an independent appraiser using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

  Propel Ahead, Inc.

   On June 30, 2000, we acquired all the outstanding common stock of Propel Ahead, Inc., or Propel. In connection with this acquisition, we agreed to pay the former shareholder of Propel $3.2 million. We also incurred approximately $0.1 million in transaction costs. The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, we recorded $0.1 million in tangible assets and $3.0 million in identifiable intangibles including core/developed technology, assumed $1.3 million in liabilities including $1.2 million in deferred taxes, and allocated $1.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods respectively. The results of operations of Propel have been included in our consolidated financial statements since June 30, 2000.

  The Montage Group, Ltd.

   In April 2000, we acquired all the outstanding common stock of Montage, a provider of networked non-linear editing solutions. In connection with this acquisition, we issued 125,224 shares of our common stock valued at $3.7 million and incurred approximately $0.3 million in transaction costs. The terms of the acquisition also included an earnout provision, payable in shares of our common stock, wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two-year period beginning April 2000.

   The Montage acquisition was accounted for under the purchase method of accounting. In April 2000, we recorded $2.8 million in tangible assets, $0.4 million in in-process research and development, $1.6 million in identifiable intangibles including core/developed technology assumed $4.2 million in liabilities and allocated $3.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Montage have been included in our consolidated financial statements since April 2000.

   In April 2001, we elected, in accordance with the Montage Stock Acquisition Agreement, to buy out in their entirety the earnout payments otherwise payable to the former Montage shareholders for the twelve-month earnout periods ending in each of April 2001 and April 2002. In connection with this buyout, 2,325,218 shares of our common stock were issuable to the former Montage shareholders. We issued an aggregate of 1,915,855 shares of our common stock to the former Montage shareholders. The value of these shares was approximately $16.5 million, which we recorded as goodwill associated with the acquisition of Montage and which is being amortized using the straight-line method over a five-year period. We held back the remaining 399,363 buyout shares in accordance with our right to seek indemnification from the former Montage shareholders pursuant to the Montage Stock Acquisition Agreement. These shares will be issued into escrow to secure our indemnification rights.

  Digital Editing Services, Inc.

   On March 29, 2000, we acquired DES, a provider of real-time video analysis and database solutions. In connection with this acquisition, we paid $0.3 million in cash and issued 287,752 shares of our common stock valued at $9.1 million and incurred $0.3 million in transaction costs. The terms of the acquisition included an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one-year period ending March 30, 2001. Operating profits from DES ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those associated revenues respectively. In October 2000, we and the former DES shareholders amended the earnout provisions of the acquisition agreement to correspond with the combination of the DES and Avid Sports, Inc. businesses into one division in June 2000. The amendment provides that any earnout payable would be based upon the combined revenues, expenses and operating profit of DES and Avid Sports, Inc. Combined operating profits from DES and Avid Sports, Inc. ranging from between 10% to 20% of combined revenues would result in an additional payment of between 55% to 96% of those associated revenues respectively. No earnout payment would be made if operating profit did not exceed 10% of revenues during the earnout period. Any earnout would be paid in shares of our common stock. We are currently engaged in arbitration with the former shareholders regarding the earnout payment, as provided for pursuant to the DES Agreement and Plan of Merger.

   The DES acquisition was accounted for under the purchase method of accounting. As of March 30, 2000, we recorded $1.8 million in tangible assets, $0.5 million in in-process research and development, $8.2 million in identifiable intangibles including core/developed technology, assumed $4.6 million in liabilities, including $3.3 million in deferred taxes, and allocated $3.8 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of DES have been included in our consolidated financial statements since March 30, 2000.

  Puffin Designs, Inc.

   On March 24, 2000, we acquired Puffin, a provider of content creation solutions. In connection with this acquisition, we issued 360,352 shares of our common stock valued at $11.2 million. In addition, we assumed outstanding stock options covering 51,884 shares of stock valued at $0.3 million. We also incurred approximately $0.3 million in transaction costs.

   The Puffin acquisition was accounted for under the purchase method of accounting. As of March 24, 2000, we have recorded $0.5 million in tangible assets, $0.6 million in-process research and development, $1.2 million in identifiable intangibles including core/developed technology, assumed $1.7 million in liabilities and allocated $11.2 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Puffin have been included in our consolidated financial statements since March 24, 2000.

  Video Communications Division of Hewlett-Packard

   On August 2, 1999, we acquired substantially all of the assets of the Video Communications Division of HP, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, we paid HP $12.6 million in cash and issued 1,546,344 shares of our common stock valued at $20.6 million. We incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling $10.1 million.

   The acquisition of HP's Video Communications Division was accounted for under the purchase method of accounting. As of June 30, 2000, we recorded $7.3 million in tangible assets, $2.0 million in in-process research and development, $19.1 million in other identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce, assumed $10.1 million in liabilities and allocated $15.4 million to goodwill. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from nine months to five years. The results of operations of HP's Video Communications Division have been included in our consolidated financial statements since August 2, 1999.

Results of Operations

   The following table sets forth, for the periods indicated, certain consolidated statement of operations data as a percentage of net sales:

                                                                                Fiscal Years Ended June 30,
                                                                                --------------------------
                                                                                 2001        2000    1999
                                                                                 -----       -----   -----
Net sales......................................................................  100.0%     100.0%  100.0%
Cost of sales..................................................................   57.2       47.7    46.5
                                                                                 -----       -----   -----
       Gross profit............................................................   42.8       52.3    53.5
Operating expenses:
   Engineering and product development.........................................   13.6       11.7    10.1
   Sales and marketing.........................................................   27.0       23.6    24.4
   General and administrative..................................................    5.8        4.4     4.3
   Legal settlement............................................................     --        0.9      --
   Amortization of goodwill and other intangibles..............................   12.2        7.7     1.5
   In-process research and development.........................................     --        1.5     4.1
   Acquisition settlement......................................................    5.1         --      --
                                                                                 -----       -----   -----
       Total operating expenses................................................   63.7       49.8    44.4
                                                                                 -----       -----   -----
       Operating income (loss).................................................  (20.9)       2.5     9.1
Interest and other income, net.................................................    0.7        1.4     3.0
Impairment of equity investments...............................................   (0.6)        --      --
                                                                                 -----       -----   -----
Income (loss) before income taxes and cumulative effect of change in accounting
  principle....................................................................  (20.8)       3.9    12.1
Income tax expense.............................................................    3.0        0.7     0.4
                                                                                 -----       -----   -----
Income (loss) before cumulative effect of change in accounting principle.......  (23.8)       3.2    11.7
Cumulative effect of change in accounting principle............................   (0.2)        --      --
                                                                                 -----       -----   -----
       Net income (loss).......................................................  (24.0)%      3.2%   11.7%
                                                                                 =====       =====   =====

   The tables below present sales data by division:

Net Sales

                                        Fiscal Years Ended June 30,
                                        --------------------------- '01-'00  '00-'99
Division                                  2001      2000     1999   % Change % Change
--------                                --------  -------- -------- -------- --------
Broadcast Solutions.................... $ 88,925  $ 85,618 $ 26,917   3.9%    218.1%
Professional Media.....................   51,751    43,815   36,283  18.1%     20.8%
Personal Web Video.....................  111,983   108,534   95,898   3.2%     13.2%
                                        --------  -------- --------  -----    ------
                                        $252,659  $237,967 $159,098   6.2%     49.6%
                                        ========  ======== ========  =====    ======

Sales Percentages

Division                                 2001   2000   1999
--------                                ------ ------ ------
Broadcast Solutions....................  35.2%  36.0%  16.9%
Professional Media.....................  20.5%  18.4%  22.8%
Personal Web Video.....................  44.3%  45.6%  60.3%
                                        ------ ------ ------
                                        100.0% 100.0% 100.0%
                                        ====== ====== ======

Comparison of the Years Ended June 30, 2001 and 2000

   Net Sales. Net sales increased in all three divisions in the fiscal year ended June 30, 2001, compared to fiscal 2000. In the Broadcast Solutions division, sales increased 3.9% during the year ended June 30, 2001 as compared to the prior year. The increase in Broadcast Solutions sales was primarily due to the sale of sports products obtained through the acquisition of Avid Sports, Inc. and DES, and increases in sales of the Deko line, which more than offset declines in sales of existing products including a decline in sales of Media Stream servers. In the Professional Media division, sales increased 18.1% in the fiscal year ended June 30, 2001, compared to the fiscal year ended June 30, 2000. This increase was due mostly to sales of Media's recent product releases that include the TARGA line, StreamGenie, and StreamFactory. In the Personal Web Video division, sales increased 3.2% in the fiscal year ended June 30, 2001 compared to the fiscal year ended June 30, 2000. Sales in the Personal Web Video Division increased due to the introduction and sale of Studio DV, DV500 and DV500plus, which more than offset declines in older products such as DC10, DC30 and DC30 Pro.

   International sales (sales outside of North America) increased 10.7% in the fiscal year ended June 30, 2001 and accounted for approximately 57.3% and 55.0% of our net sales in fiscal 2001 and 2000, respectively. As a percentage of our total net sales, international sales increased primarily due to increased sales in the Asia Pacific region. We expect that international sales will continue to represent a significant portion of our total net sales.

   Gross Profit. We distribute and sell our products to end users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our gross profit, varies depending on the product, the channel of distribution, the volume of product purchased and other factors. In addition to direct material costs, cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties and provisions for excess or obsolescence and shrinkage. In the fiscal year ended June 30, 2001, total gross profit decreased to 42.8% from 52.3% in the fiscal year ended June 30, 2000. Included in the cost of sales for the fiscal year ended June 30, 2001 was a $10.2 million inventory charge related to discontinued products and accessories primarily in the Broadcast Solutions and Professional Media divisions. Excluding this charge, gross profit would have been 46.8% in the fiscal year ended June 30, 2001. This decrease in our margin was primarily due to a decrease in margins in the Broadcast Solutions and Personal Web Video divisions. Excluding the $4.4 million portion of the inventory charge that related to Broadcast Solutions products, Broadcast Solutions margins dropped to 51.2% from 60.5% in the fiscal year ended June 30, 2001 and 2000, respectively. The decrease in Broadcast Solutions margins was primarily due to lower selling prices in the Media Stream product family. Excluding the $3.5 million portion of the inventory charge that related to Professional Media products, Professional Media margins were relatively unchanged in the fiscal year ended June 30, 2001 compared to the prior year. Excluding the $2.3 million portion of the inventory charge that related to Personal Web Video products, Personal Web Video margins dropped to 40.8% from 45.5% in the fiscal years ended June 30, 2001 and 2000, respectively. This decrease in Personal Web Video margins was primarily due to reduced pricing on products aimed at the consumer market. We have experienced, and expect to continue to experience, pricing pressures on all of our products as the industry matures and competition increases.

   Engineering and Product Development. Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses increased 23.5% to $34.3 million in the fiscal year ended June 30, 2001 from $27.8 million in the fiscal year ended June 30, 2000. This increase was due primarily to higher engineering and product development expenses as a result of acquiring Puffin, DES, Montage, and Avid Sports, Inc. As a percentage of sales, engineering and product development expenses were 13.6% in the fiscal year ended June 30, 2001 compared to 11.7% in the fiscal year ended June 30, 2000, as a result of our efforts to focus more resources on developing new products. We believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

   Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 21.7% to $68.3 million in the fiscal year ended June 30, 2001 from $56.1 million in the fiscal year ended June 30, 2000. This increase was due to the addition of sales and marketing expenses as a result of the acquisitions of Puffin, DES, Montage, and Avid Sports, Inc., along with increases in Europe and the U.S. These increases reflect expenditures to achieve our goal of increased sales and market share and expanded product awareness in new and existing markets throughout the world. As a percentage of net sales, sales and marketing expenditures increased to 27.0% in the fiscal year ended June 30, 2001 from 23.6% in the fiscal year ended June 30, 2000.

   General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting costs, IT infrastructure costs, bad debt expense, and other corporate administrative expenses. General and administrative expenses increased 39.2% to $14.7 million in the fiscal year ended June 30, 2001 from $10.6 million in the fiscal year ended June 30, 2000. This increase in general and administrative expenses was primarily due to the increased investment necessary to manage and support our increased scale of operations and the infrastructure related to our new business units. Other contributing factors were an increase in the bad debt provision and higher legal fees associated with the class action lawsuit filed against us in July 2000 (See Item 3--Legal Proceedings). This increase also includes reorganization costs of approximately $1.4 million, primarily related to severance and associated costs that were paid during the fiscal year ended June 30, 2001. As a percentage of total revenue, general and administrative expenses were 5.8% and 4.4% in the fiscal years ended June 30, 2001 and 2000, respectively.

   Amortization of Acquisition--Related Intangible Assets. Amortization of acquisition related intangibles consists of amortization of goodwill and identifiable intangibles including, among others, core/developed technology, customer base, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased from $18.4 million in the fiscal year ended June 30, 2000 to $30.7 million in the year ended June 30, 2001. The increase was primarily related to amortization of additional goodwill and other intangibles resulting from the six acquisitions we made during fiscal 2000 and the acquisition of DVD authoring technology from Minerva during fiscal 2001.

   Acquisition Settlement. On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined by an independent appraiser using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

   In-Process Research and Development. During the fiscal year ended June 30, 2001, we did not incur in-process research and development charges. During the year ended June 30, 2000, we recorded in-process research and development costs of approximately $3.5 million, mostly related to the acquisitions of the Video Communications Division from HP, and of Puffin, DES and Montage. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition.

   Impairment of Equity Investments. We recorded impairment losses on two equity investments of $1.7 million during the fiscal year ended June 30, 2001. Impairment losses are recognized on equity investments when we determine that there has been a decline in the carrying amount of the investment that is other than temporary. The impairment charge relates to non-marketable equity securities.

   Interest and Other Income, net. Net interest and other income consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper. In the fiscal year ended June 30, 2001, interest income decreased approximately 44.5% to $1.9 million from $3.4 million in the fiscal year ended June 30, 2000. This decrease reflects both a reduction in interest rates and a reduction in our cash and marketable securities balances.

   Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. We recorded provisions for income taxes of $7.6 million and $1.8 million for the fiscal years ended 2001 and 2000, respectively. We incurred a tax expense in the fiscal year ended 2001 primarily because of the increase in our valuation allowance on deferred tax assets. The tax expense incurred in the fiscal year ended June 30, 2001 was offset by nondeductible in-process research and development and goodwill amortization as a result of various acquisitions during the fiscal year ended June 30, 2000. The total valuation allowance was $32.5 million and $9.3 million as of June 30, 2001 and 2000, respectively.

   As of June 30, 2001, we had federal and state net operating loss carryforwards of approximately $43.8 million and $19.7 million, respectively. Our federal net operating loss carryforwards expire in the years 2013 through 2021, if not utilized. Our state net operating loss expires in the years 2003 through 2011, if not utilized. In addition, we had federal research and experimentation credit carryforwards of $3.1 million, which expire in the years 2002 through 2021, and state research and experimentation credit carryforwards of $1.9 million, which have no expiration provision.

Comparison of the Years Ended June 30, 2000 and 1999

   Net Sales. Net sales increased in all three product groups in the fiscal year ended June 30, 2000, compared to fiscal 1999. Broadcast sales increased 218.1% primarily due to the sale of products obtained through acquisitions. These included the sale of MediaStream products acquired from HP and from the sports and news solutions acquired from DES, Avid Sports, Inc., and Montage. In the professional group, sales increased 20.8% in the fiscal year ended June 30, 2000, over fiscal 1999. Sales of new generation products such as the TARGA products acquired from Truevision, Inc. in March 1999 more than compensated for a decrease in sales of Reel-time. In the consumer group, sales increased 13.2% in the fiscal year ended June 30, 2000 over fiscal 1999. Decreased sales of Studio 400, DC30, DV300, and DC50 were offset by sales of newer products such as Studio DV, Studio USB1, Studio MP10, DV500, and DC1000.

   International sales (sales outside of North America) increased 35.4% in the fiscal year ended June 30, 2000 and accounted for approximately 56.0% and 60.8% of our net sales in fiscal 2000 and 1999, respectively. The increase in international sales in fiscal 2000 was due primarily to increased sales in United Kingdom and the Asia Pacific regions. Sales into continental Europe also increased. As a percentage of our total net sales, international sales decreased primarily due to an increase in domestic sales from the broadcast group.

   Gross Profit. We distribute and sell our products to end users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our gross profit, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors. Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, provisions for obsolescence and shrinkage. In the fiscal year ended June 30, 2000, total gross profit decreased to 52.3% from 53.5% in the fiscal year ended June 30, 1999. While broadcast margins increased slightly from year to year, professional margins dropped to 53.1% from 56.6% in the fiscal years ended June 30, 2000 and 1999, respectively. This drop in the professional margin was primarily due to a change in product mix. Broadcast margins increased slightly in the fiscal year ended June 30, 2000 due to a favorable product mix, which included sales of Media Stream products. Consumer margins for the fiscal year ended June 30, 2000 dropped to 45.5% from 51.1% in fiscal 1999.

   Engineering and Product Development. Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses increased 72.1% to $27.8 million in the fiscal year ended June 30, 2000 from $16.1 million in the fiscal year ended June 30, 1999. As a percentage of sales, engineering and product development expenses were 11.7% in the fiscal year ended June 30, 2000 compared to 10.1% in the fiscal year ended June 30, 1999. This increase was due primarily to the personnel hired in connection with the HP and Truevision acquisitions, which occurred in August 1999 and March 1999, respectively. We believe that investment in research and development is crucial to our future growth and position in the industry.

   Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 44.4% to $56.1 million in the fiscal year ended June 30, 2000 from $38.9 million in the fiscal year ended June 30, 1999. These increases reflect expenditures to achieve our goal of increased sales and market share and expanded product awareness. Sales and marketing expenses also increased due to acquisitions, notably the Video Communications Division of HP, expanded operations in Japan and new expenditures in connection with product releases. Although sales and marketing expenditures increased significantly from fiscal 1999 to fiscal 2000, as a percentage of net sales, expenditures dropped to 23.6% in fiscal 2000 from 24.4% in fiscal 1999. This decrease reflects a growth in sales exceeding incremental sales and marketing expenditures.

   General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and MIS personnel, occupancy costs and other corporate administrative expenses. General and administrative expenses increased 54.3% to $10.6 million in the fiscal year ended June 30, 2000 from $6.8 million in the fiscal year ended June 30, 1999. As a percentage of total revenue, general and administrative expenses were 4.4% and 4.3% in the fiscal years ended June 30, 2000 and 1999, respectively. This increase in the absolute dollar amount of general and administrative expenses was primarily due to increased investment necessary to manage and support our increased scale of operations. These included staffing and associated benefits, non-capitalized expenses related to our new SAP information system, and legal and professional fees.

   In-Process Research and Development. During the year ended June 30, 2000, we recorded an in-process research and development charge of approximately $3.5 million, mostly related to the acquisitions of the Video Communications Division from HP, and of Puffin, DES and Montage. During the year ended June 30, 1999, we recorded an in-process research and development charge of approximately $6.6 million, mostly related to the Truevision acquisition.

   The amounts charged to in-process research and development were based on results of independent appraisals using established valuation techniques in the high-technology industry. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. We determined that technological feasibility was achieved when a product reached beta stage. The values assigned to purchased in-process research and development were determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. A discount and attribution rate of 35% was used in the Video Communications Division valuation and a 30% rate was used in the valuations of Puffin, DES and Montage.

   Amortization of Acquisition--Related Intangible Assets. Amortization of acquisition related intangibles consists of amortization of goodwill and identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from nine-months to nine years. The amortization increased from $2.3 million in the fiscal year ended June 30, 1999 to $18.4 million in the fiscal year ended June 30, 2000. This increase was primarily due to the amortization of goodwill and other intangibles acquired in the Truevision and Video Communications Division acquisitions in March and August 1999, respectively.

   Interest Income, net. Net interest income and other consists primarily of interest income generated from our low risk investments in money market funds, government securities and high-grade commercial paper. Interest income decreased approximately 28.2% to $3.4 million in the fiscal year ended June 30, 2000 from $4.7 million in the fiscal year ended June 30, 1999. This decrease reflects a reduction in our cash and marketable securities due to an acquisition payment of $12.6 million paid to HP in August 1999.

   Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. We recorded provisions for income taxes of $1.8 million and $0.7 million for the fiscal years ended 2000 and 1999, respectively. The provision for income taxes as a percentage of pretax income was 19% and 3.5%, respectively. The tax rates in both fiscal years ended 2000 and 1999 are lower than the statutory tax rate mainly due to the reduction of our valuation allowance. The tax rate in the fiscal year ended June 30, 1999 was significantly lower than the rate in the fiscal year ended June 30, 2000 as a larger portion of valuation allowance was written down during the fiscal year ended June 30, 1999. The tax rate in the fiscal year ended June 30, 2000 was also increased by nondeductible in-process R&D and goodwill amortization as a result of various acquisitions during the year. The total valuation allowance was $9.3 million and $6.2 million as of June 30, 2000 and 1999, respectively.

   As of June 30, 2000, we had federal and state net operating loss carryforwards of approximately $13.9 million and $5.7 million, respectively. Our federal net operating loss carryforwards expire in the years 2012 through 2020, if not utilized. Our state net operating loss expires in the years 2002 through 2005, if not utilized. In addition, we had federal research and experimentation credit carryforwards of $3.1 million, which expire in the years 2001 through 2020, and state research and experimentation credit carryforwards of $2.3 million, which have no expiration provision.

Liquidity and Capital Resources

   We have funded our operations to date through the sale of equity securities as well as through cash flows from operations. As of June 30, 2001, our principal sources of liquidity were cash and cash equivalents totaling approximately $47.8 million, which represents a decrease of $10.6 million from approximately $58.4 million in the fiscal year ended June 30, 2000. We believe that existing cash and cash equivalent balances as well as the anticipated cash flow from operations will be sufficient to support our current operations and growth for the foreseeable future.

   Our operating activities consumed $22.0 million in cash in the fiscal year ended June 30, 2001 versus generating $4.6 million in cash in the fiscal year ended June 30, 2000. This increase in cash consumption was primarily attributable to our net loss of $1.8 million after adjusting for the acquisition settlement, depreciation and amortization, impairment of equity investments, provision for doubtful accounts, and deferred taxes. In addition, there was an increase in inventories and a decrease in accounts receivable and accounts payable. Inventory management is an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and provide timely customer service versus the risk of inventory obsolescence because of rapidly changing technology and customer requirements.

   Our investing activities generated approximately $11.3 million in cash in the fiscal year ended June 30, 2001 versus consuming approximately $5.6 million in the fiscal year ended June 30, 2000. During the fiscal year ended June 30, 2001, cash flows from investing activities included net payments of $7.5 million related to acquisitions versus net payments of $12.3 million in the fiscal year ended June 30, 2000. During the year ended June 30, 2001, we paid $3.4 million in July 2000 for the acquisition of Propel in June 2000, and $2.3 million in December 2000 for the acquisition of DVD authoring technology from Minerva. We paid an additional $0.4 million in March 2001 for the acquisition of DVD authoring technology from Minerva. The majority of the payment in the fiscal year ended June 30, 2000 related to the acquisition of Video Communications Division from HP. Amounts invested in property and equipment in the fiscal year ended June 30, 2001 were $4.6 million compared to $8.6 million in the fiscal year ended June 30, 2000. The high level of expenditures in fiscal 2000 primarily reflects payments for leasehold improvements, furniture and equipment purchased for our Mountain View facility expansion in August 1999 to accommodate increased headcount related to the Video Communications Division acquisition and to fund our SAP implementation. Such capital expenditures were financed from working capital. We received proceeds from the sale and maturity of marketable securities of $43.1 million in fiscal 2001 compared to $99.7 million. We purchased marketable securities for $19.4 million in fiscal 2001 compared to $83.0 million.

   Cash flows from financing activities consist mostly of proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options. Our financing activities generated approximately $0.3 million in the fiscal year ended June 30, 2001 versus $13.3 million in the fiscal year ended June 30, 2000. Cash generated from the issuance of common stock was $6.8 million in the fiscal year ended June 30, 2001 versus $13.5 million in the fiscal year ended June 30, 2000. This decrease is due mainly to the drop in the market price of our common stock. We may continue to experience a decrease in the cash proceeds from stock option exercises, and in employee stock purchases pursuant to the plan, if the stock maintains a moderately low price level. In July 2000, our Board of Directors authorized the repurchase of up to 3.0 million shares of our common stock. As of June 30, 2001, we had repurchased a total of 0.8 million shares of our common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase.

FACTORS AFFECTING OPERATING RESULTS

   [X] There are various factors which may cause our net revenues and operating results to fluctuate.

   Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

  .  Increased competition and pricing pressure

  . Timing of significant orders from and shipments to major customers, including OEM's and our large broadcast accounts

  .  Timing and market acceptance of new products

  .  Success in developing, introducing and shipping new products

  .  Dependence on distribution channels through which our products are sold

  .  Accuracy of our and our resellers' forecasts of end-user demand

  .  Accuracy of inventory forecasts

  .  Ability to obtain sufficient supplies from our subcontractors

  .  Timing and level of consumer product returns

  .  Foreign currency fluctuations

  .  Costs of integrating acquired operations

  .  General domestic and international economic conditions

   We also experience significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in Europe. Also, we attend a number of annual trade shows, which can influence the order pattern of products, including CEBIT in March, the NAB convention in April and the IBC convention in September. Our operating expense levels are based, in part, on our expectations of future revenue and, as a result, net income would be disproportionately affected by a shortfall in net sales. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

   [X] Deteriorating market conditions and continued economic uncertainty could materially adversely impact our revenues and growth rate.

   As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth fiscal quarter of 2001. The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for these products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If the economic conditions in the United States worsen or if a wider global economic slowdown occurs, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

   [X] Our revenues, particularly in the Broadcast Solutions Division, are increasingly becoming dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant customers terminate their relationship, or contracts, with us, modify their requirements which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

   We expect sales of large broadcast systems to a few significant customers to continue to constitute a material portion of our net revenues. Our quarterly and annual revenues could fluctuate significantly if:

  . Sales to one or more of our significant customers are delayed or are not completed within a given quarter.

  . The contract terms preclude us from recognizing revenue during that quarter.

  . We are unable to provide any of our major customers with products in a timely manner and on competitive pricing terms.

  . Any of our major customers experience competitive, operational or financial difficulties.

  . Any of our major customers terminate their relationship with us or significantly reduce the amount of business they do with us.

  . Any of our major customers reduce their capital investments in our products in response to slowing economic growth.

If we are unable to complete anticipated transactions within a given quarter, our revenues may fall below the expectations of market analysts, and our stock price could drop.

   [X] We incurred losses in fiscal 2001 and expect to continue to incur losses in fiscal 2002.

   In fiscal 2001, we recorded net losses of approximately $60.5 million. In light of the current economic downturn, we expect revenues in fiscal 2002 to be lower than revenues in fiscal 2001 and, as a result, we expect to incur net losses in fiscal 2002.

   [X] Quarter-end discounting, resulting from customers delaying negotiations until quarter-end in an effort to improve their ability to obtain more favorable pricing terms, may delay sales transactions.

   We recognize a substantial portion of our revenues in the last month or weeks of a given quarter, and our revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter. Due to the prevalence of end-of-month sales activity, if certain sales cannot be closed during those last weeks, sales may be deferred until the following quarter. This may cause our quarterly revenues to fall below analysts' expectations.

   [X] We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, our business and financial condition could be materially harmed.

   We rely on subcontractors to manufacture our desktop and consumer products and the major subassemblies of our broadcast products. We and our manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in our products, including certain key integrated circuits. Our strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

  .  Loss of control over the manufacturing process

  .  Potential absence of adequate capacity

  .  Potential delays in lead times

  .  Unavailability of certain process technologies

  . Reduced control over delivery schedules, manufacturing yields, quality and cost

  .  Unexpected increases in component costs

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

   [X] We must retain key employees to remain competitive.

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

   [X] We incurred negative cash flow in fiscal 2001 and expect to continue to incur negative cash flow in fiscal 2002, and our financial condition and results of operations may be adversely affected as a result.

   In the fiscal year ended June 30, 2001, we had negative cash flow from operations of approximately $22.0 million. In light of the recent economic downturn, our losses in the fourth quarter of fiscal 2001 and our projected losses for fiscal 2002, we believe that we will continue to incur negative cash flow in fiscal 2002. If we continue to incur negative cash flow, we may be at a competitive disadvantage due to several factors, including:

   . Insufficient working capital;

   . Insufficient capital for acquisitions; and

   . Limited access to additional capital.

If we are competitively disadvantaged due to these or other factors, our revenues may decrease, intensifying our cash flow deficiency, and our financial condition and results of operations may be adversely affected as a result.

   [X] If we experience difficulty in developing and installing our Vortex News systems, our financial position and results of operations could be harmed.

   In March 2000, we acquired all of the outstanding stock of Montage. The Montage product line includes Vortex News, a networked news solution for broadcasters. Since the Montage acquisition, we have invested significant resources and capital to further develop the Vortex News products, and to integrate those products into our existing products. We have received a limited number of significant orders for our Vortex News products from a few important customers, and have experienced delays in the installation of some of those systems. To date, we have not completed the installation nor assured the proper functioning of any large Vortex News installations. If we continue to experience delays and difficulty in installing our Vortex News systems or in adapting these systems to our customers' needs, or if our customers are dissatisfied with the functionality or performance of our Vortex News systems once they are installed, these systems may not obtain broad market acceptance or contribute meaningfully to our revenues or profitability. In addition, if we do not successfully install, market and sell these systems, we will consume significant resources without obtaining commensurate revenue, and our financial position and results of operations will be harmed.

   [X] Any failure to successfully integrate the businesses we have acquired could negatively impact us.

   In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP, and Truevision, Inc. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

  .  Distracting management from the day-to-day operations of our business

  . Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel

  .  Potentially dilutive issuances of our equity securities

  . Incurring debt and amortization expenses related to goodwill and other intangible assets

   [X] Our stock price may be volatile.

   The trading price of our common stock has in the past and could in the future fluctuate significantly. These fluctuations have been or could be in response to numerous factors, including:

  .  Quarterly variations in results of operations

  . Announcements of technological innovations or new products by us, our customers or competitors

  .  Changes in securities analysts' recommendations

  .  Announcements of acquisitions

  .  Changes in earnings estimates made by independent analysts

  .  General fluctuations in the stock market

   Our revenues and results of operations may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock. In July 2000, we announced that financial results for the fourth quarter of fiscal 2000, which ended June 30, 2000, would be lower than the then current analyst consensus estimates regarding our quarterly results. In the day following this announcement, our share price lost more than 59% of its value. Our shares continue to trade in a price range significantly lower than the range held by our shares before this announcement.

   With the advent of the Internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our shareholders. This, in addition to other forms of investment information including newsletters and research publications, could result in a sharp decline in the market price of our common stock.

   In addition, stock markets have from time to time experienced extreme price and volume fluctuations. The market prices for high technology companies have been particularly affected by these market fluctuations and such effects have often been unrelated to the operating performance of such companies. These broad market fluctuations may cause a decline in the market price of our common stock.

   In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc., et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. We are defending the case vigorously, and recently moved to dismiss the complaint. In a written order dated May 7, 2001, the court dismissed the complaint and allowed the plaintiffs to file an amended complaint. The plaintiffs filed a second consolidated amended complaint on June 22, 2001. Our motion to dismiss this complaint is scheduled to be heard on November 2, 2001.

   It is possible that additional similar litigation could be brought against us in the future. The securities class action lawsuit described above and any similar litigation which may be brought against us could result in substantial costs and will likely divert management's attention and resources. Any adverse determination in such litigation could also subject us to significant liabilities.

   [X] If our products do not keep pace with the technological developments in the rapidly changing video post-production equipment industry, our business may be materially adversely affected.

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

   [X] If we do not compete effectively, our business will be harmed.

   The market for our products is highly competitive. We compete in the broadcast, professional and consumer video production markets. We anticipate increased competition in each of the broadcast, professional and consumer video production markets, particularly since the industry is undergoing a period of rapid technological change and consolidation. Competition for our broadcast, professional, and consumer video products is generally based on:

  .  Product performance

  .  Breadth of product line

  .  Quality of service and support

  .  Market presence

  .  Price

  . Ability of competitors to develop new, higher performance, lower cost consumer video products

   Certain competitors in the broadcast, professional and consumer video markets have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we do. In addition, some competitors have established relationships with current and potential customers of ours and offer a wide variety of video equipment that can be bundled in certain large system sales.

   Our principal competitors in the broadcast market include:

      Accom, Inc.
      Avid Technology
      Chyron Corporation
      Grass Valley Group
      Leitch Technology Corporation
      Matsushita Electric Industrial Co. Ltd.
      Quantel Ltd. (a division of Carlton Communications Plc)
      SeaChange Corporation
      Sony Corporation

   Our principal competitors in the professional and consumer markets are:

      Adobe Systems, Inc.
      Apple Computer
      Avid Technology, Inc.
      Dazzle Multimedia (a division of SCM Microsystems, Inc.)
      Fast Multimedia
      Hauppauge Digital, Inc.
      Matrox Electronics Systems, Ltd.
      Media 100, Inc.
      Sony Corporation

   These lists are not all-inclusive.

   The consumer market in which certain of our products compete is highly competitive. There are several established video companies that currently offer products or solutions that compete directly or indirectly with our consumer products by providing some or all of the same features and video editing capabilities. In addition, we expect that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with our consumer products. We expect that potential competition in this market is likely to come from existing video editing companies, software application companies or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market. Increased competition in any of these markets could result in price reductions, reduced margins and loss of market share. Any of these effects could materially harm our business.

   [X] We rely heavily on dealers and OEMs to market, sell and distribute our products. In turn, we depend heavily on the success of these resellers. If these resellers do not succeed in effectively distributing our products, our financial performance will be negatively affected.

   These resellers may not effectively promote or market our products or may experience financial difficulties and even close operations. Our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time:

  .  Refuse to promote or pay for our products

  .  Discontinue our products in favor of a competitor's product

   Also, with these distribution channels standing between us and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products, not because there is a significant demand for them.

   With respect to consumer products offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. These arrangements have exposed us to the following risks, some of which are out of our control:

  . We are obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations

  . The distributors or retailers may not continue to stock and sell our consumer products

  .  Retailers and retail distributors often carry competing products

   [X] We may be adversely affected if we are sued by a third party or if we decide to sue a third party regarding intellectual property rights.

   There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. We are also exposed to litigation arising from disputes in the ordinary course of business. This litigation may:

  .  Divert management's attention away from the operation of our business

  .  Result in the loss of our proprietary rights

  .  Subject us to significant liabilities

  .  Force us to seek licenses from third parties

  .  Prevent us from manufacturing or selling products

Any of these results could materially harm our business.

   In the course of business, we have in the past received communications asserting that our products infringe patents or other intellectual property rights of third parties. We investigated the factual basis of such communications and negotiated licenses where appropriate. It is likely that, in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms, or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation.

   [X] Excess or obsolete inventory, and overdue or uncollectible accounts receivables, could weaken our cash flow, harm our financial condition and results of operations and cause our stock price to fall.

   The recent downturn in the United States economy has contributed to a reduced demand for some of our consumer products. As a result, we are experiencing increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall. If the economic or market conditions in the United States continue or expand to foreign markets, our financial position may be further weakened.

   [X] We may be unable to protect our proprietary information and procedures effectively.

   We must protect our proprietary technology and operate without infringing the intellectual property rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limit access to, and distribution of, our proprietary technology. These steps may not adequately protect our proprietary information nor give us any competitive advantage. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets. If we are unable to protect our intellectual property, our business could be materially harmed.

   [X] Because we sell products internationally, we are subject to additional risks.

   Sales of our products outside of North America represented approximately 57% of net sales in the period ended June 30, 2001 and 55% of net sales in the year ended June 30, 2000. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. In fiscal 2002 and beyond, we expect that a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations. For example, in recent periods, our revenues have been adversely affected by the decline in value of the Yen and Euro and our component currencies relative to the U.S. dollar.

   In addition to foreign currency risks, international sales and operations may also be subject to the following risks:

  .  Unexpected changes in regulatory requirements

  .  Export license requirements

  .  Restrictions on the export of critical technology

  .  Political instability

  .  Trade restrictions

  .  Changes in tariffs

  .  Difficulties in staffing and managing international operations

  . Potential insolvency of international dealers and difficulty in collecting accounts

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Foreign Currencies

   We transact business in various foreign currencies, primarily the Euro and those of the U.K. and Japan. Accordingly, we are subject to exposure from adverse fluctuations in foreign currency exchange rates. We currently do not use financial instruments to hedge local currency activity at any of our foreign locations. Instead, we believe that a natural hedge exists, since local currency revenues substantially offset the local currency denominated operating expenses. We continually assess the need to use financial instruments to hedge foreign currency exposure.

  Fixed Income Investments

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. We do not use derivative financial instruments for speculative or trading purposes. We invest primarily in United States Treasury Notes and high-grade commercial paper and generally hold them to maturity. Consequently, we do not expect any material loss with respect to our investment portfolio.

   We do not use derivative financial instruments in our investment portfolio to manage interest rate risk. We do, however, limit our exposure to interest rate and credit risk by establishing and strictly monitoring clear policies and guidelines for our fixed income portfolios. At the present time, the maximum duration of all portfolios is two years. Our guidelines also establish credit quality standards, limits on exposure to any one issue as well as the type of instruments. Due to the limited duration and credit risk criteria established in our guidelines, we do not expect that our exposure to market and credit risk will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-26 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held October 26, 2001, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this item concerning executive officers is set forth in Part I of this Report on Form 10-K. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the section captioned "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements

   The following financial statements are incorporated by reference in Item 8 of this Report:

                                                                                                       Page
                                                                                                       ----
Independent Auditors' Report.......................................................................... F-2
Consolidated Balance Sheets, June 30, 2001 and 2000................................................... F-3
Consolidated Statements of Operations for years ended June 30, 2001, 2000 and 1999.................... F-4
Consolidated Statements of Comprehensive Income (Loss) for years ended June 30, 2001, 2000 and 1999... F-5
Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999...... F-6
Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999................ F-7
Notes to Consolidated Financial Statements............................................................ F-8

   (a)(2) Financial Statement Schedules

          Schedule II--Valuation and Qualifying Accounts

   Schedules, other than those listed above, have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, is inapplicable, or because the information required is included in our consolidated financial statements or the notes thereto.

   (a)(3) Exhibits


 3.1(1)   Restated Articles of Incorporation of the Registrant.

 3.2(1)   Bylaws of the Registrant, as amended to date.

 4.1(2)   Preferred Share Rights Agreement, dated December 12, 1996, between Registrant and ChaseMellon
          Shareholder Services, L.L.C.

 4.1.1(2) Amendment No. 1 to Preferred Shares Right Agreement dated as of April 30, 1998 by and between the Registrant and ChaseMellon Shareholder Services, L.L.C.

 4.2(3)   Stock Restriction and Registration Rights Agreement dated August 2, 1999 by and between the
          Registrant and the Hewlett-Packard Company.

 4.3(4)   Declaration of Registration Rights dated March 29, 2000 by the Registrant.

 4.4(5)   Registration Rights Agreement dated March 29, 2000 by and between the Registrant and each of
          David Engelke and Bryan Engelke.

 4.5(6)   Registration Rights Agreement dated April 6, 2000 by and between the Registrant and each of
          David Engelke, Seth Haberman and Simon Haberman.

 4.6(7)   Stock Acquisition and Exchange Agreement dated as of June 29, 2000 by and among the Registrant,
          Avid Sports, Inc., the Stockholders of Avid Sports, Inc. and David Grandin, as Stockholders'
          Representative.

 4.7(8)   Settlement Agreement dated September 19, 2000 by and between the Registrant and the stockholders of Avid Sports, Inc.

10.31(9)  1987 Stock Option Plan, as amended, and form of agreement thereto.

10.43(10) 1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto.

10.51(11) 1994 Director Stock Option Plan, and form of agreement thereto.

10.61(1)  Form of Indemnification Agreement between the Registrant and its officers and directors.

10.21(5)  1996 Stock Option Plan, as amended, and form of agreements thereto.

10.22(5)  1996 Supplemental Stock Option Plan, as amended, and form of agreements thereto.

10.23     Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between
          Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of
          David Engelke and Bryan Engelke.

22.1      List of subsidiaries of the Registrant.


                     23.1 Consent of Independent Auditors.

                     24.1 Power of Attorney (See Page 35).

--------
  * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
 (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-83812) as declared effective by the Commission on November 8, 1994.
 (2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (Reg. No. 000-24784) as declared effective by the Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.
 (3) Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-84739) filed by the Registrant with the Securities and Exchange Commission.
 (4) Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-35498) filed by the Registrant on April 24, 2000.
 (5) Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-40218) filed by the Registrant on July 27, 2000.
 (6) Incorporated by reference to the exhibits to the Registration Statement on Form 8-K (File No. 000-24784) filed by the Registrant on July 14, 2000.
 (7) Incorporated by reference from the Registrant's Report on Form 8-K (File No. 000-24784) as filed on July 14, 2000.
 (8) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q (File No. 000-24784) as filed on November 14, 2000.
 (9) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-02816) as filed on March 27, 1996.
(10) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-51110) as filed on December 1, 2000.
(11) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 033-89706) as filed on February 23, 1995.

   (b) Reports on Form 8-K.

   On July 14, 2000 we filed a report on Form 8-K announcing our acquisition of Avid Sports, Inc.

   On July 27, 2000 we filed a report on Form 8-K announcing (i) preliminary sales and earnings for the fourth quarter of fiscal 2000; and (ii) that we were aware of the filing of a securities class action lawsuit against us and certain of our officers and directors and that we intended to defend this claim.

   On April 27, 2001 we filed a report on Form 8-K announcing (i) financial results for the third quarter of fiscal 2001 and (ii) the issuance of an aggregate of 2,315,218 shares of common stock to the former shareholders of The Montage Group, Ltd pursuant to our election to buy out in their entirety the earnout payments otherwise payable to such shareholders annually over a two-year period.

   (c) Exhibits. See Item 14(a)(3) above.

   (d) Financial Statement Schedule. See Item 14(a)(2) above.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PINNACLE SYSTEMS, INC.

                                             /S/ MARK L. SANDERS
                                          By: _________________________________
                                             Mark L. Sanders
                                             President, Chief Executive Officer
                                             and Director
Date: September 24, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark L. Sanders and Arthur D. Chadwick, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                       Title                       Date
       ---------                       -----                       ----

  /S/ MARK L. SANDERS   President, Chief Executive Officer  September 24, 2001
 ----------------------   and Director (Principal Executive
    Mark L. Sanders       Officer)

 /S/ ARTHUR D. CHADWICK Vice President, Finance and         September 24, 2001
 ----------------------   Administration and Chief
   Arthur D. Chadwick     Financial Officer (Principal
                          Financial and Accounting
                          Officer)

    /S/ AJAY CHOPRA     Chairman of the Board, President,   September 24, 2001
 ----------------------   Professional Media Division
      Ajay Chopra

 /S/ L. GREGORY BALLARD Director                            September 24, 2001
 ----------------------
   L. Gregory Ballard

 /S/ L. WILLIAM KRAUSE  Director                            September 24, 2001
 ----------------------
   L. William Krause

   /S/ JOHN C. LEWIS    Director                            September 24, 2001
 ----------------------
     John C. Lewis

 /S/ GLENN E. PENISTEN  Director                            September 24, 2001
 ----------------------
   Glenn E. Penisten

 /S/ CHARLES J. VAUGHAN Director                            September 24, 2001
 ----------------------
   Charles J. Vaughan

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report.......................... F-2
Consolidated Balance Sheets........................... F-3
Consolidated Statements of Operations................. F-4
Consolidated Statements of Comprehensive Income (Loss) F-5
Consolidated Statements of Shareholders' Equity....... F-6
Consolidated Statements of Cash Flows................. F-7
Notes to Consolidated Financial Statements............ F-8

                         Independent Auditors' Report

The Board of Directors and Shareholders
  Pinnacle Systems, Inc.:

   We have audited the accompanying consolidated balance sheets of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                          /S/ KPMG LLP

Mountain View, California
July 27, 2001, except as to Note 12, which is as of September 19, 2001

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                             June 30,
                                                                                        ------------------
                                                                                          2001      2000
                                                                                        --------  --------
                                                                                          (In thousands)
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents........................................................... $ 47,751  $ 58,433
   Marketable securities...............................................................       --    19,366
   Accounts receivable, less allowance for doubtful accounts and returns of $3,781 and
     $3,727 as of June 30, 2001, and $2,528 and $3,255 as of June 30, 2000,
     respectively......................................................................   50,414    55,072
   Inventories.........................................................................   43,149    36,824
   Deferred income taxes...............................................................    7,103    17,103
   Prepaid expenses and other assets...................................................    5,497     4,100
                                                                                        --------  --------
       Total current assets............................................................  153,914   190,898
Marketable securities..................................................................       --     4,346
Property and equipment, net............................................................   14,516    16,143
Goodwill and other intangibles.........................................................   97,880   109,810
Other assets...........................................................................      647     1,602
                                                                                        --------  --------
                                                                                        $266,957  $322,799
                                                                                        ========  ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
   Accounts payable.................................................................... $ 14,088  $ 22,422
   Accrued expenses....................................................................   21,998    26,268
   Deferred revenue....................................................................    3,406     3,878
                                                                                        --------  --------
       Total current liabilities.......................................................   39,492    52,568
                                                                                        --------  --------
Deferred income taxes..................................................................    7,103    10,611
                                                                                        --------  --------
       Total liabilities...............................................................   46,595    63,179
                                                                                        --------  --------
Shareholders' equity:
   Preferred stock, no par value; authorized 5,000 shares;
     none issued and outstanding.......................................................       --        --
   Common stock, no par value; authorized 120,000 shares; 55,671 and 51,293 issued
     and outstanding as of June 30, 2001 and 2000, respectively........................  292,321   257,496
   Treasury shares at cost; 793 and -0- shares at June 30, 2001 and 2000,
     respectively......................................................................   (6,508)       --
   Retained earnings (accumulated deficit).............................................  (53,350)    7,198
   Accumulated other comprehensive loss................................................  (12,101)   (5,074)
                                                                                        --------  --------
   Total shareholders' equity..........................................................  220,362   259,620
                                                                                        --------  --------
                                                                                        $266,957  $322,799
                                                                                        ========  ========

         See accompanying notes to consolidated financial statements.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years ended June 30,
                                                                       ---------------------------------
                                                                         2001         2000        1999
                                                                       --------     --------    --------
                                                                     (In thousands, except per share data)
Net sales...........................................................   $252,659     $237,967    $159,098
Cost of sales.......................................................    144,549      113,573      74,022
                                                                       --------     --------    --------
   Gross profit.....................................................    108,110      124,394      85,076
                                                                       --------     --------    --------
Operating expenses:
   Engineering and product development..............................     34,305       27,767      16,137
   Sales and marketing..............................................     68,304       56,126      38,871
   General and administrative.......................................     14,686       10,554       6,840
   Legal settlement.................................................         --        2,102          --
   Amortization of goodwill and other intangibles...................     30,743       18,382       2,289
   In-process research and development..............................         --        3,500       6,579
   Acquisition settlement...........................................     12,880           --          --
                                                                       --------     --------    --------
       Total operating expenses.....................................    160,918      118,431      70,716
                                                                       --------     --------    --------
       Operating income (loss)......................................    (52,808)       5,963      14,360
Interest and other income, net......................................      1,890        3,403       4,742
Impairment of equity investments....................................     (1,658)          --          --
                                                                       --------     --------    --------
Income (loss) before income taxes and cumulative effect of change in
  accounting principle..............................................    (52,576)       9,366      19,102
Income tax expense..................................................      7,616        1,779         666
                                                                       --------     --------    --------
Income (loss) before cumulative effect of change in
  accounting principle..............................................    (60,192)       7,587      18,436
Cumulative effect of change in accounting principle.................       (356)          --          --
                                                                       --------     --------    --------
Net income (loss)...................................................   $(60,548)    $  7,587    $ 18,436
                                                                       ========     ========    ========
Net income (loss) per share before cumulative effect of change in accounting principle:
   Basic............................................................   $  (1.16)    $   0.16    $   0.43
                                                                       ========     ========    ========
   Diluted..........................................................   $  (1.16)    $   0.14    $   0.39
                                                                       ========     ========    ========
Cumulative effect per share of change in accounting principle:
   Basic............................................................   $  (0.01)    $     --    $     --
                                                                       ========     ========    ========
   Diluted..........................................................   $  (0.01)    $     --    $     --
                                                                       ========     ========    ========
Net income (loss) per share:
   Basic............................................................   $  (1.17)    $   0.16    $   0.43
                                                                       ========     ========    ========
   Diluted..........................................................   $  (1.17)    $   0.14    $   0.39
                                                                       ========     ========    ========
Shares used to compute net income (loss) per share:
   Basic............................................................     51,729       48,311      42,780
                                                                       ========     ========    ========
   Diluted..........................................................     51,729       55,442      46,966
                                                                       ========     ========    ========
Pro forma amounts assuming change is applied retroactively:
   Net income.......................................................                $  7,231    $ 18,436
                                                                                    ========    ========
   Net income per share:
       Basic........................................................                $   0.15    $   0.43
                                                                                    ========    ========
       Diluted......................................................                $   0.13    $   0.39
                                                                                    ========    ========

         See accompanying notes to consolidated financial statements.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                 Years ended June 30,
                                              --------------------------
                                                2001     2000     1999
                                              --------  -------  -------
                                                    (In thousands)
      Net income (loss)...................... $(60,548) $ 7,587  $18,436
      Foreign currency translation adjustment   (7,027)  (2,644)  (2,315)
                                              --------  -------  -------
      Comprehensive income (loss)............ $(67,575) $ 4,943  $16,121
                                              ========  =======  =======

         See accompanying notes to consolidated financial statements.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Retained    Accumulated
                                           Common stock   Treasury stock    earnings       other         Total
                                          --------------- --------------  (accumulated comprehensive shareholders'
                                          Shares  Amount  Shares Amount    (deficit)       loss         equity
                                          ------ -------- ------ -------  ------------ ------------- -------------
                                                                       (In thousands)
Balances as of June 30, 1998............. 40,292 $133,332    --  $    --    $(18,825)    $   (115)     $114,392
Issuance of common stock related to Miro
 acquisition.............................  1,230    7,834    --       --          --           --         7,834
Issuance of common stock related to stock
 option and stock purchase plans.........  2,354    8,831    --       --          --           --         8,831
Issuance of common stock related to
 Truevision acquisition..................  1,650   12,089    --       --          --           --        12,089
Tax benefit from common stock option
 exercise................................     --    6,992    --       --          --           --         6,992
Net income...............................     --       --    --       --      18,436           --        18,436
Foreign currency translation adjustment..     --       --    --       --          --       (2,315)       (2,315)
                                          ------ --------  ----  -------    --------     --------      --------
Balances as of June 30, 1999............. 45,526 $169,078    --  $    --    $   (389)    $ (2,430)     $166,259
Issuance of common stock related to stock
 option and stock purchase plans.........  2,458   13,231    --       --          --           --        13,231
Issuance of common stock related to the
 Hewlett Packard Video Communications
 Division acquisition....................  1,546   20,570    --       --          --           --        20,570
Issuance of common stock related to the
 Puffin acquisition......................    361   11,529    --       --          --           --        11,529
Issuance of common stock related to the
 Digital Editing Services acquisition....    288    9,375    --       --          --           --         9,375
Issuance of common stock related to the
 Montage acquisition.....................    125    3,743    --       --          --           --         3,743
Issuance of common stock related to the
 Avid Sports acquisition.................    944   24,554    --       --          --           --        24,554
Warrants exercised.......................     45      270    --       --          --           --           270
Tax benefit from common stock option
 exercise................................     --    5,146    --       --          --           --         5,146
Net income...............................     --       --    --       --       7,587           --         7,587
Foreign currency translation adjustment..     --       --    --       --          --       (2,644)       (2,644)
                                          ------ --------  ----  -------    --------     --------      --------
Balances as of June 30, 2000............. 51,293 $257,496    --  $    --    $  7,198     $ (5,074)     $259,620
Issuance of common stock related to......
stock option and stock purchase plans....  1,020    6,820    --       --          --           --         6,820
Issuance of common stock related to the
 Avid Sports acquisition.................  1,442   11,481    --       --          --           --        11,481
Issuance of common stock related to the
 Montage acquisition.....................  1,916   16,524    --       --          --           --        16,524
Stock repurchase.........................     --       --  (793)  (6,508)         --           --        (6,508)
Net income...............................     --       --    --       --     (60,548)          --       (60,548)
Foreign currency translation adjustment..     --       --    --       --          --       (7,027)       (7,027)
                                          ------ --------  ----  -------    --------     --------      --------
Balances as of June 30, 2001............. 55,671 $292,321  (793) $(6,508)   $(53,350)    $(12,101)     $220,362
                                          ====== ========  ====  =======    ========     ========      ========


         See accompanying notes to consolidated financial statements.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years ended June 30,
                                                                              -----------------------------
                                                                                2001      2000      1999
                                                                              --------  --------  ---------
                                                                                      (In thousands)
Cash flows from operating activities:
 Net income (loss)........................................................... $(60,548) $  7,587  $  18,436
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Acquisition settlement................................................   11,481        --         --
       Impairment of equity investments......................................    1,658        --         --
       In-process research and development...................................       --     3,500      6,579
       Depreciation and amortization.........................................   36,713    22,616      4,773
       Provision for doubtful accounts.......................................    2,060     1,335        906
       Deferred taxes........................................................    6,868    (3,408)   (10,070)
       Tax benefit from exercise of common stock options.....................       --     5,146      6,992
       Changes in operating assets and liabilities, net of effects of acquisitions:.......................................................
          Accounts receivable................................................      420   (17,360)   (18,677)
          Inventories........................................................   (8,202)   (8,012)    (8,281)
          Accounts payable...................................................   (8,380)   (2,073)       900
          Accrued expenses...................................................    1,390    (4,428)    (1,431)
          Accrued income taxes...............................................   (1,182)     (127)     1,313
          Deferred revenue...................................................   (1,517)    1,307         --
          Other..............................................................   (2,775)   (1,453)    (1,655)
                                                                              --------  --------  ---------
              Net cash provided by (used in) operating activities............  (22,014)    4,630       (215)
                                                                              --------  --------  ---------
Cash flows from investing activities:
 Net cash received (paid) on acquisitions....................................   (7,477)  (12,325)       433
 Purchases of property and equipment.........................................   (4,601)   (8,642)    (7,681)
 Purchases of marketable securities..........................................  (19,353)  (83,041)  (128,831)
 Proceeds from maturity of marketable securities.............................   34,392    99,653    132,335
 Proceeds from sale of marketable securities.................................    8,673        --         --
 Payments for equity investments.............................................     (300)   (1,200)        --
                                                                              --------  --------  ---------
              Net cash provided by (used in) investing activities............   11,334    (5,555)    (3,744)
                                                                              --------  --------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock......................................    6,820    13,501      8,831
 Purchase of treasury stock..................................................   (6,508)       --         --
 Repayment of long-term obligations..........................................       --      (162)    (2,319)
                                                                              --------  --------  ---------
              Net cash provided by financing activities......................      312    13,339      6,512
                                                                              --------  --------  ---------
Effects of exchange rate changes on cash.....................................     (314)   (2,635)    (1,377)
                                                                              --------  --------  ---------
Net increase (decrease) in cash and cash equivalents.........................  (10,682)    9,779      1,176
Cash and cash equivalents at beginning of year...............................   58,433    48,654     47,478
                                                                              --------  --------  ---------
Cash and cash equivalents at end of year..................................... $ 47,751  $ 58,433  $  48,654
                                                                              ========  ========  =========
Supplemental disclosures of cash paid during the year for:
 Interest.................................................................... $      9  $     19  $       5
                                                                              ========  ========  =========
 Income taxes................................................................ $  3,006  $    561  $   1,062
                                                                              ========  ========  =========
Non-cash transactions:
 Common stock issued and options and warrants assumed in the acquisition of certain net assets..................................................... $ 28,005  $ 69,771  $  19,923
                                                                              ========  ========  =========

         See accompanying notes to consolidated financial statements.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of the Company and Significant Accounting Policies

   Organization and Operations. Pinnacle Systems Inc. (the "Company") is a supplier of video authoring, storage, distribution and Internet streaming solutions for broadcasters, business and professional users, and consumers. The Company's products are used to create, store, and distribute video content from television programs, TV commercials, pay-per-view, sports videos, and corporate films to home movies. Pinnacle's products are also used to stream video over the Internet.

   The Company's products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air, and Internet streaming applications. For the professional market, the Company provides computer based video editing and media creation products and products used to create video content and solutions used to stream live and recorded video over the Internet. To address the consumer market, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company's consumer products enable content to be created that is suitable for the Internet.

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

   Reclassifications. Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001.

   Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Translation of Foreign Currencies. The Company considers the functional currency of its foreign subsidiaries to be the local currency. These functional currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations.

   Revenue Recognition. Revenue from product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. Installation and training revenue is deferred and recognized as these services are performed. Certain products include technical support and maintenance services for a specified time period of up to one year. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements. When telephone support is provided at no additional charge during the product's initial warranty period, and no other product enhancements or upgrades are provided, the revenue allocated to the telephone support is recognized at the time of product shipment, and the costs of providing the support are accrued.

   The Company's transactions frequently involve the sales of systems and services under multiple element arrangements. Revenue under multiple element arrangements is allocated to all elements based upon the fair value of those elements. The amounts allocated to training and installation are based upon objective evidence of fair value and are recognized as the services are delivered. The amounts allocated to technical support and maintenance are based upon the price charged when maintenance is sold separately, typically as an optional maintenance period renewal, and are recognized ratably over the maintenance period. For systems with complex installation processes that are performed only by the Company, product revenue recognition is deferred until completion of the installation.

   The Company recognizes revenue from sales of software in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. Under SOP 97-2, revenue is recognized when

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Revenue from sales of software was not material during all periods presented.

   Included in accounts receivable allowances are sales allowances provided for expected returns and credits and an allowance for doubtful accounts. The Company estimates these allowances based on analysis and historical experience. Actual returns and losses from uncollectible accounts have not differed materially from management's estimates. The allowance for doubtful accounts was $3.8 million and $2.5 million as of June 30, 2001 and 2000, respectively. The allowance for sales returns was $3.7 million and $3.3 million as of June 30, 2001 and 2000, respectively. Bad debt expense for the year ended June 30, 2001, 2000 and 1999 was $2.1 million, $1.3 million, and $0.9 million, respectively.

   During the fourth quarter of 2001, the Company adopted SEC Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 effective as of the beginning of fiscal year ended June 30, 2001. Prior to the adoption of SAB 101, the Company recognized revenue related to the hardware component upon shipment for all systems sales. Upon adoption, the company began deferring revenue recognition for hardware sales on systems with complex installation processes that are performed only by the Company. As a result of the adoption of SAB 101, the Company reported a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. APB 20 requires that the change be made as of the beginning of the year, July 1, 2000, and that financial information for pre-change interim periods, in this case the first three quarters of fiscal 2001, be restated by applying SAB 101 to those periods. The Company implemented SAB 101 during the fourth quarter of fiscal 2001, retroactive to the beginning of fiscal 2001. The cumulative effect of the change in accounting principle for fiscal 2001 resulted in an increase in net loss of $4.1 million, and a decrease in earnings per share of $0.08, during the first three quarters of fiscal 2001. The cumulative effect of the change in accounting principle on all prior years resulted in a $0.4 million increase in net loss for the year ended June 30, 2001, and is reflected as the cumulative effect of change in accounting principle. Revenue for the year ended June 30, 2000 includes $0.9 million that was included in the cumulative effect adjustment.

   Also during the fourth quarter of 2001, the Company adopted EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires that shipping and handling costs associated with amounts billed to customers be included in revenues and cost of revenues and not offset against each other. The shipping and handling costs were not material in all periods presented.

   Financial Instruments. The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are high-grade commercial papers with a remaining term to maturity of less than three months. The Company maintains its cash balances in various currencies but primarily in U.S. Dollars, Euro, British Pounds, and the Japanese Yen. Marketable securities are instruments that mature within three to eighteen months and consist principally of U.S. Treasury bills, government agency notes and high-grade commercial paper. These investments are typically short-term in nature and therefore bear minimal interest rate risk.

   All investments are classified as held-to-maturity and are carried at amortized cost as the Company has both the positive intent and the ability to hold to maturity. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Due to the relatively short term until maturity, the fair value of marketable securities was substantially equal to their carrying value as of June 30, 2000. The Company sold held-to-maturity securities prior to their maturity during fiscal year ended June 30, 2001. See Note 2--Financial Instruments.

   Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Raw materials inventory represents purchased materials, components and assemblies, including fully assembled circuit boards purchased from outside vendors.

   As a result of restructuring and decline in forecasted revenue, the Company recorded an additional excess inventory charge of $10.2 million classified as cost of sales during the fiscal year ended June 30, 2001. The Company restructured its business to prioritize its initiatives around high-growth areas of its business, focus on profit contribution, reduce expenses, and improve efficiency due to macro-economic and capital spending issues affecting the industry. This restructuring program includes a worldwide workforce reduction, and restructuring of certain business functions.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   Property and Equipment. Purchased property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.

   Acquisition-related Intangible Assets. Acquisition-related intangible assets result from the Company's acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives ranging from three to nine years.

   Impairment of Long-Lived Assets. The Company evaluates long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not have any long-lived assets it considers to be impaired. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances indicate that the carrying amount of those assets may not be recoverable.

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

   Net Income (Loss) Per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares from the assumed exercise of warrants and options outstanding during the period, if any, using the treasury stock method.

   The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

                                                                  Years ended June 30,
                                                                -------------------------
                                                                  2001      2000   1999
                                                                --------  ------- -------
Numerator: Net income (loss)................................... $(60,548) $ 7,587 $18,436
                                                                ========  ======= =======
Denominator:
   Basic:
       Weighted-average shares outstanding.....................   51,729   48,311  42,780
   Diluted:
       Employee stock options and restricted stock.............       --    7,131   4,186
                                                                --------  ------- -------
          Denominator for diluted net income (loss) per
            share..............................................   51,729   55,442  46,966
                                                                ========  ======= =======
Basic net income (loss) per share.............................. $  (1.17) $  0.16 $  0.43
                                                                ========  ======= =======
Diluted net income (loss) per share............................ $  (1.17) $  0.14 $  0.39
                                                                ========  ======= =======

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the Company's common stock or the Company had net losses, and therefore, these securities were anti-dilutive. A summary of the excluded potentially dilutive securities and the range of related exercise prices follow:

                                              Years ended June 30,
                                            ------------------------
                                              2001     2000    1999
                                            --------- ------- ------
           Potentially dilutive securities:
              Stock options................ 9,125,600 113,534 22,000

   The excluded stock options have per share exercise prices ranging from $6.05 to $33.79, $22.48 to $33.79, $16.81 to $17.22, for the years ended June 30,
2001, 2000, and 1999, respectively.

   Comprehensive Income (Loss). The Company's comprehensive income (loss) includes net income (loss) and foreign currency translation adjustments.

   Stock-Based Compensation. The Company accounts for its employee stock-based compensation plans using the intrinsic value method.

   Advertising. Advertising costs are expensed as incurred. Advertising expenses are included in sales and marketing expense and amounted to approximately $5.7 million, $10.1 million, and $7.8 million in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

   Concentration of Credit Risk. The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and original equipment manufacturers ("OEMs"). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to any one business group or geographic area. No single customer accounted for more than 10% of the Company's total revenues or receivables in fiscal 2001 and fiscal 2000. In the fiscal year ended June 30, 1999, one customer accounted for more than 10% of revenues. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company's investment policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

  Recent Accounting Pronouncements.

   In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The Company adopted Issue No. 00-14 in the fourth quarter of fiscal 2001. The adoption of Issue No. 00-14 did not have a material effect on the Company's financial position or results of operations.

   In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Issue No. 00-25 is required to be implemented no later than the first quarter of fiscal 2002. The Company does not expect the adoption of Issue No. 00-25 to have a material impact on its financial statements.

   In late July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001, as defined by Accounting Principles Board Opinion No. 16 "Business Combinations."

   SFAS No. 142 requires that goodwill not be amortized but be tested for impairment at the "reporting unit level" ("Reporting Unit") at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an "operating segment," as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." Identifiable intangible assets with an indefinite life, as defined in SFAS No. 142, will not be amortized until their life is determined to be finite. All other identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

   For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective beginning on July 1, 2002, the date the Company is required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the "amortization and nonamortization" provisions of SFAS No. 142.

   The Company is currently evaluating the impact the adoption of these pronouncements may have on its financial position and results of operations; however, due to these pronouncements being issued in late July 2001 and due to the Company's expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations.

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

Note 2 Financial Instruments

   Marketable Securities. The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At June 30, 2001, there were no investments in marketable securities. The Company sold held-to-maturity securities prior to their maturity during the fiscal year ended June 30, 2001 in order to consolidate investment accounts. The amortized cost of these securities was $8.7 million and the realized gains and losses from the sale of these securities were $0.004 million and $0.022 million, respectively. At June 30, 2000, investments were placed with a variety of different financial institutions or other issuers and no individual security or obligation from a direct issuer exceeded ten percent of total investments. The fair values of investments are based on quoted market prices at the reporting date. At June 30, cash, cash equivalents and short-term and long-term investments consisted of the following:

                                             Gross      Gross
                                 Amortized Unrealized Unrealized  Fair
                                   Cost      Gains      Losses    Value
                                 --------- ---------- ---------- -------
                                              (In thousands)
       2001
       Cash and cash equivalents
          Cash..................  $47,751     $--        $ --    $47,751
                                  -------     ---        ----    -------
                                  $47,751     $--        $ --    $47,751
                                  =======     ===        ====    =======

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                                               Gross      Gross
                                   Amortized Unrealized Unrealized  Fair
                                     Cost      Gains      Losses    Value
                                   -------   ---        ----       -------
                                                (In thousands)
      2000
      Cash and cash equivalents
         Cash.....................  $50,077     $--        $ --    $50,077
         Commercial paper.........    8,356       2         (30)     8,328
                                    -------     ---        ----    -------
                                    $58,433     $ 2        $(30)   $58,405
                                    =======     ===        ====    =======
      Short-term investments
         Governmental agencies....  $ 5,024     $--        $ --    $ 5,024
         Commercial paper.........   14,342      --         (27)    14,315
                                    -------     ---        ----    -------
      Total short-term investments  $19,366     $--        $(27)   $19,339
                                    =======     ===        ====    =======
      Long-term investments
         Governmental agencies....    4,346      20          --      4,366
                                    -------     ---        ----    -------
      Total long-term investments.  $ 4,346     $20        $ --    $ 4,366
                                    =======     ===        ====    =======

Note 3 Balance Sheet Components

                                                          June 30,
                                                     ------------------
                                                       2001      2000
                                                     --------  --------
                                                       (In thousands)
       Inventories, net:
          Raw materials............................. $ 16,642  $ 14,342
          Work in process...........................   14,290    11,772
          Finished goods............................   12,217    10,710
                                                     --------  --------
                                                     $ 43,149  $ 36,824
                                                     ========  ========
       Property and Equipment:
          Computers and equipment................... $ 13,812  $ 12,142
          Leasehold improvements....................    6,379     5,153
          Office furniture and fixtures.............    4,350     4,683
          Internal use software.....................    4,281     3,968
          Construction in progress..................       --       249
                                                     --------  --------
                                                       28,822    26,195
          Accumulated depreciation and amortization.  (14,306)  (10,052)
                                                     --------  --------
                                                     $ 14,516  $ 16,143
                                                     ========  ========
       Goodwill and other tangibles:
          Goodwill.................................. $ 89,559  $ 74,263
          Core technology...........................   34,691    31,589
          Other identifiable intangibles............   25,811    25,396
                                                     --------  --------
                                                      150,061   131,248
          Accumulated amortization..................  (52,181)  (21,438)
                                                     --------  --------
                                                     $ 97,880  $109,810
                                                     ========  ========
       Accrued expenses:
          Payroll and commission related............ $  4,617  $  4,497
          Income taxes payable......................      813     2,845
          Accrued acquisition costs.................      442     3,325
          Warranty accrual..........................    2,782     1,364
          Other.....................................   13,344    14,237
                                                     --------  --------
                                                     $ 21,998  $ 26,268
                                                     ========  ========

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

Note 4 Acquisitions

  (a) Minerva Networks, Inc.--DVD authoring technology

   On December 29, 2000, the Company acquired DVD authoring technology from Minerva Networks, Inc., or Minerva, a provider of professional and consumer video networking solutions that enable the convergence of television and the Internet. The technology acquired from Minerva includes the Impression family of DVD application software, DVD formatting software and associated intellectual property. The Company paid $2.3 million in cash in December 2000, and an additional $0.4 million in March 2001, pursuant to a purchase agreement amendment in January 2001. The amendment was entered into as a result of both parties agreeing that an error had been make in the original calculation of the value of the acquired technology. Pinnacle also incurred approximately $0.1 million in transaction costs. The technology is being amortized using the straight-line method over a three-year period.

  (b) Other Acquisitions

   During fiscal year ended June 30, 2001, the Company acquired three companies, which were not material individually or in the aggregate. The Company paid a total of $1.2 million in cash for these acquisitions. Pinnacle also incurred approximately $0.2 million in transaction costs. The acquisitions were accounted for under the purchase method of accounting. The Company allocated $0.5 million to goodwill and allocated $0.9 million to identifiable intangibles. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of the acquired companies' operations have been included in the consolidated financial statements since their respective acquisition dates.

  (c) Avid Sports, Inc.

   On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a provider of sports editing and online sports media management solutions. In connection with the acquisition, Pinnacle issued 944,213 shares of its common stock valued at $22.7 million and assumed 138,158 options valued at $1.9 million. Pinnacle also incurred approximately $0.4 million in transaction costs.

   The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, the Company recorded $5.8 million in tangible assets, $13.4 million in identifiable intangibles including core/developed technology, customer base and other intangibles, assumed $15.5 million in liabilities, including $5.4 million in deferred taxes, and allocated $21.2 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Avid Sports, Inc. have been included in the consolidated financial statements of the Company since June 30, 2000.

   On September 30, 2000, the Company agreed to compensate certain former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of the Company's common stock immediately after the acquisition. If the closing price of Pinnacle's common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of the Company's common stock while the former option holders were to be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined by an independent appraiser using the Black-Scholes method, recorded as an increase in common stock. Pinnacle's share price did not reach the target level and therefore, in June 2001, Pinnacle issued 1,441,660 additional shares of its common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

  (d) Propel Ahead, Inc.

   On June 30, 2000, the Company acquired all the outstanding common stock of Propel Ahead, Inc., or Propel. In connection with this acquisition, Pinnacle agreed to pay the former shareholder of Propel $3.2 million. Pinnacle also incurred approximately $0.1 million in transaction costs. The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, the Company recorded $0.1 million in tangible assets and $3.0 million in identifiable intangibles including core/developed technology assumed $1.3 million in liabilities including $1.2 million in deferred taxes, and allocated $1.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods respectively. The results of operations of Propel have been included in the consolidated financial statements of the Company since June 30, 2000.

  (e) The Montage Group, Ltd.

   In April 2000, the Company acquired all the outstanding common stock of The Montage Group, Ltd., a provider of networked non-linear editing solutions. In connection with this acquisition, Pinnacle issued 125,224 shares of its common stock valued at $3.7 million and incurred approximately $0.3 million in transaction costs. The terms of the acquisition also included an earnout provision, payable in shares of the Company's common stock, wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two-year period beginning April 2000.

   The acquisition was accounted for under the purchase method of accounting. In April 2000, the Company recorded $2.8 million in tangible assets, $0.4 million in in-process research and development, $1.6 million in identifiable intangibles including core/developed technology assumed $4.2 million in liabilities and allocated $3.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Montage have been included in the consolidated financial statements of the Company since April 2000.

   In April 2001, the Company elected, in accordance with the Montage Stock Acquisition Agreement, to buy out in their entirety the earnout payments otherwise payable to the former Montage shareholders for the twelve-month earnout periods ending in each of April 2001 and April 2002. In connection with this buyout, 2,315,218 shares of the Company's common stock were issuable to the former Montage shareholders. Pinnacle issued an aggregate of 1,915,855 shares of its common stock to the former Montage shareholders. The value of these shares was approximately $16.5 million, which the Company recorded as goodwill associated with the acquisition of Montage and which is being amortized using the straight-line method over a five-year period. The Company held back the remaining 399,363 buyout shares in accordance with its right to seek indemnification from the former Montage shareholders pursuant to the Montage Stock Acquisition Agreement. These shares will be issued into escrow to secure the Company's indemnification rights.

  (f) Digital Editing Services, Inc.

   On March 29, 2000 the Company acquired DES, a provider of real-time video analysis and database solutions, or DES. In connection with this acquisition, Pinnacle paid $0.3 million in cash and issued 287,752 shares of its common stock valued at $9.1 million and incurred $0.3 million in transaction costs. The terms of the acquisition included an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one-year period ending March 30, 2001. Operating profits from DES ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those associated revenues respectively. In October 2000, Pinnacle and the former DES shareholders amended the earnout provisions of the acquisition agreement to correspond with the combination of the DES and Avid Sports, Inc. businesses into one division in June 2000. The amendment provides that any earnout payable would be based upon the combined revenues, expenses and operating profit of DES and Avid Sports, Inc. Combined operating profits from DES and Avid Sports, Inc. ranging from between 10% to 20% of combined revenues would result in an additional payment of between 55% to 96% of those associated revenues respectively. No earnout payment would be made if operating profit did not exceed 10% of revenues during the earnout period. Any earnout would be paid in shares of the Company's common stock. The Company is currently engaged in arbitration with the former shareholders regarding the earnout payment, as provided for pursuant to the DES Agreement Plan of Merger.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   The DES acquisition was accounted for under the purchase method of accounting. As of March 30, 2000, the Company recorded $1.8 million in tangible assets, $0.5 million in in-process research and development, $8.2 million in identifiable intangibles including core/developed technology, assumed $4.6 million in liabilities, including $3.3 million in deferred taxes, and allocated $3.8 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of DES have been included in the consolidated financial statements of the Company since March 30, 2000.

  (g) Puffin Designs, Inc.

   On March 24, 2000, the Company acquired Puffin, a provider of content creation solutions. In connection with this acquisition, Pinnacle issued 360,352 shares of its common stock valued at $11.2 million. In addition, Pinnacle assumed outstanding stock options covering 51,884 shares of stock valued at $0.3 million. Pinnacle also incurred approximately $0.3 million in transaction costs.

   The acquisition has been accounted for under the purchase method of accounting. As of March 24, 2000, the Company recorded $0.5 million in tangible assets, $0.6 million in-process research and development, $1.2 million in identifiable intangibles including core/developed technology, assumed $1.7 million in liabilities and allocated $11.2 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Puffin have been included in the consolidated financial statements of the Company since March 24, 2000.

  (h) Video Communications Division of Hewlett-Packard

   On August 2, 1999, the Company acquired substantially all of the assets of the Video Communications Division ("Video Communications Division") of HP, including key technologies and intellectual property, the MediaStream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 1,546,344 shares of its common stock valued at $20.6 million. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling $10.1 million.

   The acquisition of HP's Video Communications Division was accounted for under the purchase method of accounting. As of June 30, 2000, the Company recorded $7.3 million in tangible assets, $2.0 million in in-process research and development, $19.1 million in other identifiable intangibles including core/developed technology, customer base, trademarks, favorable contracts and assembled workforce, assumed $10.1 million in liabilities and allocated $15.4 million to goodwill. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from nine months to five years. The results of operations of HP's Video Communications Division have been included in the consolidated financial statements of the Company since August 2, 1999.

  (i) Pro-forma results of operations related to the acquisitions that occurred in fiscal 2001 have not been presented, as they would not be materially different from the consolidated financial statements.

   The following unaudited pro forma results of operations for fiscal 2000 and 1999 are as if the acquisitions of Montage, DES, Avid Sports Inc., Puffin, and Propel occurred at the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma information excludes charges for acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2000 or 1999 or of future operating results. Separate, historical statements of operations of Video Communications Division were never prepared by HP due to the de minimus nature of the Video Communications Division business in proportion to HP as a whole. Therefore, such pro-forma condensed statements of operations have not been included in this pro-forma information.

                                                  Year ended June 30,
                                                 ---------------------
                                                   2000         1999
                                                 --------     --------
                                               (In thousands, except per
                                                 share data, unaudited)
        Net sales..............................  $258,463     $187,620
                                                 ========     ========
        Net loss...............................  $ (7,287)    $ (5,404)
                                                 ========     ========
        Basic net loss per share...............  $  (0.15)    $  (0.12)
                                                 ========     ========
        Diluted net loss per share.............  $  (0.13)    $  (0.11)
                                                 ========     ========

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

  (j) In-Process Research and Development

   The amounts allocated to identifiable intangible assets and acquired in-process research and development were based on results of an independent appraisals using established valuation techniques. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. The in-process technology evaluation gives explicit consideration to the value created by the research and development efforts of the acquired business prior to the acquisition and to be created by Pinnacle after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data, and (iii) complexity-based data. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technological feasibility was achieved when a product is at beta stage. The values assigned to purchased in-process research and development were determined by estimating the cost to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. The estimated net cash flows from each project were determined using a discounted cash flow model similar to the income approach, focusing on the income-producing capabilities of the in-process technologies. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products classified within the classification segments. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates (iii) anticipated product development and introduction schedules (iv) product sales cycles, and (v) the estimated life of a product's underlying technology. From the revenue estimates, operating expenses estimates, including costs of sales, general and administrative, selling and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. Revenue growth rates were estimated by management for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Operating expense estimates reflect Pinnacle's historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. A discount and attribution rate of 35% was used in the Video Communications Division valuation and a 30% rate was used on the valuations of Puffin, DES and Montage.

Note 5 Commitments and Contingencies

  Lease Obligations

   As of June 30, 2001, the Company leased facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

                         Years Ending June 30,
                         2002................. $ 4,030
                         2003.................   3,733
                         2004.................   2,930
                         2005.................   1,401
                         2006.................   1,026
                         Thereafter...........   1,336
                                               -------
                                Total......... $14,456
                                               =======

   Rent expense for the years ended June 30, 2001, 2000 and 1999, was $3.1 million, $2.3 million and $1.8 million, respectively.

  Legal Actions

   On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning the Company's business prospects during

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
an alleged class period of April 18, 2000 through July 10, 2000. The complaint does not specify damages. The Company is defending the case vigorously, and recently moved to dismiss the complaint. In a written order dated May 7, 2001, the court dismissed the complaint and allowed the plaintiffs to file an amended complaint. The plaintiffs filed a second consolidated amended complaint on June 22, 2001. The Company's motion to dismiss this complaint is scheduled to be heard on November 2, 2001.

   On August 29, 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc., wholly owned subsidiaries, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the "AT Claim"). The AT Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated ("AT") and Montage (the "AT Agreement"). The AT Claim also alleges that DES intentionally interfered with AT's claimed rights with respect to the purported AT Agreement and was unjustly enriched as a result. Finally, the AT Claim requests that the court impose a constructive trust on at least 50% of the proceeds of the purported AT Agreement and render a declaratory judgment in favor of AT. The Company has engaged counsel to defend the AT Claim. Pinnacle is vigorously defending AT's claim.

   The Company is engaged in certain other legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's financial position or results of operations, although there can be no assurance as to the outcome of such litigation.

Note 6 Employee Benefit Plans

   Stock Option Plans. The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the grant of both incentive and non-statutory stock options to employees, directors and consultants of the Company. Pursuant to the terms of the 1987 Plan, after April 1997 no further shares are available for future grants.

   In September 1994, the shareholders approved the 1994 Directors' Option Plan (the "Director Plan"), reserving 400,000 shares of common stock for issuance. The Plan provides for the granting of non-statutory stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board, each non-employee director automatically receives an option to purchase 20,000 shares of the Company's common stock vesting over four years. Following each annual shareholders' meeting, each non-employee director receives an option to purchase 5,000 shares of the Company's common stock vesting over a twelve-month period. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a ten-year term. There were 165,000 and 190,000 shares available for grant under the Director Plan at June 30, 2001 and 2000, respectively.

   In October 1996, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for grants of both incentive and non-statutory common stock options to employees, directors and consultants to purchase common stock at a price equal to the fair market value of such shares on the grant dates. Options granted pursuant to the 1996 Plan are generally granted for a ten-year term and generally vest over a four-year period. The shareholders approved an increase in the number of shares available for grant by 800,000 shares at the 2000 annual meeting of shareholders. At June 30, 2001 and 2000, respectively, there were 663,295 and 287,692 shares available for grant under the 1996 Plan.

   In November 1996, the Board of Directors approved the 1996 Supplemental Stock Option Plan (the "1996 Supplemental Plan"). The 1996 Supplemental Plan provides for grants of non-statutory common stock options to employees and consultants other than officers and directors at a price determined by the Board of Directors. Options granted pursuant to the 1996 Supplemental Plan are generally granted for a ten-year term and generally vest over a four-year period. In July 2000, the Board of Directors increased the number of shares available for grant by 2,200,000. At June 30, 2001 and 2000, respectively, there were 1,068,791 and 168,692 shares available for grant under the 1996 Supplemental Plan.

   In addition to the above-mentioned plans, an officer of the Company holds 345,172 options at an exercise price of $0.56, all of which are outside of the plans and were exercisable as of June 30, 2001.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   Stock option activity under these employee and director option plans was as follows:

                                      Available   Options   Weighted Average
                                      For Grant Outstanding  Exercise Price
                                      --------- ----------- ----------------
                                              (shares in thousands)
   Balance at June 30, 1998..........   1,372      8,388         $ 4.22
   Additional shares reserved........   3,200         --             --
   Exercised.........................      --     (1,906)        $ 3.62
   Granted...........................  (3,896)     3,896         $ 7.49
   Assumed in Truevision acquisition.      --        280         $ 5.99
   Canceled..........................     568       (652)        $ 5.64
                                       ------     ------         ------
   Balance at June 30, 1999..........   1,244     10,006         $ 5.57
   Additional shares reserved........   5,000         --             --
   Exercised.........................      --     (2,117)        $ 4.87
   Granted...........................  (6,214)     6,214         $15.10
   Assumed in Puffin acquisition.....      --         52         $24.65
   Assumed in Avid Sports acquisition      --        138         $ 5.82
   Canceled..........................     617       (634)          7.55
                                       ------     ------         ------
   Balance at June 30, 2000..........     647     13,659         $10.00
   Additional shares reserved........   3,000         --             --
   Exercised.........................      --       (586)        $ 4.97
   Granted...........................  (3,145)     3,145           8.03
   Canceled..........................   1,395     (1,457)        $12.73
                                       ------     ------         ------
   Balance at June 30, 2001..........   1,897     14,761           9.50
                                       ======     ======         ======

   The following table summarizes stock options outstanding and exercisable at June 30, 2001.

                                   Outstanding                            Exercisable
                  ---------------------------------------------- -----------------------------
                                 Weighted Average    Weighted                      Weighted
Exercise              Shares        Remaining         Aveage         Shares        Average
Price Range       (In thousands)  Life in years   Exercise Price (In thousands) Exercise Price
-----------       -------------- ---------------- -------------- -------------- --------------
$ 0.25 to  5.16..      3,331           5.40           $ 3.81         2,762          $ 3.69
$ 5.19 to  8.16..      3,063           7.80           $ 6.45         1,615          $ 6.80
$ 8.44 to 12.63..      2,972           8.73           $ 9.09           600          $ 9.09
$13.00 to 13.00..      3,159           8.10           $13.00         1,485          $13.00
$13.19 to 33.79..      2,236           8.58           $17.77           888          $17.69
                      ------                                         -----
       Total.....     14,761           7.63           $ 9.50         7,350          $ 8.39
                      ======                                         =====

   The weighted average fair value of options granted for the fiscal years ended June 30, 2001, 2000 and 1999 was $4.83, $8.35, and $3.32 respectively.
Assumptions used in determining the fair value of stock options granted using the Black-Scholes option-pricing model were as follows: for fiscal 2001, volatility of 87.2%, no expected dividends, an average risk-free interest rate of 5.29% and an average expected option term of 3.4 years; for fiscal 2000, volatility of 75.2%, no expected dividends, an average risk-free interest rate of 6.15% and an average expected option term of 3.4 years; and for fiscal 1999, volatility of 57.0%, no expected dividends, an average risk-free interest rate of 4.93% and an average expected option term of 3.4 years.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   Had compensation expense for the Company's stock based compensation plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been as follows (in thousands except per share data):

                                            Years ended June 30,
                                         ---------------------------
                                           2001      2000     1999
                                         --------  --------  -------
            Net income (loss):
               As reported.............. $(60,548) $  7,587  $18,436
               Pro forma................ $(78,451) $(11,332) $10,922
            Net income (loss) per share:
               Basic--As reported....... $  (1.17) $   0.16  $  0.43
                     Pro forma.......... $  (1.52) $  (0.23) $  0.26
               Diluted--As reported..... $  (1.17) $   0.14  $  0.39
                      Pro forma......... $  (1.52) $  (0.23) $  0.24

   Stock Purchase Plan. The Company has a 1994 Employee Stock Purchase Plan (the "Purchase Plan") under which all eligible employees may acquire common stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. In October 1999, the shareholders increased the number of shares authorized to be issued under the Purchase Plan to 4,566,000 shares, of which 2,450,000 were available for issuance at June 30, 2001. Annual increases to the Purchase Plan are calculated at the lesser of 1,200,000 shares or 2% of the Company's outstanding shares of common stock. Employees purchased 434,000, 341,000, and 448,000 shares in the years ended June 30, 2001, 2000 and 1999, respectively.

   The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases in each of the following fiscal years ended June 30:

                                             2001 2000  1999
                                            ----- ----  ----
                   Risk-free interest rate. 5.14% 5.97%  4.8%
                   Expected life (in years)  0.5   0.5   0.5
                   Expected volatility..... 87.2% 75.2% 57.0%

   Retirement Plan. The Company has a defined contribution 401(k) plan covering substantially all of its domestic employees. Participants may elect to contribute up to 15% of their eligible earnings to this plan up to the statutory maximum amount. The Company can make discretionary contributions to the plan determined solely by the Board of Directors. The Company has not made any contributions to the plan to date.

Note 7 Shareholders' Equity

   Stock Repurchase Plan. In July 2000, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company's common stock. As of June 30, 2001, the Company had repurchased a total of 0.8 million shares of its common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase.

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

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

Note 8 Income Taxes

   A summary of the components of income tax expense follow:

                                                              Years ended June 30,
                                                            ------------------------
                                                             2001   2000      1999
                                                            ------ -------  --------
                                                                 (in thousands)
Current:
   Federal................................................. $   -- $(2,683) $  2,260
   State...................................................     90     365         2
   Foreign.................................................  1,034   2,328     1,482
                                                            ------ -------  --------
       Total current.......................................  1,124      10     3,744
Deferred:
   U.S. Federal............................................  3,651  (1,248)   (8,427)
   State...................................................  2,841  (2,129)   (2,031)
   Foreign.................................................     --      --       388
                                                            ------ -------  --------
       Total deferred......................................  6,492  (3,377)  (10,070)
Charge in lieu of taxes attributed to employee stock option
  plans....................................................     --   5,146     6,992
                                                            ------ -------  --------
       Total tax expense................................... $7,616 $ 1,779  $    666
                                                            ====== =======  ========

   Total income tax expense differs from expected income tax expense computed by applying the U.S. federal corporate income tax rate of 35% for the years ended June 30, 2001, 2000, and 1999 to profit (loss) before taxes as follows:

                                                          Years ended June 30,
                                                       --------------------------
                                                         2001     2000     1999
                                                       --------  -------  -------
                                                             (in thousands)
Income tax expense (benefit) at federal statutory rate $(18,402) $ 3,278  $ 6,685
State income taxes, net of federal income tax benefits    1,905      332      505
In-process research and development...................       --      525       --
Non deductible goodwill and intangible amortization...    2,964      340       --
Non-deductible merger and acquisition costs...........    4,553       --       --
Foreign tax rate differentials........................   (1,456)     391      288
Research tax credit...................................       --     (155)    (333)
Change in beginning of the year valuation allowance...   18,259   (3,100)  (6,400)
Other, net............................................     (207)     168      (79)
                                                       --------  -------  -------
                                                       $  7,616  $ 1,779  $   666
                                                       ========  =======  =======

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of June 30, 2001, and 2000 are as follows:

                                                                     June 30,
                                                                ------------------
                                                                  2001      2000
                                                                --------  --------
                                                                  (in thousands)
Deferred tax assets:
   Accrued expense and allowances.............................. $  9,983  $  7,165
   Acquired intangibles........................................   11,973     7,554
   Net operating loss carry forwards...........................   11,025     5,244
   Tax credit carry forwards...................................    5,636     6,116
   Property and equipment......................................      861       243
   Other.......................................................      103       127
                                                                --------  --------
       Total gross deferred tax assets.........................   39,581    26,449
       Less: valuation allowance...............................  (32,478)   (9,346)
                                                                --------  --------
       Net deferred tax assets.................................    7,103    17,103
                                                                --------  --------
Deferred tax liabilities:
   Acquired intangibles........................................   (6,456)   (9,899)
   Accumulated domestic international sales corporation income.     (259)     (324)
   Unrealized foreign exchange gain............................     (388)     (388)
                                                                --------  --------
       Total gross deferred tax liabilities....................   (7,103)  (10,611)
                                                                --------  --------
       Net deferred tax assets................................. $     --  $  6,492
                                                                ========  ========

   The Company is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized from the results of operations. Accordingly, a valuation allowance was provided for the net deferred tax assets. During the fiscal year ended June 30, 2001, the Company increased the valuation allowance by $23.1 million. $6.6 million of the valuation allowance relating to tax benefits arising from the exercise of stock options will be credited to stockholders' equity when recognized in the form of a reduction of the valuation allowance. During the fiscal year ended June 30, 2000, the Company increased the valuation allowance by a net $3.1 million of which $6.2 million was a debit relating to the tax benefit arising from the exercise of stock options and $3.1 million was credit attributable to change of beginning of the year valuation allowance. During the fiscal year ended June 30, 1999, the valuation allowance decreased by $8.2 million of which approximately $6.9 million was credited to additional paid-in capital for tax benefits related to disqualifying dispositions of stock options.

   As of June 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $43.8 million and $19.7 million respectively. The Company's federal net operating loss carryforwards expire in the years 2013 through 2021, if not utilized. The Company's state net operating loss expires in the years 2003 through 2011, if not utilized. In addition, the Company had federal research and experimentation credit carryforwards of $3.1 million, which expire in the years 2002 through 2021, and state research and experimentation credit carryforwards of $1.9 million, which have no expiration provision.

   Federal and state tax impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" as defined in Internal Revenue Code Section 382. If the Company has such an ownership change, the Company's ability to utilize the above mentioned carryforwards could be significantly reduced.

Note 9 Segment Information

   Prior to July 1, 2000, the Company's organizational structure was based on three strategic business groups that sold various products into the Company's principle markets. These business groups equated to three reportable segments:
Broadcast, Desktop, and Consumer. Beginning on July 1, 2000, the Company reorganized and implemented a plan to divide the operations of the Company into three distinct divisions: Broadcast Solutions, Professional Media and Personal Web Video. The reorganization was performed to provide a structure that would meet the growing demands of the Company and to provide divisional managers the ability to focus and manage their own operations and resources. Prior to this, resources for sales, marketing, operations and logistics were managed independently outside of the business groups. The reorganization also provided the Company an opportunity to re-evaluate its product offerings and better align them within its distribution channels.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   The Company's chief operating decision maker evaluates the performance of these divisions based on revenues, gross profit, and operating income before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges. Nonrecurring charges include in-process research and development, acquisition settlement, legal settlement, other special items, and amortization of goodwill and other intangibles related to the Company's acquisitions. Operating results also include allocations of certain corporate expenses.

   The following is a summary of the Company's operations by operating segment for the years ended June 30, 2001, 2000, and 1999 based on the Company's organizational structure since July 1, 2000. Only revenue and gross profit information are provided on a comparative basis. Due to the reorganization of the Company and the addition and realignment of operational departments and personnel, restatement of prior years' operating segment results is impracticable.

                                                         2001      2000     1999
                                                       --------  -------- --------
                                                             (In thousands)
Broadcast Solutions:
   Revenues........................................... $ 88,925  $ 85,618 $ 26,917
   Gross profit.......................................   41,148    51,790   15,483
   Operating loss before amortization of goodwill and
     other intangibles................................  (10,228)
   Amortization of goodwill and other intangibles.....   23,340
   Operating loss after amortization of goodwill and
     other intangibles................................ $(33,568)
Professional Media:
   Revenues........................................... $ 51,751  $ 43,815 $ 36,283
   Gross profit.......................................   23,536    23,270   20,551
   Operating loss before amortization of goodwill and
     other intangibles................................   (1,926)
   Amortization of goodwill and other intangibles.....    5,449
   Operating loss after amortization of goodwill and
     other intangibles................................ $ (7,375)
Personal Web Video:
   Revenues........................................... $111,983  $108,534 $ 95,898
   Gross profit.......................................   43,426    49,334   49,042
   Operating income before amortization of goodwill
     and other intangibles............................    2,969
   Amortization of goodwill and other intangibles.....    1,954
   Operating loss after amortization of goodwill and
     other intangibles................................ $  1,015
Consolidated:
   Revenues........................................... $252,659  $237,967 $159,098
   Gross profit.......................................  108,110   124,394   85,076
   Operating loss before amortization of goodwill and
     other intangibles................................   (9,185)
   Amortization of goodwill and other intangibles.....   30,743
   Operating loss after amortization of goodwill and
     other intangibles................................ $(39,928)

   The following table reconciles combined operating loss to total consolidated operating loss for the year ended June 30:

                                                              2001
                                                         --------------
                                                         (In thousands)
         Combined operating loss for reportable segments    $(39,928)
         Unallocated amounts:
            Acquisition settlement......................     (12,880)
                                                            --------
            Consolidated operating loss.................    $(52,808)
                                                            ========

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   The following is a summary of the Company's operations by operating segment for the years ended June 30, 2000 and 1999 based on the Company's organizational structure prior to July 1, 2000, as previously reported:

                                               2000     1999
                                             -------- --------
                                               (In thousands)
                 Broadcast Solutions:
                    Revenues................ $ 85,618 $ 26,917
                    Gross profit............   51,790   15,483
                    Operating income (loss). $  3,424 $ (2,398)

                 Desktop:
                    Revenues................ $101,698 $ 89,798
                    Gross profit............   53,368   53,430
                    Operating income........ $  7,340 $ 20,352

                 Consumer:
                    Revenues................ $ 50,651 $ 42,383
                    Gross profit............   19,236   15,803
                    Operating income........ $    801 $  1,985

                 Combined:
                    Revenues................ $237,967 $159,098
                    Gross profit............  124,394   85,076
                    Operating income........ $ 11,565 $ 20,939

   The following table reconciles combined operating income to total consolidated operating income for the years ended June 30:

                                                         2000     1999
                                                        -------  -------
                                                         (In thousands)
      Combined operating income for reportable segments $11,565  $20,939
      Unallocated amounts:
         Legal settlement..............................  (2,102)      --
         In process research and development...........  (3,500)  (6,579)
                                                        -------  -------
      Consolidated operating income.................... $ 5,963  $14,360
                                                        =======  =======

   The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company's net sales. The following table presents a summary of revenue and long-lived assets by geographic region as of and for years ended June 30:

                                                       2001     2000     1999
                                                     -------- -------- --------
                                                           (In thousands)
Revenues
North America (US and Canada)....................... $107,762 $107,019 $ 62,393
United Kingdom, Ireland.............................   20,388   21,307   11,636
Germany.............................................   16,445   18,230   20,430
France..............................................   16,716   16,373   12,501
Spain, Italy, Benelux...............................   24,652   23,500   18,070
Japan, China, Hong Kong, Singapore, Korea, Australia   35,200   27,060   14,869
Other foreign countries.............................   31,496   24,478   19,199
                                                     -------- -------- --------
       Total........................................ $252,659 $237,967 $159,098
                                                     ======== ======== ========
Long-lived assets
North America (US and Canada)....................... $ 12,319 $ 13,851 $  9,055
Germany.............................................    1,414    1,598    1,361
Other foreign countries.............................      783      694      392
                                                     -------- -------- --------
                                                     $ 14,516 $ 16,143 $ 10,808
                                                     ======== ======== ========

   Foreign revenue is reported based on where the sale originates.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

   One customer accounted for approximately 3.9%, 5.9%, and 10.5% of the Company's net sales for the years ended June 30, 2001, 2000 and 1999 respectively. Sales to this customer are included in the Company's Personal Web Video business division. In addition, this one customer accounted for 3.7% and 9.3% of net accounts receivable at June 30, 2001 and 2000, respectively. No other customer accounted for greater than 10% of net sales or accounts receivable.

Note 10 Supplemental Cash Flow Information

   The following table reflects supplemental cash flow from investing activities related to acquisitions for the fiscal years ended June 30:

   Fair value of:                                   2001    2000      1999
   --------------                                  ------ --------  --------
                                                         (In thousands)
   Assets acquired and goodwill................... $7,477 $124,654  $ 25,735
   Liabilities assumed............................     --  (42,558)  (13,312)
   Common stock, stock options and warrants issued     --  (69,771)  (12,856)
                                                   ------ --------  --------
   Net cash (received) paid on acquisitions....... $7,477 $ 12,325  $   (433)
                                                   ====== ========  ========

Note 11 Quarterly Financial Data (Unaudited)

   Summarized quarterly financial information for fiscal 2001 and 2000 is as follows (in thousands except for per share data amounts):

                                         1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
-                                        ----------- ----------- ----------- -----------
Fiscal 2001:
Financial data prior to effect of change
  in accounting principle:
Net sales...............................  $ 62,775     $75,033     $71,419    $ 50,078
Gross profit............................    26,533      35,365      35,882      14,414
Operating loss..........................   (22,269)     (1,460)     (1,270)    (25,364)
Net loss................................  $(21,755)    $  (998)    $  (832)   $(32,504)
Net loss per share:
   -- basic.............................  $  (0.43)    $ (0.02)    $ (0.02)   $  (0.61)
   -- diluted...........................  $  (0.43)    $ (0.02)    $ (0.02)   $  (0.61)
Effect of change in accounting
  principle:
Net sales...............................  $   (260)    $(3,683)    $(2,703)   $     --
Gross profit............................      (116)     (2,135)     (1,833)         --
Operating loss..........................      (116)     (2,135)     (1,852)         --
Net loss................................  $   (116)    $(2,135)    $(1,852)   $     --
Net loss per share:
   -- basic.............................  $     --     $ (0.04)    $ (0.03)   $     --
   -- diluted...........................  $     --     $ (0.04)    $ (0.03)   $     --

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                                           1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                           ----------- ----------- ----------- -----------
Fiscal 2001:
Financial data after effect of change in
  accounting principle:
Net sales.................................  $ 62,515     $71,350     $68,716    $ 50,078
Gross profit..............................    26,417      33,230      34,049      14,414
Operating loss............................   (22,385)     (3,595)     (3,122)    (25,364)
Loss before cumulative effect of change
  in accounting principle.................   (21,871)     (3,133)     (2,684)    (32,504)
Cumulative effect of change in
  accounting principle from prior year....      (356)         --          --          --
Net loss..................................  $(22,227)    $(3,133)    $(2,684)   $(32,504)
Net loss per share before cumulative
  effect of change in accounting
  principle:
   -- basic...............................  $  (0.43)    $ (0.06)    $ (0.05)   $  (0.61)
   -- diluted.............................  $  (0.43)    $ (0.06)    $ (0.05)   $  (0.61)
Cumulative effect per share of change in
  accounting principle:
   -- basic...............................  $  (0.01)    $    --     $    --    $     --
   -- diluted.............................  $  (0.01)    $    --     $    --    $     --
Net loss per share:
   -- basic...............................  $  (0.44)    $ (0.06)    $ (0.05)   $  (0.61)
   -- diluted.............................  $  (0.44)    $ (0.06)    $ (0.05)   $  (0.61)
Shares used to compute net loss per share:
   -- basic...............................    50,962      50,951      51,079      53,437
   -- diluted.............................    50,962      50,951      51,079      53,437
Fiscal 2000:
Net sales.................................  $ 50,447     $62,562     $61,246    $ 63,712
Gross Profit..............................    28,147      32,147      33,286      30,814
In-process research and development.......     2,000          --       1,100         400
Operating income (loss)...................     2,680       5,806       1,071      (3,593)
Net income (loss).........................  $  2,790     $ 5,389     $ 1,669    $ (2,261)
Net income (loss) per share:
   -- basic...............................  $   0.06     $  0.11     $  0.03    $  (0.05)
   -- diluted.............................  $   0.05     $  0.10     $  0.03    $  (0.05)
Shares used to compute net income (loss)
  per share:
   -- basic...............................    46,600      47,844      48,655      50,129
   -- diluted.............................    52,984      54,454      56,424      50,129

   Quarterly results for the fiscal year ended June 30, 2001 include the effect of adopting Staff Accounting Bulletin No. 101 ''Revenue Recognition in Financial Statements."

Note 12 Subsequent Event

   On September 13, 2001, the Company entered into a definitive agreement to acquire the assets and certain liabilities of FAST Multimedia, a developer of video editing solutions, headquartered in Munich, Germany. The purchase price will be approximately $15 million, which will be paid in a combination of cash and the Company's common stock. The transaction will be accounted for as a purchase, and is expected to close in October 2001.

         Schedule II--Valuation and Qualifying Accounts (in thousands)


                                     Balance at    Charged to              Balance at
                                    Beginning of  Expenses or                End of
                                       Period    other Accounts Deductions   Period
                                    ------------ -------------- ---------- ----------
Year ended June 30, 2001
Allowance for doubtful accounts....    2,528         2,060          807      3,781
Sales return allowances............    3,255         1,410          938      3,727

Year ended June 30, 2000
Allowance for doubtful accounts....    1,899         1,335          706      2,528
Sales return allowances............    3,158           792          695      3,255

Year ended June 30, 1999
Allowance for doubtful accounts....    1,469           906          476      1,899
Sales return allowances............    2,954         1,366        1,162      3,158