Form 10-Q
period 2001-09-30
PINNACLE SYSTEMS INC
filed 2001-11-14
CIK 774695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

The number of shares of common stock outstanding as of November 8, 2001 was approximately 56,549,132.

                                      INDEX

PART I - FINANCIAL INFORMATION

          ITEM 1 - Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -
                       September 30, 2001 and June 30, 2001                    3

                   Condensed Consolidated Statements of Operations -
                       Three Months Ended September 30, 2001 and 2000          4

                   Condensed Consolidated Statements of Comprehensive Loss
                       Three Months Ended September 30, 2001 and 2000          5

                   Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended September 30, 2001 and 2000          6

                   Notes to Condensed Consolidated Financial Statements        7

          ITEM 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    12

          ITEM 3 - Quantitative and Qualitative Disclosures About
                       Market Risk                                            28


PART II - OTHER INFORMATION

          ITEM 6 - Exhibits and Reports on Form 8-K                           29

                   Signatures                                                 30

                   Exhibit Index                                              31

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands; unaudited)

                                                                                        September 30,       June 30,
                                                                                            2001              2001
                                                                                           ------            ------
ASSETS
------

Current assets:
      Cash and cash equivalents                                                          $  53,723          $  47,751
      Accounts receivable, less allowance for doubtful accounts and returns of $4,134 and $5,413 as of September 30, 2001, and $3,781 and $3,727
        as of June 30, 2001, respectively                                                   40,187             50,414
      Inventories                                                                           43,417             43,149
      Deferred income taxes                                                                  7,103              7,103
      Prepaid expenses and other assets                                                      7,913              5,497
                                                                                         ---------          ---------
                Total current assets                                                       152,343            153,914

Property and equipment, net                                                                 13,515             14,516
Goodwill and other intangibles                                                              89,035             97,880
Other assets                                                                                   651                647
                                                                                         ---------          ---------
                                                                                         $ 255,544          $ 266,957
                                                                                         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Accounts payable                                                                   $  11,502          $  14,088
      Accrued expenses                                                                      20,191             21,998
      Deferred revenue                                                                       8,245              3,406
                                                                                         ---------          ---------
                Total current liabilities                                                   39,938             39,492
                                                                                         ---------          ---------
Deferred income taxes                                                                        7,103              7,103
                                                                                         ---------          ---------
                Total liabilities                                                           47,041             46,595

Shareholders' equity:
      Preferred stock, no par value; authorized 5,000 shares;
          none issued and outstanding                                                            -                  -
      Common stock, no par value; authorized 120,000 shares;
          54,914 and 54,878 issued and outstanding as of
          September 30 and June 30, 2001, respectively                                     292,419            292,321
      Treasury shares at cost; 793 shares at
          September 30 and June 30, 2001                                                    (6,508)            (6,508)
      Accumulated deficit                                                                  (68,842)           (53,350)
      Accumulated other comprehensive loss                                                  (8,566)           (12,101)
                                                                                         ---------          ---------
                Total shareholders' equity                                                 208,503            220,362
                                                                                         ---------          ---------
                                                                                         $ 255,544          $ 266,957
                                                                                         =========          =========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data; unaudited)

                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                       --------------------------
                                                                                         2001              2000
                                                                                       --------          --------
Net sales                                                                              $ 47,514          $ 62,515
Cost of sales                                                                            26,526            36,098
                                                                                       --------          --------
          Gross profit                                                                   20,988            26,417
                                                                                       --------          --------

Operating expenses:
       Engineering and product development                                                7,323             8,356
       Sales and marketing                                                               16,086            15,589
       General and administrative                                                         4,372             3,755
       Amortization of goodwill and other intangibles                                     8,727             7,852
       Acquisition settlement                                                                 -            13,250
                                                                                       --------          --------
Total operating expenses                                                                 36,508            48,802
                                                                                       --------          --------

Operating loss                                                                          (15,520)          (22,385)

Interest and other income, net                                                              203               514
                                                                                       --------          --------

Loss before income taxes and cumulative effect of
  change in accounting principle                                                        (15,317)          (21,871)

Income tax expense                                                                          175                 -
                                                                                       --------          --------
Net loss before cumulative effect of
  change in accounting principle                                                        (15,492)          (21,871)

Cumulative effect of change in accounting principle                                           -              (356)
                                                                                       --------          --------

Net loss                                                                               $(15,492)         $(22,227)
                                                                                       ========          ========

Net loss per share before cumulative effect of change in accounting principle:
         Basic and diluted                                                             $  (0.28)         $  (0.43)
                                                                                       ========          ========

Cumulative effect per share of change in accounting principle:
         Basic and diluted                                                             $      -          $  (0.01)
                                                                                       ========          ========

Net loss per share:
         Basic and diluted                                                             $  (0.28)         $  (0.44)
                                                                                       ========          ========

Shares used to compute net loss per share:
         Basic and diluted                                                               54,892            50,962
                                                                                       ========          ========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                          (In thousands; unaudited)


                                                           Three Months Ended
                                                             September 30,
                                                        ------------------------
                                                           2001            2000
                                                        --------        --------
Net loss                                                $(15,492)      $(22,227)

Foreign currency translation adjustment                    3,535         (5,139)
                                                        --------       --------

Comprehensive loss                                      $(11,957)      $(27,366)
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                     PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands; unaudited)

                                                                                                Three Months Ended
                                                                                                    September 30
                                                                                            --------------------------
                                                                                              2001              2000
                                                                                            --------          --------
Cash flows from operating activities:
      Net loss                                                                             $(15,492)          $(22,227)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Acquisition settlement                                                                 -             10,877
           Depreciation and amortization                                                     10,373              9,076
           Provision for doubtful accounts                                                      640                183
           Changes in operating assets and liabilities:
                Accounts receivable                                                          10,699                594
                Inventories                                                                     614             (3,600)
                Accounts payable                                                             (3,471)            (5,967)
                Accrued expenses                                                             (2,384)            (1,212)
                Accrued income taxes                                                           (273)            (1,619)
                Deferred revenue                                                              5,688               (734)
                Prepaid expenses and other assets                                            (1,247)              (835)
                                                                                           --------           --------
                      Net cash provided by (used in) operating activities                     5,147            (15,464)
                                                                                           --------           --------

Cash flows from investing activities:

      Purchases of property and equipment                                                      (492)            (1,147)
      Net cash paid on acquisitions                                                               -             (3,309)
      Proceeds from maturity of marketable securities                                             -             11,033
      Proceeds from sales of marketable securities                                                -              4,768
      Purchases of marketable securities                                                          -             (3,134)
      Payments for equity investments                                                             -               (300)
                                                                                           --------           --------
                      Net cash provided by (used in) investing activities                      (492)             7,911
                                                                                           --------           --------

Cash flows from financing activities:
        Purchase of treasury stock                                                                -             (5,102)
        Proceeds from issuance of common stock                                                   98                 67
                                                                                           --------           --------
                      Net cash provided by (used in) financing activities                        98             (5,035)
                                                                                           --------           --------

Effects of exchange rate changes on cash                                                      1,219               (685)
                                                                                           --------           --------

Net increase (decrease) in cash and cash equivalents                                          5,972            (13,273)
Cash and cash equivalents at beginning of period                                             47,751             58,433
                                                                                           --------           --------

Cash and cash equivalents at end of period                                                 $ 53,723           $ 45,160
                                                                                           ========           ========


Supplemental disclosures of cash paid during the period for:

         Interest                                                                          $    176           $      1
                                                                                           ========           ========
         Income taxes                                                                      $    612           $    674
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

         The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2001 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2001. Results of operations for interim periods are not necessarily indicative of results for a full year.

Currency Translation

         The Company considers the functional currency of its foreign subsidiaries to be the local currency. These functional currencies are translated into U.S. Dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of foreign subsidiary financial statements are reported within accumulated other comprehensive losses, which is reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in results of operations.

Comprehensive Income (Loss)

         The Company's comprehensive income (loss) includes net loss and foreign currency translation adjustments.

Revenue Recognition

         During the fourth quarter of 2001, the Company adopted SEC Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 effective as of the beginning of fiscal year ended June 30, 2001. Prior to the adoption of SAB 101, the Company recognized revenue related to the hardware component upon shipment for all systems sales. Upon adoption, the company began deferring revenue recognition for hardware sales on systems with complex installation processes that are performed only by the Company. As a result of the adoption of SAB 101, the Company reported a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by a cumulative effect adjustment. The cumulative effect of the change in accounting principle for the quarter ended September 30, 2000 resulted in an increase in net loss of approximately $356,000, and a decrease in earnings per share of $0.01.


Recent Accounting Pronouncements

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Issue No. 00-25 is required to be implemented no later than in annual or interim financial statements for periods beginning after December 15, 2001, which for the Company will be the third quarter of fiscal 2002. The Company does not expect the adoption of Issue No. 00-25 to have a material impact on its financial statements.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001, as defined by Accounting Principles Board Opinion No. 16 "Business Combinations."

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

         The Company is currently evaluating the impact the adoption of SFAS No. 141 and SFAS No. 142 may have on its financial position and results of operations; however, due to the Company's expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for the Company will be fiscal 2003. The Company is currently evaluating the impact the adoption of SFAS No. 143 may have on its financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal 2003. The most significant changes made by SFAS 144 are that it: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. The Company is currently evaluating the impact the adoption of SFAS No. 144 may have on its financial position and results of operations.

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

     (c) Pro-forma results of operations related to the acquisitions that occurred in fiscal 2001 have not been presented, as they would not be materially different from the consolidated financial statements.

3. Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

     The following table sets forth the computation of basic and diluted net loss per common share:

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2001           2000
                                                       ----------      --------
                                                             (In thousands)

Numerator: Net loss ..............................     $  (15,492)     $(22,227)
                                                       ==========      ========
Denominator:
   Basic and diluted:
       Weighted-average shares outstanding .......         54,892        50,962
                                                       ==========      ========

Basic and diluted net loss per share .............     $    (0.28)     $  (0.44)
                                                       ==========      ========

         The Company excludes potentially dilutive securities from its diluted net loss per share computation when the exercise price of the securities exceeds the average fair value of the Company's common stock because the effect would be anti-dilutive. For the quarters ended September 30, 2001 and September 30, 2000, the Company excluded options to purchase 13,722,979 and 9,835,234 shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive.

4. Segment Information

         For the period July 1, 2000 through June 30, 2001, the Company's organizational structure was based on three distinct divisions: Broadcast Solutions, Professional Media and Personal Web Video. Beginning on July 1, 2001, the Company reorganized and merged the operations of the Broadcast Solutions and Professional Media divisions into one division named the Broadcast and Professional Solutions division. The new divisions equate to two reportable segments: Broadcast and Professional Solutions, and Personal Web Video.

         The Company's chief operating decision maker evaluates the performance of these divisions based on revenues, gross profit, and operating income (loss) before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges including amortization of goodwill and other intangibles related to the Company's acquisitions and the acquisition settlement. Operating results also include allocations of certain corporate expenses.

         The following is a summary of the Company's operations by operating segment for the quarters ended September 30, 2001 and 2000. Segment information for the quarter ended September 30, 2000 has been restated to correspond with the Company's reorganization of segments described above.

                                                             September 30,
                                                        ----------------------
                                                          2001          2000
                                                        --------     ---------
                                                            (In thousands)

Broadcast and Professional Solutions:
  Revenues                                              $ 26,076     $ 37,127
  Gross profit                                            10,308       17,437
  Operating loss before amortization
      of goodwill and other intangibles                   (7,362)      (2,357)
  Amortization of goodwill and other intangibles           8,116        7,470
  Operating loss after amortization
      of goodwill and other intangibles                 $(15,478)    $ (9,827)

Personal Web Video:
  Revenues                                              $ 21,438     $ 25,388

  Gross profit                                            10,680        8,980
  Operating income before amortization
      of goodwill and other intangibles                      570        1,074
  Amortization of goodwill and other intangibles             611          382
  Operating income (loss) after amortization
      of goodwill and other intangibles                 $    (42)    $    692

Consolidated:

  Revenues                                              $ 47,514     $ 62,515
  Gross profit                                            20,988       26,417
  Operating loss before amortization
      of goodwill and other intangibles
      and acquisition settlement                          (6,792)      (1,283)
  Amortization of goodwill and other intangibles           8,727        7,852
  Operating loss after amortization
      of goodwill and other intangibles
      and before acquisition settlement                 $(15,520)    $ (9,135)


The following table reconciles operating loss to total consolidated amounts for the quarter ended September 30, 2000 (in thousands):

Total operating loss for reportable segments                         $   (9,135)
Unallocated amount: Acquisition settlement                              (13,250)
                                                                     ----------
Consolidated operating loss                                          $  (22,385)
                                                                     ==========


5. Commitments and Contingencies

         On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain officer and director defendants. The action is a putative class action and alleges that defendants violated the federal securities laws by making false and misleading statements concerning the Company's business prospects during an alleged class period of April 18, 2000 through July 10, 2000. The complaint does not specify damages. The Company is defending the case vigorously, and recently moved to dismiss the complaint. In a written order dated May 7, 2001, the court dismissed the complaint and allowed the plaintiffs to file an amended complaint. The plaintiffs filed a second consolidated amended complaint on June 22, 2001. The Company's motion to dismiss this complaint is scheduled to be heard on November 30, 2001.

         On August 29, 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. (DES), wholly owned subsidiaries, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida, or the Athle-Tech Claim. The Athle-Tech Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated, or Athle-Tech, and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech's claimed rights with respect to the purported Athle-Tech Agreement and was unjustly enriched as a result. Finally, the Athle-Tech Claim requests that the court impose a constructive trust on at least 50% of the proceeds of the purported Athle-Tech Agreement and render a declaratory judgment in favor of Athle-Tech. The Company is vigorously defending the Athle-Tech Claim.

         In March 2000, the Company acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of the Company's common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, the Company entered into an amendment to the DES Agreement and Plan of Merger to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. The Company is currently engaged in arbitration with the former DES shareholders regarding the earnout payment, as provided for pursuant to the DES Agreement and Plan of Merger.

         The Company is engaged in certain additional legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations or liquidity, although there can be no assurance as to the outcome of such litigation.

6. Subsequent Events

         In October 2001, the Company acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia, or FAST, a developer of innovative video editing solutions, headquartered in Munich, Germany. The purchase price is approximately $15 million, of which approximately $2.3 million will be paid in cash and approximately $12.7 million will be paid in the Company's common stock. The cash portion of the purchase price was paid in October 2001. The common stock portion will be paid in two installments. The first installment of 1.2 million shares was paid in October 2001. The second installment will be paid in February 2002. The exact number of shares that will be issued in the second installment will be dependent on Pinnacle Systems stock price and the U.S. dollar versus Euro exchange rate in February of 2002. The maximum number of shares that will be issued in that second installment will not exceed approximately 1.5 million shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), including the last sentence in the second paragraph under "Results of Operations" relating to International sales, the last sentence in the fourth paragraph under "Results of Operations" relating to engineering and product development resources and the last sentence in the first paragraph under "Liquidity and Capital Resources" relating to Capital Resources. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: our ability to manage growth; the risks associated with successfully integrating acquired businesses; impairment of our goodwill and other intangible assets; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in our quarterly and annual operating results; the risks associated with negative cash flows; the risks associated with our reliance on sales of large broadcast systems to a limited number of customers for a large portion of our Broadcast and Professional Solutions division revenues; the risks associated with quarterly and annual net losses; our highly competitive industry and rapid technological change within our industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the risks associated with quarter-end discounting and any resulting delayed sales; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; our dependence on retention and attraction of key employees; our ability to develop and install our Vortex News systems; the risks associated with future acquisitions; the volatility of our stock; the risks associated with excess or obsolete inventory; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.

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

         Beginning on July 1, 2001, we reorganized and merged the operations of the Broadcast Solutions and Professional Media divisions into one division named the Broadcast and Professional Solutions division. The new divisions equate to two reportable segments: Broadcast and Professional Solutions, and Personal Web Video. The reorganization was performed to provide a structure that would allow better focus on our business and reduction of costs.

Broadcast and Professional Solutions Products

         For the broadcast market, we currently offer products that provide systems solutions to broadcasters. This includes products that provide real time digital effects, still image management and storage, and real time video character generation. We also sell digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control surfaces for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 2001 and during the first quarter of fiscal 2002 were the DVExtreme, Lightning, Deko, Thunder, Media Stream, and Sports family of products. In addition, we sell BroadNet solutions, which is a network technology that enables our broadcast products to be networked together for easy interoperability, and to facilitate the exchange of information through the Internet. The MediaStream server family complements our Thunder family, to provide a more complete line of broadcast quality video-server solutions. Our sports products supply sports editing software used by professional and school teams around the world. Combined, these businesses give us a leading position in this important video market. We continue to develop Vortex News products and have initiated some customer installations. We have not recognized any Vortex News revenue to date under Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements."

          Our professional products are designed to provide video professionals with the tools to create high quality digital video productions and to distribute those products in the form of videotape, CD, DVD, or over the Internet. We have two general classes of professional products: content creation and Internet streaming products. The content creation products allow users to create professional video productions and include hardware-based products such as the TARGA family of digital video boards and software products such as Commotion. The Internet streaming products allow users to send or "stream" live or previously recorded rich media, including video, over the Internet. The streaming products include StreamGenie, which is used to produce and broadcast live events over the Internet, and StreamFactory, which encodes video and audio sources in real time for streaming over the Internet.

         We sell our professional video products to end-users over the Internet, through direct sales activities and through specialized dealers and resellers. OEM sales are handled through a dedicated direct sales force.

Personal Web Video Products

         Our personal web video products are aimed at the consumer and professional desktop markets, and allow users to edit video and to create professional looking home movies, corporate presentations, wedding video and other productions using a standard personal computer and camcorder. Our personal web video products consist of stand-alone software or video capture hardware bundled with software.

         Our professional desktop products, some of which include Adobe's Premiere video editing software, include DV200, DV500plus, and Pro-ONE.

         Our consumer products allow home users to edit their home video to create professional looking "home movies" using a personal computer and camcorder. We have developed an easy-to-use software interface called the Studio application, which serves as the primary interface for all of our Studio consumer video editing products. Our consumer products include Studio Version 7, Studio DV, Studio DVplus, and Studio DC10plus.

Results of Operations

         Net Sales. Net sales decreased 24.0% to $47.5 million in the quarter ended September 30, 2001, from $62.5 million in the quarter ended September 30, 2000. The global economic downturn contributed significantly to our overall sales decline. In the quarter ended September 30, 2001, the Broadcast and Professional Solutions division represented 54.9% of our total sales, while the Personal Web Video division represented 45.1% of our total sales in the same period. Net sales decreased in the quarter ended September 30, 2001 in both the Broadcast and Professional Solutions and the Personal Web Video divisions. Broadcast and Professional Solutions sales decreased 29.8% to $26.1 million in the quarter ended September 30, 2001, from $37.1 million in the quarter ended September 30, 2000. Broadcast and Professional Solutions sales decreased because of significantly lower OEM sales, decreases in sales of non-linear editing products, decreases in sales of solutions used by broadcasters in live to air applications, including our Deko and DVExtreme products, and a decline in revenues from team sports systems. Personal Web Video sales decreased 15.6% to $21.4 million in the quarter ended September 30, 2001 from $25.4 million in the quarter ended September 30, 2000. Personal Web Video sales decreased due to a decrease in sales of our DV500 and DC30plus products. This sales decrease was partially offset by the introduction and sale of new products. Our Pro-ONE product, which was introduced to the market in August 2001, generated significant revenue during the quarter ended September 30, 2001. In addition, we added new software products, such as the Studio version 7 software, which started to ship in June 2001, plus the Pinnacle Express software, which was introduced to the market in September 2001.

The following is a summary of revenues by division:

                                                                                          Increase
Quarter ended September 30:                 2001        %          2000         %        (Decrease)
(In thousands)                            --------    -----      --------     -----      ----------

Division
--------
Broadcast and Professional Solutions       $26,076     54.9%     $ 37,127      59.4%        (29.8)%
Personal Web Video                          21,438     45.1%       25,388      40.6%        (15.6)%
                                          --------    -----      --------     -----         ----
                                          $ 47,514    100.0%     $ 62,515     100.0%        (24.0)%
                                          ========    ======     ========     ======        =====

         International sales (sales outside of North America) decreased 39.2% to $20.7 million in the quarter ended September 30, 2001 from $34.1 million in the quarter ended September 30, 2000. International sales decreased primarily due to decreased sales in Europe and the Asia Pacific region resulting from the economic downturn. North America sales decreased 5.8% to $26.8 million in the quarter ended

September 30, 2001 from $28.4 million in the quarter ended September 30, 2000. North America sales decreased primarily due to the economic downturn. For the quarters ended September 30, 2001 and September 30, 2000, international sales represented 43.6% and 54.5% of our net sales, respectively. For the quarters ended September 30, 2001 and September 30, 2000, North America sales represented 56.4% and 45.5% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

The following is a summary of revenues by region:

                                                                                   Increase
Quarter ended September 30:          2001        %          2000         %        (Decrease)
(In thousands)                     --------    -----      --------     -----      ----------
Region
------
North America                      $ 26,809     56.4%     $ 28,452      45.5%         (5.8)%
International                        20,705     43.6%       34,063      54.5%        (39.2)%
                                   --------    -----      --------     -----         ----
                                   $ 47,514    100.0%     $ 62,515     100.0%        (24.0)%
                                   ========    ======     ========     ======        =====

         Gross Profit. We distribute and sell our products to end users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our gross profit, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors. Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage.

          In the quarter ended September 30, 2001, our total gross profit margins increased to 44.2% from 42.3% in the quarter ended September 30, 2000. Included in the cost of sales for the quarter ended September 30, 2001 is a $2.3 million inventory charge related to our Vortex News systems, a product included in our Broadcast and Professional Solutions division. Excluding the $2.3 million inventory charge, gross margins would have been 49.0% in the quarter ended September 30, 2001. Included in the cost of sales for the quarter ended September 30, 2000 is a $2.5 million inventory charge for discontinued products and accessories, which related to the Broadcast and Professional Solutions division. Excluding the $2.5 million inventory charge, gross margins would have been 46.3% in the quarter ended September 30, 2000. The increase in our overall gross margins (excluding the aggregate inventory charge of $4.8 million) was due to increased gross margins in the Personal Web Video division. Personal Web Video gross margins increased to 49.8% from 35.4% in the quarters ended September 30, 2001 and September 30, 2000, respectively. The increase in Personal Web Video gross margins during the quarter ended September 30, 2001 was primarily due to a significant increase in software sales, the introduction of our Pro-ONE product, and a more favorable mix of higher margin product sales. Broadcast and Professional Solutions gross margins decreased to 39.5% from 47.0% in the quarters ended September 30, 2001 and September 30, 2000, respectively. Excluding the $2.3 million inventory devaluation, Broadcast and Professional Solutions gross margins would have been 48.4% in the quarter ended September 30, 2001. Excluding the $2.5 million inventory charge, Broadcast and Professional Solutions gross margins would have been 53.7% in the quarter ended September 30, 2000. The decrease in Broadcast and Professional Solutions gross margins was primarily due to an overall lower sales volume without a corresponding decrease in non-material manufacturing costs.

         Engineering and Product Development. Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses decreased 12.4% to $7.3 million in the quarter ended September 30, 2001 from $8.4 million in the quarter ended September 30, 2000. The decrease was primarily due to our efforts to reduce engineering expenses to be in line with our lower revenue for the quarter. As a percentage of sales, engineering and product development expenses were 15.4% in the quarter September 30, 2001, versus 13.4% in the quarter ended September 30, 2000.

Engineering and product development expenses increased, as a percentage of sales, because we believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

         Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 3.2% to $16.1 million in the quarter ended September 30, 2001, from $15.6 million in the quarter ended September 30, 2000. As a percentage of net sales, sales and marketing expenses increased to 33.9% in the quarter ended September 30, 2001, from 24.9% in the quarter ended September 30, 2000. The increase was primarily due to the broader sales organization that we established in our Personal Web Video division in an effort to better serve the various local markets.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting costs, IT infrastructure costs, bad debt expense, and other corporate administrative expenses. General and administrative expenses increased 16.4% to $4.4 million in the quarter ended September 30, 2001, from $3.8 million in the quarter ended September 30, 2000. As a percentage of total sales, general and administrative expenses were 9.2% and 6.0% in each of the quarters ended September 30, 2001 and 2000, respectively. The increase in general and administrative expenses was primarily due to a reorganization charge, relating to severance and associated costs, of approximately $0.7 million during the quarter ended September 30, 2001 compared to $0.4 million during the quarter ended September 30, 2000. We also incurred higher legal costs and bad debt expense during the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000.

         Amortization of Acquisition - Related Intangible Assets. Acquisition-related intangible assets result from our acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. As of September 30, 2001, our goodwill and other intangible assets were $89.0 million.

         Amortization of acquisition related intangibles consists of amortization of goodwill and identifiable intangibles including, among other assets, core/developed technology, customer base, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased 11.1% to $8.7 million in the quarter ended September 30, 2001 from $7.9 million in the quarter ended September 30, 2000. The increase is primarily related to the amortization of approximately $16.5 million of additional goodwill, which we recorded in April 2001 in connection with our buyout of the earnout payments otherwise payable to the former Montage shareholders.

          We review our long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Because of the recent general economic decline, we are periodically evaluating whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on discounted cash flows. If, as a result of our continual analysis, we determine that our intangible assets have been impaired, we will recognize the impairment in asset impairment charges in the quarter in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations if and when the impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of fiscal 2002.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we intend to adopt on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. This statement will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment.
We are currently evaluating the provisions of SFAS 142. See "Recent Accounting Pronouncements."

         Acquisition Settlement. On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined by an independent appraiser using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001 was recorded in June 2001 as a reduction to lower the initial charge to the final expense of $12.9 million.

         Interest and Other Income, net. Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper. During the quarter ended September 30, 2001, interest income decreased approximately 60.5% to $0.2 million from $0.5 million in the quarter ended September 30, 2000. This decrease was primarily due to a one-time interest payment that we made to a certain customer in connection with a sales contract. In addition, positive cash flows generated from our operations for the quarter ended September 30, 2001 obtained lower interest yields than investments made during the same quarter last year.

         Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $0.2 million for the quarter ended September 30, 2001, resulting from international income from one of our subsidiaries. We did not record a provision for income taxes for the quarter ended September 30, 2000. We have provided a valuation allowance for its net deferred tax assets, as it is presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. The total valuation allowance was $32.5 million and $9.3 million as of June 30, 2001 and 2000, respectively.

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

Liquidity and Capital Resources

         During the quarter ended September 30, 2001, cash and cash equivalents increased $6.0 million, compared to a decrease of $13.3 million during the quarter ended September 30, 2000. Cash and cash equivalents were $53.7 million as of September 30, 2001, compared to $45.2 million as of September 30, 2000. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our current operations and growth for the foreseeable future.

         Our operating activities generated cash of $5.1 million during the quarter ended September 30, 2001, compared to consuming cash of $15.5 million during the quarter ended September 30, 2000. Cash generated from operations during the quarter ended September 30, 2001 was attributable to a significant decrease in accounts receivable and an increase in deferred revenues, which was partially offset by the net loss after adjusting for depreciation and amortization. In addition, a decrease in our accounts payable and accrued expenses contributed to our increased cash flow. Cash consumed from operations during the quarter ended September 30, 2000 resulted from the net loss we incurred, after adjusting for depreciation, amortization, and the acquisition settlement, in addition to an increase in inventory and a decrease of accounts payable and accrued expenses.

         Our investing activities consumed cash of $0.5 million during the quarter ended September 30, 2001, compared to generating cash of $7.9 million during the quarter ended September 30, 2000. Cash consumed from investing activities during the quarter ended September 30, 2001 was due to the purchase of property and equipment. Cash generated from investing activities during the quarter ended September 30, 2000 was primarily due to the maturity and sale of our investments in marketable securities, which was partially offset by a $3.4 million payment for the acquisition of Propel Ahead, Inc. and the purchase of property and equipment.

         Our financing activities generated cash of $0.1 million during the quarter ended September 30, 2001, compared to consuming cash of $5.0 million during the quarter ended September 30, 2000. Cash generated from financing activities during the quarter ended September 30, 2001 was due to the proceeds generated by the exercise of employee stock options. Cash consumed from financing activities during the quarter ended September 30, 2000 was primarily due to the repurchase of our stock on the open market, which was only partially offset by proceeds generated by the exercise of employee stock options.

Recent Accounting Pronouncements

          In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Issue No. 00

25 is required to be implemented no later than in annual or interim financial statements for periods beginning after December 15, 2001, which for us will be the third quarter of fiscal 2002. We are currently evaluating the impact the adoption of Issue No. 00-25 may have on our financial position and results of operations.

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations "initiated" after June 30, 2001, as defined by Accounting Principles Board Opinion No. 16 "Business Combinations."

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

         We are currently evaluating the impact the adoption of SFAS No. 141 and SFAS No. 142 may have on our financial position and results of operations; however, due to our expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, we are currently unable to determine the impact the adoption of these pronouncements may have on our financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, which for the Company will be fiscal 2003. We are currently evaluating the impact the adoption of SFAS No. 143 may have on our financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal 2003. The most significant changes made by SFAS 144 are that it: (1) removes goodwill from its scope and, therefore, eliminates the requirements of SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment, and (2) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative course of action to recover the carrying amount of a long-lived assets are under consideration or a range is estimated for the amount of possible future cash flows. We are currently evaluating the impact the adoption of SFAS No. 144 may have on our financial position and results of operations.

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

         As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for these products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If the economic conditions in the United States worsen or if a wider global economic slowdown occurs, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

         [X] We incurred negative cash flow in fiscal 2001 and expect to continue to incur negative cash flow in fiscal 2002, and our financial condition and results of operations may be adversely affected as a result.

         In fiscal 2001, we had negative cash flow from operations of approximately $22.0 million. In the first quarter of fiscal 2002, we had positive cash flow from operations of approximately $5.1 million. In light of the recent economic downturn, our losses in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, and our projected losses for fiscal 2002, we believe that we will incur negative cash flow in fiscal 2002, even though cash flow was positive in the first quarter of fiscal 2002. If we continue to incur negative cash flow, we may be at a competitive disadvantage due to several factors, including:

   .  Insufficient working capital;

   .  Insufficient capital for acquisitions; and

   .  Limited access to additional capital.

         If we are competitively disadvantaged due to these or other factors, our revenues may decrease, intensifying our cash flow deficiency, and our financial condition and results of operations may be adversely affected as a result.

         [X] Our revenues, particularly in the Broadcast and Professional Solutions Division, are increasingly becoming dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant customers terminate their relationship, or contracts, with us, modify their requirements which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

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

          [X] We incurred losses in fiscal 2001 and the first quarter of fiscal 2002, and expect to continue to incur losses in fiscal 2002.

         In fiscal 2001, we recorded net losses of approximately $60.5 million. In the first quarter of fiscal 2002, we recorded a net loss of $15.5 million. In light of the current economic downturn, we expect revenues in fiscal 2002 to be lower than revenues in fiscal 2001 and, as a result, we expect to incur net losses in fiscal 2002.

         [X] Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that will adversely affect our financial position.

         As of September 30, 2001, we had approximately $89.0 million of goodwill and other intangible assets. Since the time that we acquired many of these assets, our stock price has declined significantly and, as of September 30, 2001, our net book value exceeded our market capitalization. We periodically evaluate whether our goodwill, other intangible assets and other long-lived assets have been impaired. This evaluation includes an analysis of the estimated future undiscounted net cash flows that we expect to generate by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge equal to the amount by which the carrying value of the assets exceeds their fair market value. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill and other intangible assets have been impaired in any particular quarter, we will recognize asset impairment charges for that quarter. Asset impairment charges of this nature could be significant and could have a material adverse effect on our financial position and results of operations.

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

         We rely on subcontractors to manufacture our professional and consumer products and the major subassemblies of our broadcast products. We and our manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in our products, including certain key integrated circuits. Our strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

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

         If certain of our key employees leave or are no longer able to perform services for us, this could materially and adversely affect our business. We may not be able to attract and retain a sufficient number of managerial personnel and technical employees to compete successfully. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. As a result, our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. Also, employees may leave our employ and subsequently compete against us, or contractors may perform services for competitors of ours. If we are unable to retain key personnel, our business could be materially harmed.

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

         In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP, and Truevision, Inc. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

  .   Distracting management from the day-to-day operations of our business

  . Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel

  .   Potentially dilutive issuances of our equity securities

  . Incurring debt and amortization expenses related to goodwill and other intangible assets

         [X] Our stock price may be volatile.

         The trading price of our common stock has in the past, and could in the future, fluctuate significantly. These fluctuations have been, or could be, in response to numerous factors, including:

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

         With the advent of the Internet, new avenues have been created for the dissemination of information. We do not have control over the information that is distributed and discussed on electronic bulletin boards and investment chat rooms. The motives of the people or organizations that distribute such information may not be in our best interest or in the interest of our shareholders. This, in addition to other forms of investment information, including newsletters and research publications, could result in a sharp decline in the market price of our common stock.

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

         In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has been brought against the issuing company. On July 18, 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc., et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. We are defending the case vigorously, and recently moved to dismiss the complaint. In a written order dated May 7, 2001, the court dismissed the complaint and allowed the plaintiffs to file an amended complaint. The plaintiffs filed a second consolidated amended complaint on June 22, 2001. Our motion to dismiss this complaint is scheduled to be heard on November 30, 2001.

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

         We are critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer our customers additional features and enhanced performance at competitive prices. Once a new product is developed, we must rapidly commence volume production. This process requires accurate forecasting of customer requirements and attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. In addition, as is typical with any new product introduction, quality and reliability problems may arise. Any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and a limitation on market acceptance of the product.

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

Our principal competitors in the professional and consumer markets are:

         Adobe Systems, Inc.
         Apple Computer
         Avid Technology, Inc.
         Dazzle Multimedia (a division of SCM Microsystems, Inc.)
         Hauppauge Digital, Inc.
         Matrox Electronics Systems, Ltd.
         Media 100, Inc.
         Sony Corporation

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

         The recent downturn in the global economy has contributed to a reduced demand for some of our products. As a result, we may experience increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall. If the global economic or market conditions continue, our financial position may be further weakened.

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

         Sales of our products outside of North America represented approximately 44% of net sales in the quarter ended September 30, 2001 and 55% of net sales in the quarter ended September 30, 2000. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. In fiscal 2002 and beyond, we expect that a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations. For example, in recent periods, our revenues have been adversely affected by the decline in value of the Yen and Euro and our component currencies relative to the U.S. dollar.

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

     California is in an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for and any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits:

              2.1/(1)/ Asset Purchase and Transfer Agreement dated September 13, 2001 by and among FAST Multimedia Holdings Inc., FAST Multimedia AG, PS Miro Holdings Inc. & Co. KG, Pinnacle Systems GmbH, Pinnacle Systems, Inc. and certain other parties.

              10.1/(2)/  Registration Rights Agreement dated October 2, 2001 by and among FAST Multimedia Holdings, Inc., FAST Multimedia AG and Pinnacle Systems, Inc.

(1) Incorporated by reference to Exhibit 4.1 to Pinnacle Systems, Inc.'s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.

(2) Incorporated by reference to Exhibit 4.2 to Pinnacle Systems, Inc.'s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.


              (b) Reports on Form 8-K

                       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PINNACLE SYSTEMS, INC.



Date: November 14, 2001                    By: /s/Mark L.  Sanders
                                               ---------------------------------
                                                   Mark L. Sanders
                                                   President, Chief Executive
                                                   Officer and Director

Date: November 14, 2001                    By: /s/Arthur D.  Chadwick
                                               ---------------------------------
                                                   Arthur D. Chadwick
                                                   Vice President, Finance and
                                                   Administration and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                  Description
-----------                                  -----------

2.1/(1)/ Asset Purchase and Transfer Agreement dated September 13, 2001 by and among FAST Multimedia Holdings Inc., FAST Multimedia AG, PS Miro Holdings Inc. & Co. KG, Pinnacle Systems GmbH, Pinnacle Systems, Inc. and certain other parties.

10.1/(2)/   Registration Rights Agreement dated October 2, 2001 by and among
            FAST Multimedia Holdings, Inc., FAST Multimedia AG and Pinnacle
            Systems, Inc.

(1) Incorporated by reference to Exhibit 4.1 to Pinnacle Systems, Inc.'s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.

(2) Incorporated by reference to Exhibit 4.2 to Pinnacle Systems, Inc.'s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.