Form 10-Q
period 2001-12-31
PINNACLE SYSTEMS INC
filed 2002-02-14
CIK 774695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 0-24784

PINNACLE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
California (State or other jurisdiction of incorporation or organization)	94-3003809 (I.R.S. Employer Identification No.)

280 N. Bernardo Ave. Mountain View, CA (Address of principal executive offices)	94043 (Zip Code)

(650) 526-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

The number of shares of the registrant’s common stock outstanding as of February 5, 2002 was approximately 57,107,668.

PART 1—FINANCIAL INFORMATION

Item 1.     Financial Statements

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands; unaudited)
	December 31, 2001	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$66,105	$47,751
Marketable securities	3,927	—
Accounts receivable, less allowance for doubtful accounts and returns of $4,151 and $7,294 as of December 31, 2001, and $3,781 and $3,727 as of June 30, 2001, respectively	27,985	50,414
Inventories	41,048	43,149
Deferred income taxes	7,103	7,103
Prepaid expenses and other assets	7,249	5,497

Total current assets	153,417	153,914
Property and equipment, net	12,947	14,516
Goodwill and other intangibles, net	93,086	97,880
Other assets	657	647

	$260,107	$266,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,108	$14,088
Accrued expenses	25,481	21,998
Deferred revenue	12,658	3,406

Total current liabilities	48,247	39,492

Deferred income taxes	7,103	7,103

Total liabilities	55,350	46,595
Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 56,574 and 54,878 issued and outstanding as of December 31 and June 30, 2001, respectively	299,275	292,321
Treasury shares at cost; 793 shares	(6,508)	(6,508)
Accumulated deficit	(77,121)	(53,350)
Accumulated other comprehensive loss	(10,889)	(12,101)

Total shareholders’ equity	204,757	220,362

	$260,107	$266,957

See accompanying notes to condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net sales	$59,726	$71,350	$107,240	$133,865
Cost of sales	29,891	38,120	56,417	74,218

Gross profit	29,835	33,230	50,823	59,647

Operating expenses:
Engineering and product development	7,439	7,971	14,762	16,327
Sales and marketing	17,823	16,683	33,909	32,272
General and administrative	3,972	4,338	8,344	8,093
Amortization of goodwill and intangibles	9,103	7,470	17,830	15,322
Acquisition settlement	—	363	—	13,613

Total operating expenses	38,337	36,825	74,845	85,627

Operating loss	(8,502)	(3,595)	(24,022)	(25,980)
Interest and other income, net	412	462	615	976

Loss before income taxes and cumulative effect of change in accounting principle	(8,090)	(3,133)	(23,407)	(25,004)
Income tax expense	189	—	364	—

Loss before cumulative effect of
change in accounting principle	(8,279)	(3,133)	(23,771)	(25,004)
Cumulative effect of change in accounting principle	—	—	—	(356)

Net loss	$(8,279)	$(3,133)	$(23,771)	$(25,360)

Net loss per share before cumulative effect of change in accounting principle:
Basic and Diluted	$(0.15)	$(0.06)	$(0.43)	$(0.49)

Cumulative effect per share of change in accounting principle:
Basic and Diluted	$—	$—	$—	$(0.01)

Net loss per share:
Basic and Diluted	$(0.15)	$(0.06)	$(0.43)	$(0.50)

Shares used to compute net loss per share:
Basic and Diluted	56,255	50,951	55,573	50,943

See accompanying notes to condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net loss	$(8,279)	$(3,133)	$(23,771)	$(25,360)
Foreign currency translation adjustment	(2,323)	1,531	1,212	(3,608)

Comprehensive loss	$(10,602)	$(1,602)	$(22,559)	$(28,968)

See accompanying notes to condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)
	Six Months Ended December 31
	2001	2000
Cash flows from operating activities:
Net loss	$(23,771)	$(25,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquisition settlement	—	11,482
Depreciation and amortization	21,308	18,700
Provision for doubtful accounts	781	823
Deferred income taxes	—	377
Changes in operating assets and liabilities:
Accounts receivable	22,415	343
Inventories	2,983	(10,591)
Accounts payable	(4,777)	(5,814)
Accrued expenses	(4,478)	(1,025)
Accrued income taxes	(521)	(2,868)
Deferred revenue	10,375	(1,312)
Prepaid expenses and other assets	(2,031)	(1,438)

Net cash provided by (used in) operating activities	22,284	(16,683)

Cash flows from investing activities:
Purchases of property and equipment	(1,369)	(2,683)
Net cash paid on acquisitions	(2,289)	(6,247)
Proceeds from maturity of marketable securities	—	16,815
Proceeds from sales of marketable securities	—	19,820
Purchases of marketable securities	(3,927)	(17,387)

Net cash provided by (used in) investing activities	(7,585)	10,318

Cash flows from financing activities:
Purchase of treasury stock	—	(6,508)
Proceeds from issuance of common stock	1,842	3,100

Net cash provided by (used in) financing activities	1,842	(3,408)

Effects of exchange rate changes on cash	1,813	175

Net increase (decrease) in cash and cash equivalents	18,354	(9,598)
Cash and cash equivalents at beginning of period	47,751	58,433

Cash and cash equivalents at end of period	$66,105	$48,835

Supplemental disclosures of cash paid during the period for:
Interest	$209	$2

Income taxes	$2,290	$1,423

See accompanying notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements (unaudited)

1. General

The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries (Pinnacle or the Company). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and in accordance with the instructions of Form 10-Q and Rule 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include accounts receivable and sales allowances, inventory valuation and the income tax valuation allowance. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2001 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2001. Results of operations for interim periods are not necessarily indicative of results for a full year.

Currency Translation

The Company considers the functional currency of its foreign subsidiaries to be the local currency. These functional currencies are translated into U.S. Dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from the translation of foreign subsidiary financial statements are reported within accumulated other comprehensive losses, which is reflected as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) includes net loss and foreign currency translation adjustments.

Revenue Recognition

During the fourth quarter of 2001, the Company adopted SEC Staff Accounting Bulleting No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 effective as of the beginning of fiscal year ended June 30, 2001. Prior to the adoption of SAB 101, the Company recognized revenue related to the hardware component upon shipment for all systems sales. Upon adoption, the Company began deferring revenue recognition for hardware sales on systems with complex installation processes that are performed only by the Company. As a result of the adoption of SAB 101, the Company reported a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes,” by a cumulative effect adjustment. The cumulative effect of the change in accounting principle for the quarter ended September 30, 2000 resulted in an increase in net loss of approximately $356,000, and a decrease in earnings per share of $0.01.

Recent Accounting Pronouncements

In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor’s products is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. Issue No. 00-25 is required to be implemented no later than in annual or interim financial statements for periods beginning after December 15, 2001, which for the Company will be the third quarter of fiscal 2002. The Company is currently evaluating the impact the adoption of Issue No. 00-25 may have on its financial position and results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations initiated after June 30, 2001, as defined by Accounting Principles Board Opinion No. 16, “Business Combinations.”

SFAS No. 142 requires that goodwill not be amortized but be tested for impairment at the reporting unit level (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an operating segment, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Identifiable intangible assets with an indefinite life, as defined in SFAS No. 142, will not be amortized until their life is determined to be finite. All other identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective beginning on July 1, 2002, the date the Company is required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142.

The Company is currently evaluating the impact the adoption of SFAS No. 141 and SFAS No. 142 may have on its financial position and results of operations; however, due to the Company’s expectations that the FASB will issue further guidance with respect to adoption of both SFAS Nos. 141 and 142, the Company is currently unable to determine the impact the adoption of these pronouncements may have on its financial position or results of operations.

As of the date of adoption, July 1, 2002, the Company expects to have unamortized goodwill in the amount of $49.3 million, and unamortized identifiable intangible assets in the amount of $25.8 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets for the Company was $9.1 million and $17.8 million for the three months and six months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141, excluding the provisions that require that the purchase method of accounting be used for all business combinations, and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial statements at the date of this report, other than the cessation of amortizing goodwill as noted above, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The provisions of SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, which for the Company will be fiscal year 2003. The Company is currently evaluating the impact the adoption of SFAS No. 143 may have on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal year 2003. The Company is currently evaluating the impact the adoption of SFAS No. 144 may have on its financial position and results of operations.

2. Acquisition

FAST Multimedia

In October 2001, the Company acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia, or FAST, a developer of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in the Company’s consolidated financial statements since the acquisition date. The Company acquired technology and products from FAST Multimedia in order to add their sophisticated video editing software applications to the Company’s current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $6.4 million higher than the fair value of the identifiable acquired assets. The Company recorded this $6.4 million amount as goodwill during the quarter ended December 31, 2001.

        The purchase price was approximately $13.7 million, of which approximately $2.3 million was paid in cash and approximately $11.1 million represents the value of shares of the Company’s stock that was or will be issued. In October 2001, the cash portion of the purchase price was paid and a first installment of 1.2 million shares, valued at approximately $5.1 million, was issued. A second installment of approximately 1.0 million shares will be issued in February 2002 and was recorded as a $6.0 million increase to equity as of December 31, 2001. The value of the common shares was determined based on the average market price of the Company’s shares over the three day period before and after the terms of the purchase were agreed to and announced in September 2001. The Company also incurred approximately $0.3 million in transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$316
Property and equipment	449
Identifiable intangible assets	6,750
Goodwill	6,404

Total assets acquired	13,919
Current liabilities assumed	203

Net assets acquired	$13,716

The identifiable intangible assets include developed core technology of $5.0 million, trademarks and trade names of $.7 million, and an established customer base of $1.1 million, and are being amortized over a four-year period. The $6.4 million of goodwill was assigned to the Broadcast and Professional Solutions segment and has not been amortized in accordance with the requirements of SFAS No. 142, and is expected to be deductible for tax purposes.

3. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(In thousands)		(In thousands)
Numerator: Net loss	$(8,279)	$(3,133)	$(23,771)	$(25,360)
Denominator:
Basic and diluted: Weighted-average shares outstanding	56,255	50,951	55,573	50,943
Basic and diluted net loss per share	$(0.15)	$(0.06)	$(0.43)	$(0.50)

For the quarters ended December 31, 2001 and December 31, 2000, the Company excluded options to purchase 11,881,657 and 6,254,674 shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive. For the six-month periods ended December 31, 2001 and December 31, 2000, the Company excluded options to purchase 13,140,500 and 6,302,004 shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive.

The Company will issue approximately 1.0 million shares of its common stock in February 2002, as part of the purchase price and agreement relating to the technology and products that we acquired from FAST in October 2001, which will increase the number of basic and diluted weighted-average shares outstanding during the quarter ended March 31, 2002.

4. Segment Information

For the period July 1, 2000 through June 30, 2001, the Company’s organizational structure was based on three distinct divisions: Broadcast Solutions, Professional Media and Personal Web Video. Beginning on July 1, 2001, the Company reorganized and merged the operations of the Broadcast Solutions and Professional Media divisions into one division named the Broadcast and Professional Solutions division. The new divisions equate to two reportable segments: Broadcast and Professional Solutions, and Personal Web Video.

The Company’s chief operating decision maker evaluates the performance of these divisions based on revenues, gross profit, and operating income (loss) before income taxes, interest income, interest expenses, and other income, excluding the effects of nonrecurring charges including amortization of goodwill and other intangibles related to the Company’s acquisitions and the acquisition settlement. Operating results also include allocations of certain corporate expenses.

The following is a summary of the Company’s operations by operating segment for the three-month and six-month periods ended December 31, 2001 and 2000. Segment information for the three months and six months ended December 30, 2000 have been restated to correspond with the Company’s reorganization of segments described above.

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(In thousands)		(In thousands)
Broadcast and Professional Solutions:
Revenues	$29,492	$32,450	$55,568	$69,577
Gross profit	16,022	16,891	26,330	34,328
Operating loss before amortization of goodwill and other intangibles	(736)	(618)	(8,099)	(2,975)
Amortization of goodwill and other intangibles	8,465	7,105	16,581	14,575
Operating loss after amortization of goodwill and other intangibles	$(9,201)	$(7,723)	$(24,680)	$(17,550)
Personal Web Video:
Revenues	$30,234	$38,900	$51,672	$64,288
Gross profit	13,813	16,339	24,493	25,319
Operating income before amortization of goodwill and other intangibles	1,337	4,856	1,907	5,930
Amortization of goodwill and other intangibles	638	365	1,249	747
Operating income after amortization of goodwill and other intangibles	$699	$4,491	$658	$5,183
Consolidated:
Revenues	$59,726	$71,350	$107,240	$133,865
Gross profit	29,835	33,230	50,823	59,647
Operating income (loss) before amortization of goodwill and other intangibles and acquisition settlement	601	4,238	(6,192)	2,955
Amortization of goodwill and other intangibles	9,103	7,470	17,830	15,322
Operating loss after amortization of goodwill and other intangibles and before acquisition settlement	$(8,502)	$(3,232)	$(24,022)	$(12,367)

The following table reconciles operating loss to total consolidated amounts:

	Three Months Ended December 31, 2000	Six Months Ended December 31, 2000
	(In thousands)	(In thousands)
Total operating loss for reportable segments	$(3,232)	$(12,367)
Unallocated amount: acquisition settlement	(363)	(13,613)

Consolidated operating loss	$(3,595)	$(25,980)

5. Commitments and Contingencies

Legal Actions

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning the Company’s business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs 45 days within which to file a third amended complaint. The Company is defending the case vigorously. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. (DES), wholly owned subsidiaries, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida, or the Athle-Tech Claim. The Athle-Tech Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated, or Athle-Tech, and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the purported Athle-Tech Agreement and was unjustly enriched as a result. Finally, the Athle-Tech Claim requests that the court impose a constructive trust on at least 50% of the proceeds of the purported Athle-Tech Agreement and render a declaratory judgment in favor of Athle-Tech. The Company is vigorously defending the Athle-Tech Claim. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

In March 2000, the Company acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of the Company’s common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, the Company entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, the Company determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. Currently, the DES earnout arbitration is ongoing. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated. The Company expects, based on the current timetable, that the arbitration may be resolved before the end of fiscal 2002.

The Company is engaged in certain additional legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position or results of operations or liquidity, although there can be no assurance as to the outcome of such litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Certain statements in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act), including the last sentence in the fourth paragraph of the section entitled “Net Sales” included in Results of Operations relating to demand for “live-to-air” systems, the third sentence of the sixth paragraph of the section entitled “Net Sales” included in Results of Operations relating to Personal Web Video sales, the last sentence in the eleventh paragraph of the section entitled “Net Sales” included in Results of Operations relating to international sales, the last sentence in the sixth paragraph entitled “Engineering and Product Development” included in Results of Operations relating to engineering and product development resources, the second last sentence of the third paragraph of the section entitled “Amortization of Acquisition-Related Intangible Assets” included in Results of Operations relating to the potential effects of impairment charges, the last sentence in the first paragraph included in Liquidity and Capital Resources relating to cash and cash equivalent balances, the fifth paragraph included in Recent Accounting Pronouncements relating to SFAS Nos. 141 and 142, the third sentence of the paragraph entitled “Foreign Currencies” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk related to local currency hedging measures, the last sentence of the first paragraph entitled “Fixed Income Investments” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk related to our investment portfolio and the last sentence of the second paragraph entitled “Fixed Income Investments” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk related to our exposure to market and credit risk. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: our ability to manage growth; the risks associated with successfully integrating acquired businesses; impairment of our goodwill and other intangible assets; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in our quarterly and annual operating results; the risks associated with our reliance on sales of large broadcast systems to a limited number of customers for a large portion of our Broadcast and Professional Solutions division revenues; the risks associated with quarterly and annual net losses; our highly competitive industry and rapid technological change within our industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the risks associated with quarter-end discounting and any resulting delayed sales; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; our dependence on retention and attraction of key employees; our ability to develop and install our Vortex News systems; the risks associated with future acquisitions; the volatility of our stock; the risks associated with excess or obsolete inventory; the risks associated with international licensing and operations; the risks associated with the September 11, 2001 terrorist attacks; general economic and business conditions; and other factors referenced in this Report.

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

Broadcast and Professional Solutions Products

For the broadcast market, we currently offer products that provide systems solutions to broadcasters. This includes products that provide real time digital effects, still image management and storage, and real time video character generation. We also sell digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control surfaces for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 2001 and during the first and second quarters of fiscal 2002 were the DVExtreme, Lightning, Deko, Thunder, Media Stream, and Sports family of products. In addition, we sell BroadNet solutions, which is a network technology that enables our broadcast products to be networked together for easy interoperability, and to facilitate the exchange of information through the Internet. The MediaStream server family complements our Thunder family, to provide a more complete line of broadcast quality video-server solutions. Our sports products supply sports editing software used by professional and school teams around the world. Combined, these businesses give us a leading position in this important video market. We continue to develop Vortex News products and have initiated some customer installations. We have not recognized any Vortex News revenue to date under Staff Accounting Bulleting No. 101, “Revenue Recognition in Financial Statements.”

Our professional products are designed to provide video professionals with the tools to create high quality digital video productions and to distribute those products in the form of videotape, CD, DVD, or over the Internet. We have two general classes of professional products: content creation and Internet streaming products. The content creation products allow users to create professional video productions and include hardware-based products such as the TARGA family of digital video boards and software products such as Commotion. The Internet streaming products allow users to send or stream live or previously recorded rich media, including video, over the Internet. The streaming products include StreamGenie, which is used to produce and broadcast live events over the Internet, and StreamFactory, which encodes video and audio sources in real time for streaming over the Internet.

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

Our professional desktop products, some of which include Adobe’s Premiere video editing software, include DV200, DV500plus, and Pro-ONE.

Our consumer products allow home users to edit their home video to create professional looking home movies using a personal computer and camcorder. We have developed an easy-to-use software interface called the Studio application, which serves as the primary interface for all of our Studio consumer video editing products. Our consumer products include Studio Version 7, Studio DV, Studio DVplus, and Studio DC10plus.

Results of Operations

Net Sales. Net sales decreased 16.3% to $59.7 million in the quarter ended December 31, 2001, from $71.4 million in the quarter ended December 31, 2000. Net sales decreased 19.9% to $107.2 million in the six months ended December 31, 2001, from $133.9 million in the six months ended December 31, 2000. The global economic downturn contributed significantly to our overall sales decline, although the impact was more significant in our international sales.

In the quarter ended December 31, 2001, the Broadcast and Professional Solutions division represented 49.4% of our total sales, while the Personal Web Video division represented 50.6% of our total sales in the same period. In the six months ended December 31, 2001, the Broadcast and Professional Solutions division represented 51.8% of our total sales, while the Personal Web Video division represented 48.2% of our total sales the same period.

The following is a summary of revenues by division:

Three Months Ended December 31:					Increase
(In thousands)	2001	%	2000	%	(Decrease)
Division
Broadcast and Professional Solutions	$29,492	49.4%	$32,450	45.5%	(9.1)%
Personal Web Video	30,234	50.6%	38,900	54.5%	(22.3)%

	$59,726	100.0%	$71,350	100.0%	(16.3)%

Six Months Ended December 31:					Increase
(In thousands)	2001	%	2000	%	(Decrease)
Division
Broadcast and Professional Solutions	$55,568	51.8%	$69,577	52.0%	(20.1)%
Personal Web Video	51,672	48.2%	64,288	48.0%	(19.6)%

	$107,240	100.0%	$133,865	100.0%	(19.9)%

Net sales decreased in the quarter and six months ended December 31, 2001 in both the Broadcast and Professional Solutions and the Personal Web Video divisions. Broadcast and Professional Solutions sales decreased 9.1% to $29.5 million in the quarter ended December 31, 2001, from $32.5 million in the quarter ended December 31, 2000. Broadcast and Professional Solutions sales decreased 20.1% to $55.6 million in the six months ended December 31, 2001, from $69.6 million in the six months ended December 31, 2000. Broadcast and Professional Solutions sales decreased because of decreases in sales of our content creation products and team sports systems, which were partially offset by increases in sales of solutions used by broadcasters in live-to-air applications, including our Deko and DVExtreme products, and the addition of $2.1 million in sales of products from product lines acquired from FAST Multimedia in October 2001.

The terrorist attacks in September 2001 appear to have increased public interest in live news broadcasts, which, in turn, appears to have increased interest and demand from large broadcasters for integrated systems that manage “live-to-air” broadcasts. We saw an increase in sales of “live-to-air” systems during the quarter ended December 2001, but we cannot be certain that this increased demand was the direct result of those events, or that such increasing demand will continue.

Personal Web Video sales decreased 22.3% to $30.2 million in the quarter ended December 31, 2001 from $38.9 million in the quarter ended December 31, 2000. Personal Web Video sales decreased 19.6% to $51.7 million in the six months ended December 31, 2001 from $64.3 million in the six months ended December 31, 2000. Personal Web Video sales decreased due to a decrease in sales of products aimed at the business market, which include the DV500, DC30plus, DC1000, and DC2000 products. This sales decrease was partially offset by increased sales for some of our new business products, which include Pro-ONE, that was introduced to the market in August 2001, and our new consumer software products, including Studio version 7 editing software, that shipped in June 2001, and Pinnacle Express DVD authoring software, that was introduced to the market in September 2001.

Since a majority of our Personal Web Video sales are directed toward the consumer, we usually experience an increase in sales during the second quarter of our fiscal year due to the “holiday buying season.” Our Personal Web Video sales have, in the past, increased from the first quarter to the second quarter of our fiscal year and, subsequently, decreased from the second quarter to the third quarter of our fiscal year. We have no reason to believe that the third quarter of fiscal year 2002 will be different. During fiscal 2002, our Personal Web Video sales increased 41.0% from the first quarter to the second quarter, and we expect sales to decrease from the second quarter to the third quarter. During fiscal 2001, our Personal Web Video sales increased 53.2% from the first quarter to the second quarter and, subsequently, decreased 20.1% from the second quarter to the third quarter. During fiscal 2000, our Personal Web Video sales increased 46.2% from the first quarter to the second quarter and, subsequently, decreased 10.7% from the second quarter to the third quarter.

In an effort to reduce costs during the quarter ended December 31, 2001, we effectively shut down our operations for one week during the Thanksgiving holiday and for the holiday week during the last week of December 2001. This shut down resulted in the majority of our employees taking vacation during the shut down periods, which reduced our operating expenses during the quarter. It is not expected that we will have similar savings during the third quarter of fiscal 2002. The additional effect of shutting down for the holiday week during the last week of December 2001 was that the Company shipped most of the quarter’s sales on or prior to December 21, 2001.

Deferred revenue increased from $3.4 million as of June 30, 2001 to $12.7 million as of December 31, 2001. This increase in deferred revenue was primarily due to an increase in large system sales in our Broadcast and Professional Solutions division. As of December 31, 2001, we billed certain customers for several installments but did not recognize any of the revenue associated with these large system sales. We will recognize the revenue for these large system sales upon the completion of installation and customer acceptance.

The Company records sales return allowances based on the estimated returns by products line. The Company generally experiences a higher sales return rate for the products sold through the Personal Web Video division than for products sold through the Broadcast and Professional division, since history shows that consumers return products at a higher rate than broadcasters or professionals who purchase larger video systems. Sales during the second quarter of fiscal 2002 were more heavily weighted toward the consumer products sold through the Personal Web Video division as a result of the seasonally strong “holiday” sales, and as a result the overall sale return allowance in the second quarter of fiscal 2002 was higher as a percentage of overall Company sales than during other quarters of fiscal 2002.

The Company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. The Company analyzes these accounts on an ongoing basis and adjusts the allowance for doubtful accounts at the end of each quarter. Due to the slower than usual economy, the Company has experienced a higher level of customer accounts that have been deemed doubtful. As such, the allowance for doubtful accounts increased during the second quarter of fiscal 2002.

The following is a summary of revenues by region:

Three Months Ended December 31:					Increase
(In thousands)	2001	%	2000	%	(Decrease)
Region
North America	$27,439	45.9%	$28,186	39.5%	(2.7)%
International	32,287	54.1%	43,164	60.5%	(25.2)%

	$59,726	100.0%	$71,350	100.0%	(16.3)%

Six Months Ended December 31:					Increase
(In thousands)	2001	%	2000	%	(Decrease)
Region
North America	$54,248	50.6%	$56,638	42.3%	(4.2)%
International	52,992	49.4%	77,227	57.7%	(31.4)%

	$107,240	100.0%	$133,865	100.0%	(19.9)%

For the quarters ended December 31, 2001 and December 31, 2000, international sales (sales outside of North America) represented 54.1% and 60.5% of our net sales, respectively, while North America sales represented 45.9% and 39.5% of our net sales, respectively. For the six months ended December 31, 2001 and December 31, 2000, international sales represented 49.4% and 57.7% of our net sales, respectively, while North America sales represented 50.6% and 42.3% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

International sales decreased 25.2% to $32.3 million in the quarter ended December 31, 2001 from $43.2 million in the quarter ended December 31, 2000. International sales decreased 31.4% to $53.0 million in the six months ended December 31, 2001 from $77.2 million in the six months ended December 31, 2000. International sales decreased primarily due to decreased sales in Europe and the Asia Pacific region resulting from the economic downturn, which impacted our international sales more than our North America sales. North America sales decreased 2.7% to $27.4 million in the quarter ended December 31, 2001 from $28.2 million in the quarter ended December 31, 2000. North America sales decreased 4.2% to $54.3 million in the six months ended December 31, 2001 from $56.6 million in the six months ended December 31, 2000. North America sales decreased primarily due to the economic downturn.

Gross Margins. We distribute and sell our products to end users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our gross margins, vary depending on the product, the channel of distribution, the volume of product purchased, and other factors. Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage.

In the quarter ended December 31, 2001, our total gross margins as a percentage of net sales increased to 50.0% from 46.6% in the quarter ended December 31, 2000. In the six months ended December 31, 2001, our total gross margins increased to 47.4% from 44.6% in the six months ended December 31, 2000. Included in the cost of sales for the six months ended December 31, 2001 is a $2.3 million inventory charge related to the devaluation of products used in our Vortex News systems, which is included in our Broadcast and Professional Solutions division. Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, gross margins would have been 49.5% in the six months ended December 31, 2001. Included in the cost of sales for the six months ended December 31, 2000 is a $2.5 million inventory charge for discontinued products and accessories, which related to the Broadcast and Professional Solutions division.

Excluding the $2.5 million inventory charge, which was recorded in the quarter ended September 30, 2000, gross margins would have been 46.4% in the six months ended December 31, 2000. The increase in our overall gross margins for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 (excluding the aggregate inventory charge of $4.8 million) was due to increased gross margins in the Personal Web Video division, which were offset by decreased gross margins in the Broadcast and Professional Solutions division. The increase in our overall gross margins for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 was due to increased gross margins in both the Personal Web Video and the Broadcast and Professional Solutions divisions.

Personal Web Video gross margins increased to 45.7% from 42.0% in the quarters ended December 31, 2001 and December 31, 2000, respectively. Personal Web Video gross margins increased to 47.4% from 39.4% in the six months ended December 31, 2001 and December 31, 2000, respectively. The increase in Personal Web Video gross margins during the quarter and six months ended December 31, 2001 was primarily due to an increase in software sales and a more favorable mix of higher margin product sales.

Broadcast and Professional Solutions gross margins increased to 54.3% from 52.1% in the quarters ended December 31, 2001 and December 31, 2000, respectively. The increase in Broadcast and Professional Solutions gross margins for the quarter ended December 31, 2001 was primarily due to the addition of $2.1 million in sales of products from product lines acquired from FAST in October 2001, which generated higher margins, and a more favorable product mix towards live-to-air products. Broadcast and Professional Solutions gross margins decreased to 47.4% from 49.3% in the six months ended December 31, 2001 and December 31, 2000, respectively. Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, Broadcast and Professional Solutions gross margins would have been 51.5% in the six months ended December 31, 2001. Excluding the $2.5 million inventory charge, which was recorded in the quarter ended September 30, 2000, Broadcast and Professional Solutions gross margins would have been 52.9% in the six months ended December 31, 2000. The decrease in Broadcast and Professional Solutions gross margins for the six months ended December 31, 2001 was primarily due to an overall lower sales volume without a corresponding decrease in manufacturing overhead costs.

Engineering and Product Development. Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses decreased 6.7% to $7.4 million in the quarter ended December 31, 2001 from $8.0 million in the quarter ended December 31, 2000. Engineering and product development expenses decreased 9.6% to $14.8 million in the six months ended December 31, 2001 from $16.3 million in the six months ended December 31, 2000. The decrease was primarily due to our efforts to reduce engineering expenses to be in line with our lower revenue for the six months ended December 31, 2001 compared to the six months ended December 31, 2000. As a percentage of sales, engineering and product development expenses increased to 12.5% in the quarter December 31, 2001, from 11.2% in the quarter ended December 31, 2000. As a percentage of sales, engineering and product development expenses increased to 13.8% in the six months ended December 31, 2001, from 12.2% in the six months ended December 31, 2000. Engineering and product development expenses increased, as a percentage of sales, because we believe that investment in research and development is crucial to our future growth and position in the industry and we expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

Sales and Marketing. Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 6.8% to $17.8 million in the quarter ended December 31, 2001, from $16.7 million in the quarter ended December 31, 2000. Sales and marketing expenses increased 5.1% to $33.9 million in the six months ended December 31, 2001, from $32.3 million in the six months ended December 31, 2000. As a percentage of sales, sales and marketing expenses increased to 29.8% in the quarter ended December 31, 2001, from 23.4% in the quarter ended December 31, 2000. As a percentage of sales, sales and marketing expenses increased to 31.6% in the six months ended December 31, 2001, from 24.1% in the six months ended December 31, 2000. The increase was primarily due to the broader sales organization that we established in our Personal Web Video division in an effort to better serve the various local markets.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting costs, IT infrastructure costs, bad debt expense, and other corporate administrative expenses. General and administrative expenses decreased 8.4% to $4.0 million in the quarter ended December 31, 2001, from $4.3 million in the quarter ended December 31, 2000. General and administrative expenses increased 3.1% to $8.3 million in the six months ended December 31, 2001, from $8.1 million in the six months ended December 31, 2000. As a percentage of sales, general and administrative expenses increased to 6.7% in the quarter ended December 31, 2001 from 6.1% in the quarter ended December 31, 2000. As a percentage of sales, general and administrative expenses increased to 7.8% in the six months ended December 31, 2001 from 6.1% in the six months ended December 31, 2000. The decrease in general and administrative expenses for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 was primarily due to lower bad debt expense. The increase in general and administrative expenses for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 was primarily due to a reorganization charge, relating to severance and associated costs, of approximately $0.7 million during the quarter ended September 30, 2001 compared to $0.4 million during the quarter ended September 30, 2000. We also incurred higher legal costs relating to the DES earnout claim, the Athle-Tech claim, and the Stock Option Exchange Program, which were offset by lower bad debt expense, during the six months ended December 31, 2001 compared to the six months ended December 31, 2000.

Amortization of Acquisition—Related Intangible Assets. Acquisition-related intangible assets result from our acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. As of December 31, 2001, our goodwill and other intangible assets were $93.1 million.

Amortization of acquisition related intangibles consists of amortization of goodwill and identifiable intangibles including, among other assets, core/developed technology, customer base, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased 21.9% to $9.1 million in the quarter ended December 31, 2001 from $7.5 million in the quarter ended December 31, 2000. The amortization increased 16.4% to $17.8 million in the six months ended December 31, 2001 from $15.3 million in the six months ended December 31, 2000. The increase is primarily related to the amortization of approximately $16.5 million of additional goodwill, which we recorded in April 2001 in connection with our buyout of the earnout payments otherwise payable to the former Montage shareholders, the amortization resulting from the technology and products that we acquired from FAST Multimedia in October 2001 and the DVD authoring technology that we acquired from Minerva Networks, Inc. in December 2000.

We review our long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Because of the recent general economic decline, we are periodically evaluating whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on discounted cash flows. If, as a result of our analysis, we determine that our intangible assets have been impaired, we will recognize the asset impairment charges in the quarter in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, SFAS No. 142, “Goodwill and Other Intangible Assets,” which we intend to adopt on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. This statement will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment. We are currently evaluating the provisions of SFAS 142. See Recent Accounting Pronouncements.

Acquisition Settlement. On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. During the quarter ended September 30, 2000, we recorded a charge of $13.2 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. During the quarter ended December 31, 2000, we recorded an additional charge of $0.4 million associated with this obligation. As of December 31, 2000, we had recorded a liability of $2.1 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined by an independent appraiser using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at December 31, 2000 of $2.1 million and the actual payment in June 2001 was recorded in June 2001 as a reduction to lower the initial charge to the final expense of $12.9 million.

Interest and Other Income, net. Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper. During the quarter ended December 31, 2001, interest income decreased approximately 10.8% to $0.4 million from $0.5 million in the quarter ended December 31, 2000. During the six months ended December 31, 2001, interest income decreased approximately 37.0% to $0.6 million from $1.0 million in the six months ended December 31, 2000. The decrease for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 was primarily due to a one-time interest payment that we made in August 2001 to a certain customer in connection with a sales contract. In addition, positive cash flows generated from our operations for the quarter and six months ended December 31, 2001 obtained lower interest yields than investments made during the same periods last year.

Income Tax Expense. Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $0.2 million and $0.4 million for the quarter and six months ended December 31, 2001, respectively, resulting from income from our international subsidiaries. We did not record a provision for income taxes for the quarter and six months ended December 31, 2000. We have provided a valuation allowance for our net deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. The total valuation allowance was $32.5 million and $9.3 million as of June 30, 2001 and 2000, respectively.

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

Liquidity and Capital Resources

During the six months ended December 31, 2001, cash and cash equivalents increased $18.4 million, compared to a decrease of $9.6 million during the six months ended December 31, 2000. Cash and cash equivalents were $66.1 million as of December 31, 2001, compared to $48.8 million as of December 31, 2000. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our current operations and growth for the foreseeable future.

Our operating activities generated cash of $22.3 million during the six months ended December 31, 2001, compared to consuming cash of $16.7 million during the six months ended December 31, 2000. Cash generated from operations during the six months ended December 31, 2001 was attributable to a significant decrease in accounts receivable and a significant increase in deferred revenues, which were partially offset by decreases in accounts payable and accrued expenses. As a result, we maintained positive cash flows from operations for the quarter and six months ended December 31, 2001, despite incurring net losses of $8.3 million and $23.8 million, respectively. The significant decrease in our accounts receivable was the result of more linear sales, more aggressive cash management and collections, and some advanced payments on several large system sales, which we recorded as deferred revenue. We cannot reasonably expect accounts receivable to continue to decrease at this rate and, therefore, we expect that our accounts receivable may increase in the future. Cash consumed from operations during the six months ended December 31, 2000 resulted from the net loss we incurred, after adjusting for depreciation, amortization, and the acquisition settlement, in addition to an increase in inventory and accounts receivable and a decrease of accounts payable and accrued expenses.

Our investing activities consumed cash of $7.6 million during the six months ended December 31, 2001, compared to generating cash of $10.3 million during the six months ended December 31, 2000. Cash consumed from investing activities during the six months ended December 31, 2001 was due to the purchase of marketable securities, a cash payment for the acquired technology and products from FAST Multimedia, and the purchase of property and equipment. Cash generated from investing activities during the six months ended December 31, 2000 was primarily due to the maturity and sale of our investments in marketable securities, which was partially offset by cash payments for the acquisition of Propel Ahead, Inc., the acquired DVD authoring technology from Minerva Networks, Inc., and the purchase of property and equipment.

Our financing activities generated cash of $1.8 million during the six months ended December 31, 2001, compared to consuming cash of $3.4 million during the six months ended December 31, 2000. Cash generated from financing activities during the six months ended December 31, 2001 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options. Cash consumed from financing activities during the six months ended December 31, 2000 was primarily due to the repurchase of our stock on the open market, which was partially offset by proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

In November 2001, we offered a Stock Option Exchange Program to certain eligible employees, which provided these employees with the opportunity to tender their existing stock options in exchange for an equal number of replacement options to be granted in June 2002, with an exercise price equal to the fair market value of our common stock on the date that the new options are granted. Of the 11.0 million stock options that were eligible to be tendered, 2.6 million, or 24%, of the options were tendered in December 2001.

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Six-Month Period January 1, 2002 through June 30, 2002:
2002	$2,371

For the Fiscal Years Ending June 30,
2003	4,445
2004	3,622
2005	2,090
2006	1,694
Thereafter	2,628

Total Lease Obligations	$16,850

The lease obligation remaining for the current fiscal year 2002 represents only a six-month period from January 1, 2002 through June 30, 2002. The lease obligation disclosure, above, represents a four and one half year period from January 1, 2002 through June 30, 2006 and any lease obligations thereafter.

Other Contractual Obligations

The Company’s contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, the Company does not have any capital leases, long-term debt, other long-term obligations, or contractual cash obligations.

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (PO’s) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture the Company’s products for sale. The Company places PO’s with its vendors on an ongoing basis based on the Company’s internal sales forecasts. The value of outstanding PO’s can range anywhere from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As an example, for the amount of business that was done in the second quarter of fiscal 2002, total commitments could have ranged anywhere from approximately $12 million to $25 million. The actual value of outstanding PO’s at the end of the second quarter of fiscal 2002 was at the lower end of this range. The total value of these commitments can vary from quarter to quarter based on a variety of factors including the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these PO’s are firm commitments that cannot be cancelled, though some PO’s can be rescheduled without penalty and some can be completely canceled with little or no penalty.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

We have identified the accounting policies below as the policies more critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2001. Our critical accounting policies are as follows:

•	Revenue recognition

•	Sales returns and allowance for doubtful accounts

•	Valuation of intangible assets and goodwill

Revenue recognition.    We derive our revenue from two primarily sources: (i) sale of products, both hardware and software licenses; and to a lesser extent (ii) services and support revenue which includes software and hardware maintenance and training. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates. For most of our transactions, we apply the provisions of SEC Staff Accounting Bulletin 101 “Revenue Recognition.” However, revenues from sales of software are recognized in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended and interpreted.

We recognize revenue from the sale of hardware and software products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured.

For all sales, we use either a binding purchase order or another form of documented agreement as evidence of an arrangement. Sales to most of our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer.

At the time of a transaction, we assess whether the sale amount is fixed and determinable and whether collection is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is recognized upon acceptance, which occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. For sales to distributors who have only limited return rights, revenue is generally recognized at the time of shipment and a sales return reserve is recorded to provide for estimated product returns. For sales to distributors who have unlimited return rights, revenue is recognized when the product is sold through to their customer.

Software products include telephone support, for which the expense is accrued at the time of sale, for one year. Certain hardware products include telephone support and maintenance services for specified periods of time up to one year. For such hardware products, when telephone support is provided at no additional charge during the product’s initial warranty period, and no other product enhancements or upgrades are provided, the cost of telephone support is accrued at the time of product shipment. Revenue from other hardware telephone support and maintenance, including extended or enhanced support and maintenance contracts, is deferred and recognized ratably over the period of the related agreements.

Our systems sales frequently involve multiple elements such as hardware product, installation, training, and maintenance. For arrangements with multiple elements representing separate earnings processes, revenue is allocated to the elements based upon the relative fair values of those elements. Fair value of services such as installation or training is based upon separate sales by us of these services to other customers, or the quoted rates for such services by our competitors. The amounts allocated to installation and training are recognized as the services are delivered. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. The amounts allocated to maintenance and support are recognized ratably over the maintenance period. For systems with complex installation processes that are considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation.

Sales returns and allowance for doubtful accounts.    The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements. Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return allowance. Sales return allowances are then based on the estimated returns by product. Significant management judgments and estimates must be made and used in connection with establishing the sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our management must also make estimates of the uncollectability of our accounts receivables. The company records an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer creditworthiness, current economic trends takes, international situations (such as currency devaluations), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Valuation of intangible assets and goodwill.    We review our long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

Because of the recent general economic decline, we are periodically evaluating whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on discounted cash flows. If, as a result of our analysis, we determine that our intangible assets have been impaired, we will recognize the asset impairment charges in the quarter in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we intend to adopt on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, we no longer amortize goodwill for any acquisitions completed since the beginning of the fiscal year. SFAS No. 142 will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment. We are currently evaluating the provisions of SFAS 142. See Recent Accounting Pronouncements.

Recent Accounting Pronouncements

In April 2001, the EITF reached a consensus on Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.” Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor’s products is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. Issue No. 00-25 is required to be implemented no later than in annual or interim financial statements for periods beginning after December 15, 2001, which for us will be the third quarter of fiscal 2002. We are currently evaluating the impact the adoption of Issue No. 00-25 may have on our financial position and results of operations.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting; therefore, the pooling-of-interests method of accounting is prohibited. SFAS No. 141 also requires that an intangible asset acquired in a business combination be recognized apart from goodwill if: (i) the intangible asset arises from contractual or other legal rights or (ii) the acquired intangible asset is capable of being separated from the acquired enterprise, as defined in SFAS No. 141. SFAS No. 141 is effective for all business combinations completed after June 30, 2001 and accounted for as a purchase and for all business combinations initiated after June 30, 2001, as defined by Accounting Principles Board Opinion No. 16, “Business Combinations.”

SFAS No. 142 requires that goodwill not be amortized but be tested for impairment at the reporting unit level (Reporting Unit) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. A Reporting Unit is the same level as or one level below an operating segment, as defined by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Identifiable intangible assets with an indefinite life, as defined in SFAS No. 142, will not be amortized until their life is determined to be finite. All other identifiable intangible assets are required to be amortized over their useful life and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Goodwill is not tested for impairment under SFAS No. 121, but instead is tested for impairment as prescribed in SFAS No. 142.

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective beginning on July 1, 2002, the date the Company is required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142.

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

        As of the date of adoption, July 1, 2002, we expect to have unamortized goodwill in the amount of $49.3 million, and unamortized identifiable intangible assets in the amount of $25.8 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets was $9.1 million and $17.8 million for the three months and six months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141, excluding the provisions that require that the purchase method of accounting be used for all business combinations, and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on our financial statements at the date of this report, other than the cessation of amortizing goodwill as noted above, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The provisions of SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, which for the Company will be fiscal year 2003. We are currently evaluating the impact the adoption of SFAS No. 143 may have on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal year 2003. We are currently evaluating the impact the adoption of SFAS No. 144 may have on our financial position and results of operations.

FACTORS THAT COULD AFFECT FUTURE RESULTS

☒ There are various factors which may cause our quarterly net revenues and operating results to fluctuate. Quarter-to-quarter variations could result in a substantial decrease in our stock price if our revenues or operating results are below analysts’ expectations.

Our quarterly operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

•	Increased competition and pricing pressure;

•	Timing of significant orders from and shipments to major customers, including OEM’s and our large broadcast accounts;

•	Timing and market acceptance of new products;

•	Success in developing, introducing and shipping new products;

•	Dependence on distribution channels through which our products are sold;

•	Accuracy of our and our resellers’ forecasts of end-user demand;

•	Accuracy of inventory forecasts;

•	Ability to obtain sufficient supplies from our subcontractors;

•	Timing and level of consumer product returns;

•	Foreign currency fluctuations;

•	Costs of integrating acquired operations; and

•	General domestic and international economic conditions.

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

Our operating expense levels are based, in part, on our expectations of future revenue. As a result, any shortfall in our quarterly net sales would have a disproportionate affect on our quarterly net income. The resulting quarter-to-quarter variations in our revenues and operating results could create uncertainty about the direction or progress of our business, which could cause our stock price to decline.

Due to these factors, our quarterly revenues and operating results are not predictable with any significant degree of accuracy. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

☒ Deteriorating market conditions and continued economic uncertainty could materially adversely impact our revenues and growth rate.

As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. Although our sales increased in the second quarter of fiscal 2002 from the first quarter of fiscal 2002, we still remain uncertain of our sales for the remainder of fiscal 2002 due to current unfavorable economic conditions. The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for these products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If United States or international economic conditions worsen, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

☒ Our revenues, particularly in the Broadcast and Professional Solutions Division, are becoming increasingly dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant customers terminate their relationship, or contracts, with us, modify their requirements which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

We expect sales of large broadcast systems to a few significant customers to continue to constitute a material portion of our net revenues. Our quarterly and annual revenues could fluctuate significantly if:

•	Sales to one or more of our significant customers are delayed or are not completed within a given quarter;

•	The contract terms preclude us from recognizing revenue during that quarter;

•	We are unable to provide any of our major customers with products in a timely manner and on competitive pricing terms;

•	Any of our major customers experience competitive, operational or financial difficulties;

•	Any of our major customers terminate their relationship with us or significantly reduce the amount of business they do with us; or

•	Any of our major customers reduce their capital investments in our products in response to slowing economic growth.

If we are unable to complete anticipated transactions within a given quarter, our revenues may fall below the expectations of market analysts, and our stock price could decline.

☒ We incurred losses in fiscal 2001 and in the first and second quarters of fiscal 2002, and expect to continue to incur losses throughout the remainder of fiscal 2002.

In fiscal 2001, we recorded net losses of approximately $60.5 million. In the first quarter of fiscal 2002, we recorded a net loss of $15.5 million. In the second quarter of fiscal 2002, we recorded a net loss of $8.3 million. In light of the current economic downturn, we expect revenues in fiscal 2002 to be lower than revenues in fiscal 2001 and, as a result, we expect to incur net losses in fiscal 2002.

If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may decline.

☒ Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that will adversely affect our financial position.

As of December 31, 2001, we had approximately $93.1 million of goodwill and other intangible assets. Since the time that we acquired many of these assets, our stock price has declined significantly and, as of September 30, 2001, the net book value of our intangible assets on our balance sheet exceeded our market capitalization. Since September 30, 2001, our stock price has increased and, as of December 31, 2001, our market capitalization exceeded the net book value of our intangible assets. We periodically evaluate whether our goodwill, other intangible assets and other long-lived assets have been impaired. This evaluation includes an analysis of the estimated future undiscounted net cash flows that we expect to generate by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge equal to the amount by which the carrying value of the assets exceeds their fair market value. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill and other intangible assets have been impaired in any particular quarter, we will recognize asset impairment charges for that quarter. Asset impairment charges of this nature could be significant and could have a material adverse effect on our financial position and results of operations.

☒ Quarter-end discounting, resulting from customers delaying negotiations until quarter-end in an effort to improve their ability to obtain more favorable pricing terms, may delay sales transactions.

We recognize a substantial portion of our revenues in the last month or weeks of a given quarter, and our revenues in a given quarter depend substantially on orders booked during the last month or weeks of a quarter. Due to the prevalence of end-of-month sales activity, if certain sales cannot be closed during those last weeks, sales may be deferred until the following quarter. This may cause our quarterly revenues to fall below analysts’ expectations.

☒ The recent terrorist attacks in New York City and Washington could have an adverse effect on our business, results of operations and financial condition.

The September 11, 2001 terrorist attacks in New York City and Washington, D.C. could have an adverse effect on our revenues, results of operations and financial condition. Throughout 2001 and the beginning of 2002, capital investment by businesses, particularly capital investment in technology, declined significantly. Economic and political uncertainty resulting from the attacks could result in further declines in new technology investments. We do not know what the continuing effect of the September attacks, any new attacks or the war in Afghanistan could have on our business, revenues or results of operations. If businesses decide to defer or cancel purchases of our products, our revenues would decline, and our results of operations and financial condition would be adversely affected.

☒ We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand either in volume or quality, our business and financial condition could be materially harmed.

We rely on subcontractors to manufacture our professional and consumer products and the major subassemblies of our broadcast products. We and our manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in our products, including certain key integrated circuits. Our strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

•	Loss of control over the manufacturing process;

•	Potential absence of adequate manufacturing capacity;

•	Potential delays in lead times;

•	Unavailability of certain process technologies;

•	Reduced control over delivery schedules, manufacturing yields, quality and cost; and

•	Unexpected increases in component costs.

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

☒ We must retain key employees to remain competitive.

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

☒ If we experience difficulty in developing and installing our Vortex News systems, our financial position and results of operations could be harmed.

In March 2000, we acquired all of the outstanding stock of Montage. The Montage product line includes Vortex News, a networked news solution for broadcasters. Since the Montage acquisition, we have invested significant resources and capital to further develop the Vortex News products, and to integrate those products into our existing products. We have received orders for our Vortex News products from a few important customers. As of December 31, 2001, we have not completed the installation nor assured the proper functioning of any large Vortex News installations. If we experience difficulty in installing our Vortex News systems or in adapting these systems to our customers’ needs, or if our customers are dissatisfied with the functionality or performance of our Vortex News systems once they are installed, these systems may not obtain broad market acceptance or contribute meaningfully to our revenues or profitability. In addition, if we do not successfully install, market and sell these systems, we will consume significant resources without obtaining commensurate revenue, and our financial position and results of operations will be harmed.

☒ Any failure to successfully integrate the businesses we have acquired or which we acquire in the future could have an adverse effect on our business or results of operations.

Over the past three years, we have acquired a number of businesses and technologies and expect to continue to make acquisitions as part of our growth strategy. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP, and Truevision, Inc. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

•	Distracting management from the day-to-day operations of our business;

•	Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel;

•	Difficulty in realizing the potential financial or strategic benefits of the transaction;

•	Difficulty in maintaining uniform standards, controls, procedures and policies;

•	Possible impairment of relationships with employees and customers as a result of integration of new businesses and management personnel;

•	Potentially dilutive issuances of our equity securities; and

•	Incurring debt and amortization expenses related to goodwill and other intangible assets.

☒ Our stock price may be volatile.

The trading price of our common stock has in the past, and could in the future, fluctuate significantly. These fluctuations have been, or could be, in response to numerous factors, including:

•	Quarterly variations in results of operations;

•	Announcements of technological innovations or new products by us, our customers or competitors;

•	Changes in securities analysts’ recommendations;

•	Announcements of acquisitions;

•	Changes in earnings estimates made by independent analysts; and

•	General fluctuations in the stock market.

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

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against the issuing company. In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs 45 days within which to file a third amended complaint. We are defending the case vigorously.

It is possible that additional similar litigation could be brought against us in the future. The securities class action lawsuit described above and any similar litigation which may be brought against us could result in substantial costs and would likely divert management’s attention and resources. Any adverse determination in such litigation could also subject us to significant liabilities.

☒ If our products do not keep pace with the technological developments in the rapidly changing video post-production equipment industry, our business may be materially adversely affected.

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

We are critically dependent on the successful introduction, market acceptance, manufacture and sale of new products that offer our customers additional features and enhanced performance at competitive prices. Once a new product is developed, we must rapidly commence volume production. This process requires accurate forecasting of customer requirements and attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. In addition, as is typical with any new product introduction, quality and reliability problems may arise. Any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and limited market acceptance of the product.

☒ If we do not compete effectively against other companies in our markets, our business and results of operations will be harmed.

The market for our products is highly competitive and diverse, and the technologies for our products can change rapidly. New products are introduced frequently and existing products are continually enhanced. We compete in the broadcast, professional and consumer video production markets. We anticipate increased competition in each of the broadcast, professional and consumer video production markets, particularly since the industry continues to undergo a period of rapid technological change and consolidation. Competition for our broadcast, professional, and consumer video products is generally based on:

•	Product performance;

•	Breadth of product line;

•	Quality of service and support;

•	Market presence;

•	Price; and

•	Ability of competitors to develop new, higher performance, lower cost consumer video products.

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

Increased competition in the broadcast, professional or consumer markets could result in price reductions, reduced margins and loss of market share. If we cannot compete effectively in these markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease and our operating results will be adversely affected.

☒ We rely heavily on dealers and OEMs to market, sell and distribute our products. In turn, we depend heavily on the success of these resellers. If these resellers are not successful in selling our products or if we are unsuccessful in opening up new distribution channels, our financial performance will be negatively affected.

A significant portion of our sales are sourced, developed and closed through dealers and OEMs. We believe that these resellers have a substantial influence on customer purchase decisions, especially purchase decisions by large enterprise customers. These resellers may not effectively promote or market our products or may experience financial difficulties and even close operations. In addition, our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time, refuse to promote or pay for our products. Also, since many of our distribution arrangements are non-exclusive, our resellers may carry our competitors’ products and could discontinue our products in favor of our competitors’ products.

Also, with these distribution channels standing between us and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product just to keep their stores stocked with the newest products, not because there is a significant demand for them.

With respect to consumer products offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Rapid change and financial difficulties of distributors have characterized distribution channels for consumer retail products. Our consumer product distribution network has exposed us to the following risks, some of which are out of our control:

•
We are obligated to provide price protection to such retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations;

•	The distributors or retailers may not continue to stock and sell our consumer products; and

•	Retailers and retail distributors often carry competing products.

As a result of these risks, we could experience unforeseen variability in our revenues and operating results.

☒ Excess or obsolete inventory, and overdue or uncollectible accounts receivables, could weaken our cash flow, harm our financial condition and results of operations and cause our stock price to fall.

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

☒ We may be adversely affected if a third party sues us or if we decide to sue a third party regarding intellectual property rights.

There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. We are also exposed to litigation arising from disputes in the ordinary course of business. This litigation may:

•	Divert management’s attention away from the operation of our business

•	Result in the loss of our proprietary rights

•	Subject us to significant liabilities

•	Force us to seek licenses from third parties

•	Prevent us from manufacturing or selling products

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

☒ We may be unable to protect our proprietary information and procedures effectively.

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

☒ Because we sell products internationally, we are subject to additional risks.

Sales of our products outside of North America represented approximately 54.1% of net sales in the quarter ended December 31, 2001 and 60.5% of net sales in the quarter ended December 31, 2000. Sales of our products outside of North America represented approximately 49.4% of net sales in the six months ended December 31, 2001 and 57.7% of net sales in the six months ended December 31, 2000. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. Throughout the remainder of fiscal 2002 and beyond, we expect that a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations. For example, in recent periods, our revenues have been adversely affected by the decline in value of the Yen and Euro and our component currencies relative to the U.S. dollar.

As of December 31, 2001, our cash balance was approximately $66.1 million, with approximately $35.8 million from U.S. operations and approximately $30.3 million from international operations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

In addition to foreign currency risks, our international sales and operations may also be subject to the following risks:

•	Unexpected changes in regulatory requirements;

•	Export license requirements;

•	Restrictions on the export of critical technology;

•	Political instability;

•	Trade restrictions;

•	Changes in tariffs;

•	Difficulties in staffing and managing international operations; and

•	Potential insolvency of international dealers and difficulty in collecting accounts.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In March 2000, we acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and us, the former DES shareholders were entitled to an earnout payable in shares of our common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, we entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, we determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. Currently, the DES earnout arbitration is ongoing.

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs 45 days within which to file a third amended complaint. We are defending the case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

On October 26, 2001, the Company held its Annual Meeting of Shareholders for which it solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against, and the number of abstentions. There were no broker non-votes with respect to item 1 below.

1.	To elect seven directors to serve until the next Annual Meeting of Shareholders and until there successors are duly elected and qualified.

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD

Mark L. Sanders	38,690,443	8,579,482
Ajay Chopra	38,696,643	8,573,282
L. Gregory Ballard	45,907,375	1,362,550
John C. Lewis	45,912,240	1,357,685
L. William Krause	45,900,271	1,369,654
Glenn E. Penisten	45,907,927	1,361,998
Charles J. Vaughan	45,911,990	1,357,935

2.
To approve an amendment to the 1994 Director Option Plan to (i) increase option grants to newly appointed non-employee directors from 20,000 to 40,000 shares, (ii) increase subsequent annual option grants to non-employee directors from 5,000 to 20,000 shares and (iii) increase the number of shares of Common Stock reserved for issuance thereunder from 400,000 to 1,000,000 shares. The vote was as follows:

FOR: 28,926,234	AGAINST: 18,187,543
ABSTAIN: 156,148	BROKER NON-VOTES: 0

3.	To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal period ending June 30, 2002.

FOR: 47,073,613	AGAINST: 139,318
ABSTAIN: 56,994	BROKER NON-VOTES: 0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:
2.1(1)
Asset Purchase and Transfer Agreement dated September 13, 2001 by and among FAST Multimedia Holdings Inc., FAST Multimedia AG, PS Miro Holdings Inc. & Co. KG, Pinnacle Systems GmbH, Pinnacle Systems, Inc. and certain other parties.

10.1(2)	Registration Rights Agreement dated October 2, 2001 by and among FAST Multimedia Holdings, Inc., FAST Multimedia AG and Pinnacle Systems, Inc.
(1) Incorporated by reference to Exhibit 4.1 to Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.

(2) Incorporated by reference to Exhibit 4.2 to Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.

(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

Date: February 14, 2002	By: /s/ Mark L. Sanders Mark L. Sanders President, Chief Executive Officer and Director

Date: February 14, 2002	By: /s/ Arthur D. Chadwick Arthur D. Chadwick Vice President, Finance and Administration and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

2.1	(1)
Asset Purchase and Transfer Agreement dated September 13, 2001 by and among FAST Multimedia Holdings Inc., FAST Multimedia AG, PS Miro
Holdings Inc. & Co. KG, Pinnacle Systems GmbH, Pinnacle Systems,
Inc. and certain other parties.

10.1	(2)	Registration Rights Agreement dated October 2, 2001 by and among FAST Multimedia Holdings, Inc., FAST Multimedia AG and Pinnacle Systems, Inc.

(1) Incorporated by reference to Exhibit 4.1 to Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.

(2) Incorporated by reference to Exhibit 4.2 to Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (No. 333-72298), filed with the Securities and Exchange Commission on October 26, 2001.