Form 10-K/A
period 2001-06-30
PINNACLE SYSTEMS INC
filed 2002-05-09
CIK 774695

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A

                                Amendment No. 1

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2001 or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________ to ___________

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

================================================================================

                                    PART I

                  Special Note Regarding Forward-Looking Statements

   Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, or the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements are based on current expectations and include the last sentence of the paragraph related to "Favorable Price/Performance Ratio", the second sentence of the paragraph related to "Operating Structure", the last sentence of the first paragraph regarding "Our Strategy", the first sentence of the paragraph related to our "Core Technologies", the first sentence of the paragraph related to our "Video Processing Platform", the second and third sentences of the paragraph related to our "Worldwide Sales and Distribution Organization", the first and third sentences of the paragraph related to acquiring "Complementary Businesses, Products and Technologies", the last sentence of the paragraph related to the "ReelTime Family" of products, the fourth sentence of the second paragraph and the second sentence of the fifth paragraph related to "Sales", the first sentence of the first paragraph and the second sentence of the second paragraph related to "Service and Support", the third sentence of the first paragraph and the first and third sentences of the fourth paragraph related to "Competition", the second sentence of the second paragraph and the last sentence of the last paragraph related to "Manufacturing and Supplies", the fifth sentence of the first paragraph related to "Proprietary Rights and Licenses", the second sentence of the fourth paragraph related to "Legal Proceedings", the last sentence of the second paragraph of "Net Sales" for the years ended June 30, 2001 and 2000 related to international sales, the fifth and sixth sentences of the third paragraph of "Gross Profit" for the years ended June 30, 2001 and 2000 related to the fiscal 2001 reorganization, the seventh and ninth sentences of the fourth paragraph of "Gross Profit" for the years ended June 30, 2001 and 2000 related to the discontinuation of certain products, the last sentence of "Engineering and Product Development" for the years ended June 30, 2001 and 2000 and the last sentence of "Engineering and Product Development" for the years ended June 30, 2000 and 1999 related to engineering and product development resources, the last sentence of the second and third paragraphs of "General and Administrative" for the years ended June 30, 2001 and 2000 related to the fiscal 2001 reorganization, the last sentence of the first paragraph of "Liquidity and Capital Resources" related to cash flow from operations, the last sentence of the paragraph entitled "Foreign Currencies" related to our foreign currency transactions and the last sentence of the first and second paragraphs of "Fixed Income Investments". Factors that may cause our future results, performance or achievements to be materially different from the expressed or implied in forward looking statements contained in this Report include, among other things, the following: the risks associated with successfully integrating acquired businesses; the risks associated with dependence on resellers, contract manufacturers, dealers, Original Equipment Manufacturers, or OEMs, and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in our operating results; our highly competitive industry and rapid technological change within our industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; our dependence on retention and attraction of key employees; the risks associated with future acquisitions; the risks associated with international licensing and operations; the risks associated with our dependence on large broadcast system sales to a few significant customers; the risks associated with the potential volatility of our stock price; the risks associated with generating a large proportion of our revenues from international sales; general economic and business conditions; the risks associated with quarter-end discounting; the risks associated with the loss of key employees; the risks associated with net losses and negative cash flow; the risks associated with our Vortex News systems; the risks associated with excess or obsolete inventory and overdue or uncollectable accounts receivables; and other factors referenced in this Report.

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

   On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The following tables set forth selected consolidated financial data for each of the years in the five-year period ended June 30, 2001. The results for the fiscal year ended June 30, 2001 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements as of June 30, 2001 and 2000 and for each of the years in the three year period ended June 30, 2001 and notes thereto set forth on Pages F-1 to F-27 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

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

  Video Communications Division of Hewlett-Packard

   On August 2, 1999, we acquired substantially all of the assets of the Video Communications Division of HP, including key technologies and intellectual property, the Media Stream family of products and selected additional assets, as well as most managers and employees. In consideration, we paid HP $12.6 million in cash and issued 1,546,344 shares of our common stock valued at $20.6 million. We incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling
$10.1 million.

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

  Truevision, Inc.

   On March 12, 1999, we acquired the outstanding common stock of Truevision, Inc., a supplier of digital video products, or Truevision. In connection with the acquisition, we issued 1,648,412 shares of common stock valued at $11.5 million. In addition, we assumed 279,356 stock options, valued at $0.7 million. We also assumed 107,672 warrants valued at $0.1 million. We incurred acquisition costs of approximately $0.5 million, resulting in a total purchase price of $12.8 million, and assumed liabilities totaling $13.0 million.

   The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Truevision and the fair value of the acquired assets and assumed liabilities have been included in our financial statements since March 12, 1999. We recorded $3.7 million in tangible assets, $6.2 million in in-process research and development, $2.7 million in other identifiable intangibles including patents, trademarks and assembled workforce, assumed $13.0 million in liabilities and allocated $13.2 million to goodwill. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from three to seven years.

  Shoreline Studios, Inc.

   In March 1999, we acquired Shoreline Studios, Inc., or "Shoreline", a provider of real-time 3D graphics software for use in live broadcasts, for $0.8 million in cash. The transaction was accounted for under the purchase method of accounting and resulted in $0.4 million in goodwill and $0.4 million in in-process research and development. The results of operations of Shoreline did not have a material effect on our results of operations.

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

   Included in the cost of sales for the fiscal year ended June 30, 2001 was a $10.2 million inventory charge, consisting of a $2.5 million charge and a $7.7 million charge in the first and fourth quarters, respectively, of 2001. The charges related to discontinued products and accessories primarily in the Broadcast Solutions and Professional Media divisions. These inventory charges were part of reorganizations we implemented in each of the first and fourth quarters of fiscal 2001, as described in more detail below and in General and Administrative.

   In the first quarter of fiscal 2001, we reorganized our internal reporting structure to facilitate better and more efficient reporting and to increase accountability. In conjunction with this reorganization, we streamlined our product line offerings by discontinuing certain products, including primarily Alladin and the 18G and 50G versions of the Media Stream servers, and by writing down excess Targa 2000 and DVD 1000 inventory to its net realizable value. This resulted in an inventory charge of $2.5 million to reduce the inventory carrying value to its estimated net realizable value on the secondary parts market. This inventory was subsequently sold on the secondary parts market for approximately its revised carrying amount. As a result of this reorganization, we increased the effectiveness of our internal processes and streamlined our product offerings, which we expect will indirectly improve our operating results over time. We do not expect the direct effect on future earnings to be significant.

   During the fourth quarter of fiscal 2001, we reorganized further and streamlined our operations into three distinct divisions: the Broadcast Solutions division, the Professional . Media division and the Personal Web Video division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we reevaluated our product offerings and better aligned them within our distribution channels. This reevaluation led to the discontinuance of certain products in an effort to simplify our manufacturing, sales and marketing processes and to more rapidly transition to newer product designs. As a result, we recorded a $7.7 million inventory charge to write down inventory to its estimated net realizable value. The discontinued products primarily consisted of certain versions of our PCTV, Thunder, DC30, DC50, DV300, DV200 and MP10 products. To the extent any of the inventory is not scrapped or sold on the secondary parts market, we intend to disclose the estimated impact on gross margin if significant. It is difficult to assess how the discontinuation of these products will impact future sales and profitability. However, we believe that the resulting simplified product lines will result in improved efficiencies in marketing, sales, and manufacturing.

   Excluding these inventory charges, gross profit would have been 46.8% in the fiscal year ended June 30, 2001. This decrease in our margin was primarily due to a decrease in margins in the Broadcast Solutions and Personal Web Video divisions. Excluding the $4.4 million portion of the inventory charge that related to Broadcast Solutions products, Broadcast Solutions margins dropped to 51.2% from 60.5% in the fiscal year ended June 30, 2001 and 2000, respectively. The decrease in Broadcast Solutions margins was primarily due to lower selling prices in the Media Stream product family. Excluding the $3.5 million portion of the inventory charge that related to Professional Media products, Professional Media margins were relatively unchanged in the fiscal year ended June 30, 2001 compared to the prior year. Excluding the $2.3 million portion of the inventory charge that related to Personal Web Video products, Personal Web Video margins dropped to 40.8% from 45.5% in the fiscal years ended June 30, 2001 and 2000, respectively. This decrease in Personal Web Video margins was primarily due to reduced pricing on products aimed at the consumer market. We have experienced, and expect to continue to experience, pricing pressures on all of our products as the industry matures and competition increases.

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

   General and Administrative. General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting costs, IT infrastructure costs, bad debt expense, and other corporate administrative expenses. General and administrative expenses increased 39.2% to $14.7 million in the fiscal year ended June 30, 2001 from $10.6 million in the fiscal year ended June 30, 2000. This increase in general and administrative expenses was primarily due to the increased investment necessary to manage and support our increased scale of operations and the infrastructure related to our new business units. Other contributing factors were an increase in the bad debt provision and higher legal fees associated with the class action lawsuit filed against us in July 2000 (See Item 3--Legal Proceedings). This increase also includes reorganization costs of approximately $1.4 million. As discussed in Gross Profit, we completed reorganizations in the first and fourth quarters of fiscal 2001.

   In the first quarter of fiscal 2001, we reorganized our internal reporting structure by changing the organizational structure in order to facilitate better and more efficient internal reporting of the results of its business units. This reorganization required a modest reduction in headcount due to the more efficient organizational structure, resulting in involuntary termination expenses of $342,000, consisting primarily of severance for employees that were terminated during the first quarter of 2001. We believe this reorganization improved internal accountability.

   During the fourth quarter of fiscal 2001, we reorganized further and streamlined our operations into three distinct divisions: the Broadcast Solutions division, the Professional .Media division and the Personal Web Video division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $1.1 million related to severance and associated costs related to employees that were terminated during the quarter. As a result of this reorganization and a reduction in discretionary spending, we expect to significantly decrease total operating expenses by approximately $4 million in the first quarter of fiscal 2002; however, we expect operating expenses to increase as its business stabilizes and returns to growth.

   As a percentage of total revenue, general and administrative expenses were 5.8% and 4.4% in the fiscal years ended June 30, 2001 and 2000, respectively.

   Legal Settlement. During the third quarter of 2000, we recorded a $2.1 million charge for a legal settlement related to a lawsuit filed against us by Hot Key Pty Ltd, one of our former distributors, located in Australia. The complaint entitled Hot Key Pty Ltd. vs. Pinnacle Systems, Inc., No. C-99-20487
(RMW) was filed in the United States District Court for the Northern District of California on May 28, 1999, and alleged causes of action for breach of contract, fraud and deceit, breach of the implied covenant of good faith and fair dealing, and breach of express warranty. Both parties agreed to use non-binding mediation in an attempt to resolve the issue and reached an out-of-court settlement in March 2000. Prior to the settlement, we did not believe any potential loss was estimable and therefore did not accrue or record any loss in our financial statements prior to that time.

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

   Acquisition Settlement. On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

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

   The amounts charged to in-process research and development were based on established valuation techniques in the high-technology industry. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. We determined that technological feasibility was achieved when a product reached beta stage. The values assigned to purchased in-process research and development were determined by estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. A discount and attribution rate of 35% was used in the Video Communications Division valuation and a 30% rate was used in the valuations of Puffin, DES and Montage.

   Of the $6.6 million in-process research and development charges in fiscal 1999, a majority, $6.2 million, related to the acquisition of Truevision and $0.4 million to the acquisition of Shoreline Studios. Of the $3.5 million in-process research and development charge in fiscal 2000, $2.0 million related to the acquisition of HP's Video Communications Division, $0.4 million to the acquisition of Montage, $0.5 million to the acquisition of DES and $0.6 million to the acquisition of Puffin Designs.

   We have successfully completed the development of the in-process technology for each of those six acquisitions and have successfully commercialized each of those technologies. For example, the in-process research and development acquired from Truevision related to the "3000 Series TARGA" technology, which was completed in the fourth quarter of fiscal 2000. This in-process research and development accounted for over 60% of our acquired in-process research and development during fiscal 1999 and 2000 combined.

   There has been no material variation between the projected and actual results of the development projects we acquired in the six acquisitions we completed during fiscal 1999 and 2000, with the exception of an approximate 9 month delay in the development of the 3000 Series TARGA technology and at least an eighteen month delay in the development of the Vortex technology. The 3000 Series TARGA technology has been successfully integrated as a key video processing component of many of our broadcast and professional products, including the Vortex news systems, the Deko Graphics systems and our sports systems. The Vortex technology is nearing completion, and we have several installations in process and are generating significant orders. In addition, we have not experienced any unexpected, materially adverse financial results due to any delays associated with the development or implementation of any of these acquired in-process technologies.

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

   (a)(3)  Exhibits

 Number   Description of Document
 3.1(1)   Restated Articles of Incorporation of the Registrant.

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

10.23(12) Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between
          Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of
          David Engelke and Bryan Engelke.

10.31(9)  1987 Stock Option Plan, as amended, and form of agreement thereto.

10.43(10) 1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto.

10.51(11) 1994 Director Stock Option Plan, and form of agreement thereto.

10.61(1)  Form of Indemnification Agreement between the Registrant and its officers and directors.

22.1(12)  List of subsidiaries of the Registrant.


23.1 Consent of Independent Auditors.

24.1 Power of Attorney (See Page 37).

--------
  * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
 (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 333-83812) as declared effective by the Commission on November 8, 1994.
 (2) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8-A (Reg. No. 000-24784) as declared effective by the Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.
 (3) Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-84739) filed by the Registrant with the Securities and Exchange Commission.
 (4) Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-35498) filed by the Registrant on April 24, 2000.
 (5) Incorporated by reference to the exhibits to the Registration Statement on Form S-3 (File No. 333-40218) filed by the Registrant on July 27, 2000.
 (6) Incorporated by reference to the exhibits to the Registration Statement on Form 8-K (File No. 000-24784) filed by the Registrant on July 14, 2000.
 (7) Incorporated by reference from the Registrant's Report on Form 8-K (File No. 000-24784) as filed on July 14, 2000.
 (8) Incorporated by reference to the exhibit filed with the Registrant's Report on Form 10-Q (File No. 000-24784) as filed on November 14, 2000.
 (9) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-02816) as filed on March 27, 1996.
(10) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-51110) as filed on December 1, 2000.
(11) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 033-89706) as filed on February 23, 1995.
(12) Previously filed.

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

                                          PINNACLE SYSTEMS, INC.

                                                 /S/  MARK L. SANDERS
                                          By: _______________________________
                                                      Mark L. Sanders
                                             President, Chief Executive Officer
                                                        and Director
                                               (Principal Executive Officer)
Date: May 7, 2002

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

            Signature                         Title                   Date
            ---------                         -----                   ----

        MARK L. SANDERS*        President, Chief Executive Officer May 7, 2002
  -----------------------------   and Director (Principal
         Mark L. Sanders          Executive Officer)

     /S/  ARTHUR D. CHADWICK    Vice President, Finance and        May 7, 2002
  -----------------------------   Administration and Chief
       Arthur D. Chadwick         Financial Officer (Principal
                                  Financial and Accounting
                                  Officer)

          AJAY CHOPRA*          Chairman of the Board, President,  May 7, 2002
  -----------------------------   Professional Media Division
           Ajay Chopra

       L. GREGORY BALLARD*      Director                           May 7, 2002
  -----------------------------
       L. Gregory Ballard

       L. WILLIAM KRAUSE*       Director                           May 7, 2002
  -----------------------------
        L. William Krause

         JOHN C. LEWIS*         Director                           May 7, 2002
  -----------------------------
          John C. Lewis

       GLENN E. PENISTEN*       Director                           May 7, 2002
  -----------------------------
        Glenn E. Penisten

       CHARLES J. VAUGHAN*      Director                           May 7, 2002
  -----------------------------
       Charles J. Vaughan

  *By:  /S/  ARTHUR D. CHADWICK Director                           May 7, 2002
  -----------------------------
       Arthur D. Chadwick
        Attorney-in-Fact

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

                                          /S/  KPMG LLP

Mountain View, California
July 27, 2001, except as to Note 12, which is as of September 19, 2001

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,
                                                                                        ----------------------
                                                                                           2001        2000
                                                                                        ----------  ----------
                                                                                            (In thousands)
                                        ASSETS
                                        ------
Current assets:
   Cash and cash equivalents...........................................................   $ 47,751    $ 58,433
   Marketable securities...............................................................         --      19,366
   Accounts receivable, less allowance for doubtful accounts and returns of $3,781 and
     $3,727 as of June 30, 2001, and $2,528 and $3,255 as of June 30, 2000,
     respectively......................................................................     50,414      55,072
   Inventories.........................................................................     43,149      36,824
   Deferred income taxes...............................................................      7,103      17,103
   Prepaid expenses and other assets...................................................      5,497       4,100
                                                                                        ----------  ----------
       Total current assets............................................................    153,914     190,898
Marketable securities..................................................................         --       4,346
Property and equipment, net............................................................     14,516      16,143
Goodwill and other intangibles.........................................................     97,880     109,810
Other assets...........................................................................        647       1,602
                                                                                        ----------  ----------
                                                                                          $266,957    $322,799
                                                                                        ==========  ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
Current liabilities:
   Accounts payable....................................................................   $ 14,088    $ 22,422
   Accrued expenses....................................................................     21,998      26,268
   Deferred revenue....................................................................      3,406       3,878
                                                                                        ----------  ----------
       Total current liabilities.......................................................     39,492      52,568
                                                                                        ----------  ----------
Deferred income taxes..................................................................      7,103      10,611
                                                                                        ----------  ----------
       Total liabilities...............................................................     46,595      63,179
                                                                                        ----------  ----------
Shareholders' equity:
   Preferred stock, no par value; authorized 5,000 shares;
     none issued and outstanding.......................................................         --          --
   Common stock, no par value; authorized 120,000 shares; 55,671 and 51,293 issued
     and outstanding as of June 30, 2001 and 2000, respectively........................    292,321     257,496
   Treasury shares at cost; 793 and -0- shares at June 30, 2001 and 2000,
     respectively......................................................................     (6,508)         --
   Retained earnings (accumulated deficit).............................................    (53,350)      7,198
   Accumulated other comprehensive loss................................................    (12,101)     (5,074)
                                                                                        ----------  ----------
   Total shareholders' equity..........................................................    220,362     259,620
                                                                                        ----------  ----------
                                                                                          $266,957    $322,799
                                                                                        ==========  ==========

         See accompanying notes to consolidated financial statements.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years ended June 30,
                                                                     -------------------------------------
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

  Recent Accounting Pronouncements.

   In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. From time to time, the Company offers end-user rebates on certain consumer products, which in the aggregate have not been material to date. The Company adopted Issue No. 00-14 in the fourth quarter of fiscal 2001. The adoption of Issue No. 00-14 did not have a material effect on the Company's financial position or results of operations.

   In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. The Company provides marketing development funds to certain retail customers; these costs have historically been recorded as marketing expenses, but have not been material to date. Issue No. 00-25 is required to be implemented no later than the first quarter of fiscal 2002. The Company does not expect the adoption of Issue No. 00-25 to have a material impact on its financial statements.

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
                                  =======     ===        ====    =======

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

                                               Gross      Gross
                                   Amortized Unrealized Unrealized  Fair
                                     Cost      Gains      Losses    Value
                                   --------- ---------- ---------- -------
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

  (c)  Avid Sports, Inc.

   On June 30, 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a provider of sports editing and online sports media management solutions. The purchase price of approximately $25.0 million consisted of 944,213 shares of the Company's common stock valued at $22.7 million, 138,158 assumed stock options valued at $1.9 million and approximately $0.4 million in transaction costs. The assumed stock options consisted of both vested and unvested stock options. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company's common stock over a few days before and after the terms of the transaction were agreed to and announced. The value of the options assumed was determined using a Black-Scholes pricing model.

   The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, the Company recorded $5.8 million in tangible assets and $13.4 million in identifiable intangibles including $9.5 million for core/developed technology, $1.9 million for customer-related intangibles and $1.4 for other intangibles. The Company also recorded $15.5 million in liabilities, including $3.6 million in accounts payable, $2.0 million in accrued expenses, $2.0 in outstanding bank loans, $2.5 million in deferred revenue, and $5.4 million in deferred taxes. $21.2 million of the purchase price was allocated to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Avid Sports, Inc. have been included in the consolidated financial statements of the Company since June 30, 2000.

   On September 30, 2000, the Company agreed to compensate certain former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of the Company's common stock immediately after the acquisition. If the closing price of Pinnacle's common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle's average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of the Company's common stock while the former option holders were to be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Pinnacle's share price did not reach the target level and therefore, in June 2001, Pinnacle issued 1,441,660 additional shares of its common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

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

  (e)  The Montage Group, Ltd.

   In April 2000, the Company acquired all the outstanding common stock of The Montage Group, Ltd., a provider of networked non-linear editing solutions. In connection with this acquisition, Pinnacle issued 125,224 shares of its common stock valued at $3.7 million and incurred approximately $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company's common stock over a few days before and after the terms of the transaction were agreed to and announced. The terms of the acquisition also included an earnout provision, payable in shares of the Company's common stock, wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two-year period beginning April 2000.

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

   In April 2001, the Company elected, in accordance with the Montage Stock Acquisition Agreement, to buy out in their entirety the earnout payments otherwise payable to the former Montage shareholders for the twelve-month earnout periods ending in each of April 2001 and April 2002. In connection with this buyout, 2,315,218 shares of the Company's common stock were issuable to the former Montage shareholders. Pinnacle issued an aggregate of 1,915,855 shares of its common stock to the former Montage shareholders. The value of these shares was approximately $16.5 million, which the Company recorded as goodwill associated with the acquisition of Montage and which is being amortized using the straight-line method over the remaining four-year estimated life. The fair value of these shares was determined based on the market price of the Company's stock on the date of the buy-out. The Company held back the remaining 399,363 buyout shares in accordance with its right to seek indemnification from the former Montage shareholders pursuant to the Montage Stock Acquisition Agreement. These shares will be issued into escrow to secure the Company's indemnification rights. These shares have not been accounted for in the purchase price as their issuance is uncertain. Whether any or all of the shares will be issued to former Montage shareholders is dependent on the outcome of litigation against Montage (see Note 5). The Company is unable to estimate the timing or outcome of resolution.

  (f)  Digital Editing Services, Inc.

   On March 29, 2000 the Company acquired DES, a provider of real-time video analysis and database solutions, or DES. In connection with this acquisition, Pinnacle paid $0.3 million in cash and issued 287,752 shares of its common stock valued at $9.1 million and incurred $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company's common stock over a few days before and after the terms of the transaction were agreed to and announced. The terms of the acquisition included an earnout provision wherein the former shareholders of DES

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one-year period ending March 30, 2001. Operating profits from DES ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those associated revenues respectively. In October 2000, Pinnacle and the former DES shareholders amended the earnout provisions of the acquisition agreement to correspond with the combination of the DES and Avid Sports, Inc. businesses into one division in June 2000. The amendment provides that any earnout payable would be based upon the combined revenues, expenses and operating profit of DES and Avid Sports, Inc. Combined operating profits from DES and Avid Sports, Inc. ranging from between 10% to 20% of combined revenues would result in an additional payment of between 55% to 96% of those associated revenues respectively. No earnout payment would be made if operating profit did not exceed 10% of revenues during the earnout period. Any earnout would be paid in shares of the Company's common stock. The Company is currently engaged in arbitration with the former shareholders regarding the earnout payment, as provided for pursuant to the DES Agreement Plan of Merger.

   The DES acquisition was accounted for under the purchase method of accounting. As of March 30, 2000, the Company recorded $1.8 million in tangible assets, and $8.7 million in identifiable intangibles including $6.7 million of core/developed technology, $0.5 million in in-process research and development, $1.1 million in customer contracts and $0.4 million of other intangibles. The Company assumed $4.6 million in liabilities, including $3.3 million in deferred taxes, and allocated $3.8 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of DES have been included in the consolidated financial statements of the Company since March 30, 2000.

  (g)  Puffin Designs, Inc.

   On March 24, 2000, the Company acquired Puffin, a provider of content creation solutions. The purchase price consisted of 360,352 shares of the Company's common stock valued at $11.2 million, assumed outstanding stock options valued at $0.3 million, and approximately $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company's common stock over a few days before and after the terms of the transaction were agreed to and announced. The value of the options assumed was determined using a Black-Scholes pricing model.

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

  (h)  Video Communications Division of Hewlett-Packard

   On August 2, 1999, the Company acquired substantially all of the assets of the Video Communications Division ("Video Communications Division") of Hewlett-Packard ("HP"), including key technologies and intellectual property, the Media Stream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 1,546,344 shares of its common stock valued at $20.6 million. The fair value of the one-half of the common stock issued in the transaction was determined using the average market price of the Company's common stock over a few days before the acquisition date. One-half of the shares issued to HP were non-transferable for 24 months and therefore were valued at a ten percent discount to the average market price of the Company's common stock over a few days before the acquisition date. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling $10.1 million.

   The acquisition of HP's Video Communications Division was accounted for under the purchase method of accounting. The Company recorded $7.3 million in tangible assets, $2.0 million in in-process research and development, and $19.1 million in other identifiable intangibles including $9.8 million in core/developed technology, $2.1 million in customer base, $2.4 million in trademarks and patents, $1.1 million in favorable contracts, $1.1 million in assembled workforce, $1.2 million in licensing agreements, $1.4 million in other intangibles and allocated $15.4 million to goodwill. The Company assumed $10.1 million in liabilities which included $5.5 million in accounts payable, $2.6 million in warranty obligations, $1.2 million in customer advances and $0.8 million in other liabilities. Goodwill and other intangibles are being amortized using the

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
straight-line method over periods ranging from nine months to five years. The results of operations of HP's Video Communications Division have been included in the consolidated financial statements of the Company since August 2, 1999.

  (i)  Truevision, Inc.

   On March 12, 1999, the Company acquired the outstanding common stock of Truevision, Inc., a supplier of digital video products (Truevision). In connection with the acquisition, Pinnacle issued 1,648,412 shares of common stock valued at $11.5 million. In addition, Pinnacle assumed 279,356 stock options, valued at $0.7 million. The Company also assumed 107,672 warrants valued at $0.1 million. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company's common stock over a few days before and after the terms of the transaction were agreed to and announced. The value of the assumed options and assumed warrants was determined using a Black-Scholes pricing model. The Company incurred acquisition costs of approximately $0.5 million, resulting in a total purchase price of $12.8 million, and assumed liabilities totaling $13.0 million.

   The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of Truevision and the fair value of the acquired assets and assumed liabilities have been included in the financial statements of the Company since March 12, 1999. The Company recorded $3.8 million in tangible assets, $6.2 million in in-process research and development, $2.7 million in other identifiable intangibles including patents, trademarks and assembled workforce, assumed $13.0 million in liabilities and allocated $13.2 million to goodwill. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from three to seven years.

  (j)  Shoreline Studios, Inc.

   In March 1999, the Company acquired Shoreline Studios, Inc. ("Shoreline"), a provider of real-time 3D graphics software for use in live broadcasts, for $0.8 million in cash. The transaction was accounted for by the purchase method of accounting and resulted in $0.4 million in goodwill and $0.4 million in in-process research and development. The results of operations of Shoreline did not have a material effect on the Company's results of operations.

  (k) Pro-forma results of operations related to the acquisitions that occurred in fiscal 2001 have not been presented, as they would not be materially different from the consolidated financial statements.

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

                                                    Year ended June 30,
                                                ------------------------
                                                   2000         1999
                                                 --------     --------
                                                (In thousands, except pe
                                                 share data, unaudited)
        Net sales.............................. $258,463     $187,620
                                                 ========     ========
        Net loss............................... $ (7,287)    $ (5,404)
                                                 ========     ========
        Basic net loss per share............... $  (0.15)    $  (0.12)
                                                 ========     ========
        Diluted net loss per share............. $  (0.13)    $  (0.11)
                                                 ========     ========

  (l)  In-Process Research and Development

   The amounts allocated to identifiable intangible assets and acquired in-process research and development were based on established valuation techniques. The portion of the purchase price allocated to in-process

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. The in-process technology evaluation gives explicit consideration to the value created by the research and development efforts of the acquired business prior to the acquisition and to be created by Pinnacle after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data, and (iii) complexity-based data. Technological feasibility was determined based on: (i) an evaluation of the product's status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technological feasibility was achieved when a product is at beta stage. The values assigned to purchased in-process research and development were determined by estimating the cost to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. The estimated net cash flows from each project were determined using a discounted cash flow model similar to the income approach, focusing on the income-producing capabilities of the in-process technologies. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products classified within the classification segments. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates (iii) anticipated product development and introduction schedules (iv) product sales cycles, and (v) the estimated life of a product's underlying technology. From the revenue estimates, operating expenses estimates, including costs of sales, general and administrative, selling and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. Revenue growth rates were estimated by management for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Operating expense estimates reflect Pinnacle's historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. A discount and attribution rate of 35% was used in the Video Communications Division valuation and a 30% rate was used on the valuations of Puffin, DES and Montage.

   Of the $6.6 million in-process research and development charges in fiscal 1999, a majority, $6.2 million, related to the acquisition of Truevision and $0.4 million to the acquisition of Shoreline Studios. Of the $3.5 million in-process research and development charge in fiscal 2000, $2.0 million related to the acquisition of HP's Video Communications Division, $0.4 million to the acquisition of Montage, $0.5 million to the acquisition of DES and $0.6 million to the acquisition of Puffin Designs.

   The Company has successfully completed the development of the in-process technology for each of those six acquisitions and has successfully commercialized each of those technologies. For example, the in-process research and development acquired from Truevision related to the "3000 Series TARGA" technology, which was completed in the fourth quarter of fiscal 2000. This in-process research and development accounted for over 60% of the acquired in-process research and development during fiscal 1999 and 2000 combined.

   There has been no material variation between the projected and actual results of the development projects the Company acquired in the six acquisitions it completed during fiscal 1999 and 2000, with the exception of an approximate 9 month delay in the development of the 3000 Series TARGA technology and at least an eighteen month delay in the development of the Vortex technology. The 3000 Series TARGA technology has been successfully integrated as a key video processing component of many of the Company's broadcast and professional products, including the Vortex news systems, the Deko Graphics systems and the Company's sports systems. The Vortex technology is nearing completion and the Company has several installations in process and is generating significant orders. In addition, the Company has not experienced any unexpected, materially adverse financial results due to any delays associated with the development or implementation of any of these acquired in-process technologies.

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

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

   In September 1994, the shareholders approved the 1994 Directors' Option Plan (the "Director Plan"), reserving 400,000 shares of common stock for issuance. The Plan provides for the granting of non-statutory stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board, each non-employee director automatically receives an option to purchase 20,000 shares of the Company's common stock vesting over four years. Following each annual shareholders' meeting, each non-employee director receives an option to purchase 5,000 shares of the Company's common stock vesting over a twelve-month period. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
ten-year term. There were 165,000 and 190,000 shares available for grant under the Director Plan at June 30, 2001 and 2000, respectively.

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

                    PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

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

   The fair value of employees' stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases in each of the following fiscal years ended June 30:

                                             2001 2000  1999
                                           ------ ----  ----
                  Risk-free interest rate.  5.14% 5.97%  4.8%
                  Expected life (in years)   0.5   0.5   0.5
                  Expected volatility.....  87.2% 75.2% 57.0%

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

         Schedule II--Valuation and Qualifying Accounts (in thousands)


                                 Balance at    Charged to              Balance at
                                Beginning of  Expenses or                End of
                                   Period    other Accounts Deductions   Period
                                ------------ -------------- ---------- ----------
Year ended June 30, 2001
Allowance for doubtful accounts    2,528         2,060          807      3,781
Sales return allowances........    3,255         1,410          938      3,727

Year ended June 30, 2000
Allowance for doubtful accounts    1,899         1,335          706      2,528
Sales return allowances........    3,158           792          695      3,255

Year ended June 30, 1999
Allowance for doubtful accounts    1,469           906          476      1,899
Sales return allowances........    2,954         1,366        1,162      3,158

                                 EXHIBIT INDEX

 Number   Document
 3.1(1)   Restated Articles of Incorporation of the Registrant.

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

10.23(12) Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between
          Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of
          David Engelke and Bryan Engelke.

10.31(9)  1987 Stock Option Plan, as amended, and form of agreement thereto.

10.43(10) 1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto.

10.51(11) 1994 Director Stock Option Plan, and form of agreement thereto.

10.61(1)  Form of Indemnification Agreement between the Registrant and its officers and directors.

22.1(12)  List of subsidiaries of the Registrant.

23.1      Consent of Independent Auditors.

24.1      Power of Attorney (See Page 37).

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

 (9) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-02816) as filed on March 27, 1996.
(10) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 333-51110) as filed on December 1, 2000.
(11) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-8 (Reg. No. 033-89706) as filed on February 23, 1995.
(12) Previously filed.