Form 10-Q
period 2002-03-31
PINNACLE SYSTEMS INC
filed 2002-05-15
CIK 774695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant’s common stock outstanding as of May 6, 2002 was approximately 58,716,206.

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands; unaudited)

	March 31, 2002	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 71,632	$ 47,751
Marketable securities	7,889	—
Accounts receivable, less allowance for doubtful accounts and returns of $3,713 and $5,510 as of March 31, 2002, and $3,781 and $3,727 as of June 30, 2001, respectively	28,971	50,414
Inventories	36,784	43,149
Deferred income taxes	7,103	7,103
Prepaid expenses and other assets	7,504	5,497

Total current assets	159,883	153,914
Property and equipment, net	12,129	14,516
Goodwill and other intangibles, net	83,989	97,880
Other assets	637	647

	$256,638	$266,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 10,118	$ 14,088
Accrued expenses	23,334	21,998
Deferred revenue	12,159	3,406

Total current liabilities	45,611	39,492
Deferred income taxes	7,103	7,103

Total liabilities	52,714	46,595

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 58,232 and 54,878 issued and outstanding as of March 31, 2002 and June 30, 2001, respectively	306,748	292,321
Treasury shares at cost; 793 shares	(6,508)	(6,508)
Accumulated deficit	(85,067)	(53,350)
Accumulated other comprehensive loss	(11,249)	(12,101)

Total shareholders’ equity	203,924	220,362

	$256,638	$266,957

See accompanying notes to condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net sales	$60,670	$68,226	$166,770	$200,459
Cost of sales	28,350	34,667	84,767	108,885

Gross profit	32,320	33,559	82,003	91,574

Operating expenses:
Engineering and product development	8,123	8,634	22,885	24,961
Sales and marketing	19,523	16,755	52,292	47,395
General and administrative	3,210	3,773	11,554	11,866
Amortization of goodwill and intangibles	9,158	7,733	26,988	23,055
Acquisition settlement	—	(214)	—	13,399

Total operating expenses	40,014	36,681	113,719	120,676

Operating loss	(7,694)	(3,122)	(31,716)	(29,102)
Interest and other income, net	548	438	1,163	1,414

Net loss per share before cumulative effect of change in accounting principle:
Basic and Diluted	$(0.14)	$(0.05)	$(0.56)	$(0.54)

Cumulative effect per share of change in accounting principle:
Basic and Diluted	$—	$—	$—	$(0.01)

Net loss per share:
Basic and Diluted	$(0.14)	$(0.05)	$(0.56)	$(0.55)

Shares used to compute net loss per share:
Basic and Diluted	57,597	51,079	56,244	50,968

See accompanying notes to condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss	$(7,946)	$(2,684)	$(31,717)	$(28,044)
Foreign currency translation adjustment	(360)	(3,391)	852	(7,000)

Comprehensive loss	$(8,306)	$(6,075)	$(30,865)	$(35,044)

See accompanying notes to condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(31,717)	$(28,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquisition settlement	—	11,482
Depreciation and amortization	32,104	27,690
Provision for doubtful accounts	684	1,027
Deferred income taxes	—	376
Changes in operating assets and liabilities:
Accounts receivable	21,314	(7,322)
Inventories	7,056	(15,456)
Accounts payable	(4,697)	(5,579)
Accrued expenses	(3,165)	1,532
Accrued income taxes	54	(1,959)
Deferred revenue	9,882	(1,437)
Prepaid expenses and other assets	1,274	(673)

Net cash provided by (used in) operating activities	32,789	(18,363)

Cash flows from investing activities:
Purchases of property and equipment	(2,230)	(3,972)
Net cash paid on acquisitions	(2,289)	(7,278)
Proceeds from maturity of marketable securities	—	23,245
Proceeds from sales of marketable securities	—	19,820
Purchases of marketable securities	(7,888)	(19,353)

Net cash provided by (used in) investing activities	(12,407)	12,462

Cash flows from financing activities:
Purchase of treasury stock	—	(6,508)
Proceeds from issuance of common stock	3,512	4,099

Net cash provided by (used in) financing activities	3,512	(2,409)

Effects of exchange rate changes on cash	(13)	(2,764)

Net increase (decrease) in cash and cash equivalents	23,881	(11,074)
Cash and cash equivalents at beginning of period	47,751	58,433

Cash and cash equivalents at end of period	$71,632	$47,359

Supplemental disclosures of cash paid during the period for:
Interest	$212	$2

Income taxes	$2,639	$2,245

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

The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2001 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2001, as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 9, 2002. Results of operations for interim periods are not necessarily indicative of results for a full year.

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

Revenue Recognition

During the fourth quarter of 2001, the Company adopted SEC Staff Accounting Bulleting No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 effective as of the beginning of fiscal year ended June 30, 2001. Prior to the adoption of SAB 101, the Company recognized revenue related to the hardware component upon shipment for all systems sales. Upon adoption, the Company began deferring revenue recognition for hardware sales on systems with complex installation processes that are performed only by the Company. As a result of the adoption of SAB 101, the Company reported a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes,” by a cumulative effect adjustment. The cumulative effect of the change in accounting principle for the quarter ended September 30, 2000 resulted in an increase in net loss of approximately $356,000, and a decrease in earnings per share of $0.01. As of March 31, 2002, no revenue that was included in the cumulative effect adjustment related to the adoption of SAB 101 has been recognized.

Recent Accounting Pronouncements

In November 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” and No. 00-22,

“Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company adopted EITF Issue No. 01-09 during the quarter ended March 31, 2002, which consisted of implementing the provisions addressing whether consideration from a vendor to a reseller of the vendor’s products is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. The Company also provides marketing development funds to certain retail customers and has historically recorded these as marketing expenses. Under EITF Issue No. 01-09, these amounts should be recorded as a deduction from revenue. Accordingly, the Company reported approximately $0.6 million as a reduction of revenue for the quarter. The Company also reclassified approximately $1.1 million for the six months ended December 31, 2001 and approximately $2.1 million for the nine months ended March 31, 2001 from marketing expense to a reduction of revenue to conform all periods presented to the current quarter presentation.

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

As of the date of adoption, July 1, 2002, the Company expects to have unamortized goodwill in the amount of $49.3 million, and unamortized identifiable intangible assets in the amount of $25.8 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets for the Company was $9.2 million and $27.0 million for the three months and nine months ended March 31, 2002, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141, excluding the provisions that require that the purchase method of accounting be used for all business combinations, and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company’s financial position or results of operations at the date of this report, other than the cessation of amortizing goodwill as noted above, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

2.    Acquisition

FAST Multimedia

In October 2001, the Company acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in the Company’s consolidated financial statements since the acquisition date. The Company acquired technology and products from FAST to add their sophisticated video editing software applications to the Company’s current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $6.4 million higher than the fair value of the identifiable acquired assets. The Company recorded this $6.4 million amount as goodwill during the quarter ended December 31, 2001.

The purchase price was approximately $13.7 million, of which approximately $2.3 million was paid in cash and approximately $11.1 million represents the value of shares of the Company's stock that was issued. In October 2001, the cash portion of the purchase price was paid and a first installment of 1.2 million shares, valued at approximately $5.1 million, was issued. A second installment of approximately 1.0 million shares was issued in February 2002 and was recorded as a $6.0 million increase to equity. The value of the common shares was determined based on the average market price of the Company's shares over a few days before and after the terms of the purchase were agreed to and announced in September 2001. The Company also incurred approximately $0.3 million in transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$316
Property and equipment	449
Core/developed technology	5,000
Customer-related intangibles	650
Other intangible assets	1,100
Goodwill	6,404

Total assets acquired	13,919
Accrued expenses assumed	203

Net assets acquired	$13,716

The identifiable intangible assets include developed core technology of $5.0 million, trademarks and trade names of $.7 million, and an established customer base of $1.1 million, and are being amortized over a four-year period. The $6.4 million of goodwill was assigned to the Broadcast and Professional Solutions segment, has not been amortized in accordance with the requirements of SFAS No. 142 and is expected to be deductible for tax purposes.

3.    Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(In thousands)		(In thousands)

Numerator: Net loss	$(7,946)	$(2,684)	$(31,717)	$(28,044)

Denominator:
Basic and diluted: weighted-average shares outstanding	57,597	51,079	56,244	50,968

Basic and diluted net loss per share	$(0.14)	$(0.05)	$(0.56)	$(0.55)

For the quarters ended March 31, 2002 and March 31, 2001, the Company excluded options to purchase 7.4 million and 8.8 million shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive. For the nine months ended March 31, 2002 and March 31, 2001, the Company excluded options to purchase 9.5 million and 9.4 million shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive.

The Company is contingently liable to issue up to 399,363 shares in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. The Company’s obligation to issue these shares is contingent upon the outcome of the Athle-Tech litigation against The Montage Group, Ltd. and Digital Editing Services, Inc. (See Note 5). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares outstanding.

4.    Segment Information

For the period July 1, 2000 through June 30, 2001, the Company’s organizational structure was based on three distinct divisions: Broadcast Solutions, Professional Media and Personal Web Video. Beginning on July 1, 2001, the Company reorganized and merged the operations of the Broadcast Solutions and Professional Media divisions into one division named the Broadcast and Professional Solutions division. The new divisions equate to two reportable segments: Broadcast and Professional Solutions, and Personal Web Video. The reorganization was performed to provide a structure that would allow better focus on the Company’s business and reduction of costs.

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

The following is a summary of the Company’s operations by operating segment for the three-month and nine-month periods ended March 31, 2002 and 2001. Segment information for the three months and nine months ended March 31, 2001 have been restated to correspond with the Company’s reorganization of segments described above.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Broadcast and Professional Solutions:
Revenues	$31,282	$37,643	$86,850	$107,220
Gross profit	18,092	20,012	44,422	54,340
Operating income (loss) before amortization of goodwill and other intangibles	78	916	(8,021)	(2,059)
Amortization of goodwill and other intangibles	8,550	7,368	25,131	21,943
Operating loss after amortization of goodwill and other intangibles	$(8,472)	$(6,452)	$(33,152)	$(24,002)
Personal Web Video:
Revenues	$29,388	$30,583	$79,920	$93,239
Gross profit	14,228	13,547	37,581	37,234
Operating income before amortization of goodwill and other intangibles	1,386	3,570	3,293	9,500
Amortization of goodwill and other intangibles	608	365	1,857	1,112
Operating income after amortization of goodwill and other intangibles	$778	$3,205	$1,436	$8,388
Consolidated:
Revenues	$60,670	$68,226	$166,770	$200,459
Gross profit	32,320	33,559	82,003	91,574
Operating income (loss) before amortization of goodwill and other intangibles, acquisition settlement and other unallocated	1,464	4,486	(4,728)	7,441
Amortization of goodwill and other intangibles	9,158	7,733	26,988	23,055
Operating loss after amortization of goodwill and other intangibles and before acquisition settlement and other unallocated	$(7,694)	$(3,247)	$(31,716)	$(15,614)

The following table reconciles operating loss to total consolidated amounts:

	Three Months Ended March 31, 2001	Nine Months Ended March 31, 2001
	(In thousands)	(In thousands)
Total operating loss for reportable segments	$(3,247)	$(15,614)
Unallocated amount: acquisition settlement	214	(13,399)
Unallocated amount: other	(89)	(89)

Consolidated operating loss	$(3,122)	$(29,102)

5.    Commitments and Contingencies

Legal Actions

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning the Company’s business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint. The Company is defending the case vigorously. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated, or Athle-Tech, and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the purported Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. The Company denies any liability relating to the Athle-Tech Claim and is vigorously defending the case. The parties are currently engaged in the discovery process. The Company expects to file dispositive motions in due course. If the motions do not dispose of the case, a trial date is set for October 2002. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain Forward-Looking Information

Certain statements in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Reform Act), including the last sentence in the eighth paragraph of the section entitled “Net Sales” included in Results of Operations relating to recognition of large system sales revenue, the last sentence in the ninth paragraph of the section entitled “Net Sales” included in Results of Operations relating to international sales, the fifth and sixth sentences of the fourth paragraph of the section entitled “Gross Margins” included in Results of Operations related to the fiscal 2001 reorganization, the fourth sentence of the paragraph entitled “Engineering and Product Development” included in Results of Operations relating to engineering and product development resources, the last sentence of the fourth paragraph of “General and Administrative” included in Results of Operations relating to the fiscal 2001 reorganization, the sixth and seventh sentences of the third paragraph of the section entitled “Amortization of Acquisition-Related Intangible Assets” included in Results of Operations relating to the potential effects of impairment charges, the last sentence in the first paragraph included in Liquidity and Capital Resources relating to cash and cash equivalent balances, the sixth sentence of the second paragraph of “Liquidity and Capital Resources” relating to accounts receivable, the fifth and seventh sentences of the first paragraph of “Critical Accounting Policies”, the first sentence in the fifth paragraph included in “Recent Accounting Pronouncements” relating to SFAS Nos. 141 and 142, the third sentence of the paragraph entitled “Foreign Currencies” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk related to local currency hedging measures, the last sentence of the first paragraph entitled “Fixed Income Investments” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk related to our investment portfolio and the last sentence of the second paragraph entitled “Fixed Income Investments” included in Item 3. Quantitative and Qualitative Disclosures About Market Risk related to our exposure to market and credit risk. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: our ability to manage growth; the risks associated with successfully integrating acquired businesses; impairment of our goodwill and other intangible assets; the risks associated with dependence on resellers, contract manufacturers and other third-party relationships; the uncertainty of continued market acceptance of professional video products; significant fluctuations in our quarterly and annual operating results; the risks associated with our reliance on sales of large broadcast systems to a limited number of customers for a large portion of our Broadcast and Professional Solutions division revenues; the risks associated with quarterly and annual net losses; our highly competitive industry and rapid technological change within our industry; the risks associated with development and introduction of new products; the need to manage product transitions; the risks associated with product defects and reliability problems; the risks associated with single source suppliers; the risks associated with quarter-end discounting and any resulting delayed sales; the uncertainty of patent and proprietary technology protection and reliance on technology licensed from third parties; the risks of third party claims of infringement; our dependence on retention and attraction of key employees; our ability to develop and install our Vortex News systems; the risks associated with future acquisitions; the volatility of our stock; the risks associated with excess or obsolete inventory; the risks associated with international licensing and operations; general economic and business conditions; and other factors referenced in this Report.

Overview

We are a supplier of video authoring, editing, storage, distribution and Internet streaming solutions for broadcasters, professionals, and consumers. Our products are used to create, edit, store, and distribute video content for television programs, television commercials, pay-per-view, sports videos, corporate communications and personal home movies. In addition, our products are increasingly being used to stream video over the Internet. The dramatic increase in distribution channels including cable television, direct satellite broadcast, video-on-demand, digital video disks, or DVD, and the Internet have led to a rapid increase in demand for video content. This is driving a market need for affordable, easy-to-use video creation, editing, storage, distribution and streaming tools.

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

Broadcast and Professional Solutions Products

For the broadcast market, we currently offer products that provide systems solutions to broadcasters. This includes products that provide real time digital effects, still image management and storage, and real time video character generation. We also sell digital video servers for on-air video content distribution. These products generally include proprietary hardware and software and specialized control surfaces for rapid execution, especially for on-air applications. The primary broadcast products sold during fiscal 2001 and during the first, second and third quarters of fiscal 2002 were the DVExtreme, DVExcel, Lightning, Deko, Thunder, Media Stream, and Sports family of products. In addition, we sell BroadNet solutions, which is a network technology that enables our broadcast products to be networked together for easy interoperability, and to facilitate the exchange of information through the Internet. The Media Stream server family complements our Thunder family, providing a more complete line of broadcast quality video-server solutions. Our sports products include sports editing software used by professional and school teams around the world. Combined, these businesses give us a leading position in this important video market. We continue to develop Vortex News products and have initiated some customer installations. We have not recognized any Vortex News revenue to date under Staff Accounting Bulleting No. 101, “Revenue Recognition in Financial Statements.”

Our professional products are designed to provide video professionals with the tools to create high quality digital video productions and to distribute those products in the form of videotape, CD, DVD, or over the Internet. We have two general classes of professional products: content creation and Internet streaming products. The content creation products allow users to create professional video productions and include hardware-based products such as the TARGA family of digital video boards. The Internet streaming products allow users to send or stream live or previously recorded rich media, including video, over the Internet. The streaming products include StreamGenie, which is used to produce and broadcast live events over the Internet, and StreamFactory, which encodes video and audio sources in real time for streaming over the Internet.

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

Our professional desktop products, some of which include Adobe’s Premiere video editing software, include DV200, DV500plus, Commotion and Pro-ONE.

Our consumer products allow home users to edit their home video to create professional looking home movies using a personal computer and camcorder. We have developed an easy-to-use software interface called the Studio application, which serves as the primary interface for all of our Studio consumer video editing products. Our consumer products include Studio Version 7, Studio DV, Studio DVplus, Studio DC10plus, and Bungee.

Results of Operations

Net Sales.   Net sales decreased 11.1% to $60.7 million in the quarter ended March 31, 2002, from $68.2 million in the quarter ended March 31, 2001. Net sales decreased 16.8% to $166.8 million in the nine months ended March 31, 2002, from $200.5 million in the nine months ended March 31, 2001. The global economic downturn contributed significantly to our overall sales decline, although the impact was more significant in our international sales.

In the quarter ended March 31, 2002, the Broadcast and Professional Solutions division represented 51.6% of our total sales, while the Personal Web Video division represented 48.4% of our total sales in the same period. In the nine months ended March 31, 2002, the Broadcast and Professional Solutions division represented 52.1% of our total sales, while the Personal Web Video division represented 47.9% of our total sales the same period.

The following is a summary of revenues by division:

Three Months Ended March 31:					Increase
(In thousands)	2002	%	2001	%	(Decrease)

Division
Broadcast and Professional Solutions	$31,282	51.6%	$37,643	55.2%	(16.9)%
Personal Web Video	29,388	48.4%	30,583	44.8%	(3.9)%

Total Revenues	$60,670	100.0%	$68,226	100.0%	(11.1)%

Nine Months Ended March 31:					Increase
(In thousands)	2002	%	2001	%	(Decrease)

Division
Broadcast and Professional Solutions	$86,850	52.1%	$107,220	53.5%	(19.0)%
Personal Web Video	79,920	47.9%	93,239	46.5%	(14.3)%

Total Revenues	$166,770	100.0%	$200,459	100.0%	(16.8)%

Net sales decreased in the quarter and nine months ended March 31, 2002 in both the Broadcast and Professional Solutions and the Personal Web Video divisions.

Broadcast and Professional Solutions sales decreased 16.9% to $31.3 million in the quarter ended March 31, 2002, from $37.6 million in the quarter ended March 31, 2001. Broadcast and Professional Solutions sales decreased 19.0% to $86.9 million in the nine months ended March 31, 2002, from $107.2 million in the nine months ended March 31, 2001. Broadcast and Professional Solutions sales decreased because of decreases in sales of our content creation products and team sports systems, which were partially offset by increases in sales of solutions used by broadcasters in live-to-air applications and the addition of $3.8 million in sales, for the nine months ended March 31, 2002, of products from product lines acquired from FAST Multimedia in October 2001.

Personal Web Video sales decreased 3.9% to $29.4 million in the quarter ended March 31, 2002 from $30.6 million in the quarter ended March 31, 2001. Personal Web Video sales decreased 14.3% to $79.9 million in the nine months ended March 31, 2002 from $93.2 million in the nine months ended March 31, 2001. Personal Web Video sales decreased due to a decrease in sales of products aimed at the business market, which include the DV500, DC30plus, DC1000, and DC2000 products. This sales decrease was partially offset by increased sales for some of our new business products, which include Pro-ONE, that was introduced to the market in August 2001, and our new consumer software products, including Studio version 7 editing software, that shipped in June 2001, and Pinnacle Express DVD authoring software, that was introduced to the market in September 2001.

Since a majority of our Personal Web Video sales are directed toward the consumer, we usually experience an increase in sales during the second quarter of our fiscal year due to the “holiday buying season.” Our Personal Web Video sales have, in the past, increased from the first quarter to the second quarter of our fiscal year and, subsequently, decreased from the second quarter to the third quarter of our fiscal year. During fiscal 2002, our Personal Web Video sales increased 41.9% from the first quarter to the second quarter, and subsequently, decreased 0.9% from the second quarter to the third quarter. Although sales only decreased 0.9% from the second quarter to the third quarter of fiscal 2002, the level of dollar sales for the third quarter of fiscal 2002 was at approximately the same level as the third quarter of fiscal 2001. During fiscal 2001, our Personal Web Video sales increased 52.9% from the first quarter to the second quarter and, subsequently, decreased 19.3% from the second quarter to the third quarter. During fiscal 2000, our Personal Web Video sales increased 46.2% from the first quarter to the second quarter and, subsequently, decreased 10.7% from the second quarter to the third quarter.

In an effort to reduce costs during the quarter ended December 31, 2001, we effectively shut down our operations for one week during the Thanksgiving holiday and for the holiday week during the last week of December 2001. This shut down resulted in the majority of our employees taking vacation during the shut down periods, which reduced our operating expenses during the quarter ended December 31, 2001. We did not have similar savings during the quarter ended March 31, 2002.

Deferred revenue increased from $3.4 million as of June 30, 2001 to $12.2 million as of March 31, 2002. This increase in deferred revenue was primarily due to an increase in large system sales in our Broadcast and Professional Solutions division. As of March 31, 2002, we billed certain customers for several installments but did not recognize any of the revenue associated with these large system sales. We will recognize the revenue for these large system sales upon the completion of installation and customer acceptance.

The following is a summary of revenues by region:

Three Months Ended March 31:					Increase
(In thousands)	2002	%	2001	%	(Decrease)

Region
North America	$30,325	50.0%	$30,907	45.3%	(1.9)%
International	30,345	50.0%	37,319	54.7%	(18.7)%

Total Revenues	$60,670	100.0%	$68,226	100.0%	(11.1)%

Nine Months Ended March 31:					Increase
(In thousands)	2002	%	2001	%	(Decrease)

Region
North America	$83,433	50.0%	$85,913	42.9%	(2.9)%
International	83,337	50.0%	114,546	57.1%	(27.3)%

Total Revenues	$166,770	100.0%	$200,459	100.0%	(16.8)%

For the quarters ended March 31, 2002 and March 31, 2001, international sales (sales outside of North America) represented 50.0% and 54.7% of our net sales, respectively, while North America sales represented 50.0% and 45.3% of our net sales, respectively. For the nine months ended March 31, 2002 and March 31, 2001, international sales represented 50.0% and 57.1% of our net sales, respectively, while North America sales represented 50.0% and 42.9% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

International sales decreased 18.7% to $30.4 million in the quarter ended March 31, 2002 from $37.3 million in the quarter ended March 31, 2001. International sales decreased 27.3% to $83.4 million in the nine months ended March 31, 2002 from $114.6 million in the nine months ended March 31, 2001. International sales decreased primarily due to decreased sales in Europe and the Asia Pacific region resulting from the economic downturn, which impacted our international sales more than our North America sales.

North America sales decreased 1.9% to $30.3 million in the quarter ended March 31, 2002 from $30.9 million in the quarter ended March 31, 2001. North America sales decreased 2.9% to $83.4 million in the nine months ended March 31, 2002 from $85.9 million in the nine months ended March 31, 2001. North America sales decreased primarily due to the economic downturn.

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

In the quarter ended March 31, 2002, our total gross margins as a percentage of net sales increased to 53.3% from 49.2% in the quarter ended March 31, 2001. In the nine months ended March 31, 2002, our total gross margins increased to 49.2% from 45.7% in the nine months ended March 31, 2001.

Included in the cost of sales for the nine months ended March 31, 2002 is a $2.3 million inventory charge related to the devaluation of products used in our Vortex News systems, which are included in our Broadcast and Professional Solutions division. This $2.3 million inventory charge was recorded in the quarter ended September 30, 2001. Included in the cost of sales for the nine months ended March 31, 2001 is a $2.5 million inventory charge for discontinued products and accessories, which related to the Broadcast and Professional Solutions division. This $2.5 million inventory charge was recorded in the quarter ended September 30, 2000.

During the quarter ended September 30, 2000, we reorganized our internal reporting structure to facilitate better and more efficient reporting and to increase internal accountability. In conjunction with this reorganization, we streamlined our product line offerings by discontinuing certain products, including primarily Alladin and the 18G and 50G versions of the Media Stream servers, and by writing down excess Targa 2000 and DVD 1000 inventory to its net realizable value. This resulted in an inventory charge of $2.5 million to reduce the inventory carrying value to its estimated net realizable value on the secondary parts market. This inventory was subsequently sold on the secondary parts market for its approximate revised carrying amount. As a result of this reorganization, we increased the effectiveness of our internal processes and streamlined our product offerings, which we expect will indirectly improve our operating results over time. We do not expect the reorganization to have a significant direct effect on future earnings.

During the quarter ended September 30, 2001, we upgraded our TARGA 2000 product with our TARGA 3000 product (a component of our Vortex News systems), which is included in our Broadcast and Professional Solutions division. As a result, we recorded a $2.3 million inventory charge to write down inventory related to the TARGA 2000. As of March 31, 2002, this $2.3 million devalued inventory was not scrapped or sold on the secondary parts market since we had not yet recognized revenue associated with our Vortex News systems.

Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, gross margins would have been 50.5% in the nine months ended March 31, 2002. Excluding the $2.5 million inventory charge, which was recorded in the quarter ended September 30, 2000, gross margins would have been 45.7% in the nine months ended March 31, 2001.

The increase in our overall gross margins for the quarter and nine months ended March 31, 2002 compared to the quarter and nine months ended March 31, 2001 was due to increased gross margins in both the Personal Web Video and the Broadcast and Professional Solutions divisions.

Personal Web Video gross margins increased to 48.4% from 44.3% in the quarters ended March 31, 2002 and March 31, 2001, respectively. Personal Web Video gross margins increased to 47.0% from 39.9% in the nine months ended March 31, 2002 and March 31, 2001, respectively. The increase in Personal Web Video gross margins during the quarter and nine months ended March 31, 2002 was primarily due to a more favorable mix of higher margin product sales.

Broadcast and Professional Solutions gross margins increased to 57.8% from 53.2% in the quarters ended March 31, 2002 and March 31, 2001, respectively. The increase in Broadcast and Professional Solutions gross margins for the quarter ended March 31, 2002 was primarily due to the addition of $1.7 million in sales of products from product lines acquired from FAST in October 2001, which generated higher margins, and a more favorable product mix towards live-to-air products. Broadcast and Professional Solutions gross margins increased to 51.1% from 48.4% in the nine months ended March 31, 2002 and March 31, 2001, respectively. Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, Broadcast and Professional Solutions gross margins would have been 53.8% in the nine months ended March 31, 2002. Excluding the $2.5 million inventory charge, which was recorded in the quarter ended September 30, 2000, Broadcast and Professional Solutions gross margins would have been 50.7% in the nine months ended March 31, 2001. The increase in Broadcast and Professional Solutions gross margins for the nine months ended March 31, 2002 was primarily due to a decrease in manufacturing overhead costs, as a percentage of sales, because of more efficient operations and reduced manufacturing spending. The increase was also attributable to the addition of $3.8 million in sales of products from product lines acquired from FAST in October 2001, which generated higher margins, and a more favorable product mix towards live-to-air products.

Engineering and Product Development.    Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

As a percentage of sales, engineering and product development expenses increased to 13.4% in the quarter March 31, 2002, from 12.7% in the quarter ended March 31, 2001. Engineering and product development expenses decreased 5.9% to $8.1 million in the quarter ended March 31, 2002 from $8.6 million in the quarter ended March 31, 2001. As a percentage of sales, engineering and product development expenses increased to 13.7% in the nine months ended March 31, 2002, from 12.5% in the nine months ended March 31, 2001. Engineering and product development expenses increased, as a percentage of sales, in both the quarter and the nine months ended March 31, 2002 because we allocated significant resources to all of our engineering and product development locations throughout the world. We believe that investment in research and development is crucial to our future growth and position in the industry and we expect to continue to allocate significant resources to our engineering and product development efforts. Engineering and product development expenses decreased 8.3% to $22.9 million in the nine months ended March 31, 2002 from $25.0 million in the nine months ended March 31, 2001. The decrease was primarily due to our efforts to reduce engineering expenses commensurate with our lower revenue for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001.

Sales and Marketing.    Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services.

As a percentage of sales, sales and marketing expenses increased to 32.2% in the quarter ended March 31, 2002, from 24.6% in the quarter ended March 31, 2001. Sales and marketing expenses increased 16.5% to $19.5 million in the quarter ended March 31, 2002, from $16.8 million in the quarter ended March 31, 2001. As a percentage of sales, sales and marketing expenses increased to 31.4% in the nine months ended March 31, 2002, from 23.6% in the nine months ended March 31, 2001. Sales and marketing expenses increased 10.3% to $52.3 million in the nine months ended March 31, 2002, from $47.4 million in the nine months ended March 31, 2001. The increase was primarily due to the broader sales organization that we established in our Personal Web Video division in an effort to better serve the various local markets.

General and Administrative.    General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting costs, IT infrastructure costs, bad debt expense and other corporate administrative expenses.

As a percentage of sales, general and administrative expenses decreased to 5.3% in the quarter ended March 31, 2002, from 5.5% in the quarter ended March 31, 2001. General and administrative expenses decreased 14.9% to $3.2 million in the quarter ended March 31, 2002, from $3.8 million in the quarter ended March 31, 2001. The decrease in general and administrative expenses for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was primarily due to lower bad debt expense and also due to lower costs associated with the consolidation of our worldwide accounting function.

As a percentage of sales, general and administrative expenses increased to 6.9% in the nine months ended March 31, 2002, from 5.9% in the nine months ended March 31, 2001. General and administrative expenses decreased 2.6% to $11.6 million in the nine months ended March 31, 2002, from $11.9 million in the nine months ended March 31, 2001. The decrease in general and administrative expenses for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was primarily due to lower bad debt expense, which was partially offset by a reorganization charge and higher legal costs. The reorganization charge related to severance, and associated costs, of approximately $0.7 million during the quarter ended September 30, 2001 compared to $0.4 million during the quarter ended September 30, 2000. The higher legal costs for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 related to the DES earnout claim, the Athle-Tech claim, and the Stock Option Exchange Program.

During the quarter ended September 30, 2000, we reorganized our internal reporting structure by changing the organizational structure in order to facilitate better and more efficient internal reporting of the results of our business units. This reorganization required a modest reduction in headcount due to the more efficient organizational structure, resulting in involuntary termination expenses of $0.4 million, consisting primarily of severance for employees that were terminated during the quarter ended September 30, 2000. We believe this reorganization improved internal accountability.

During the quarter ended September 30, 2001, we reorganized and merged operations of the Broadcast Solutions and Professional Media divisions into one division named the Broadcast and Professional Solutions division. The new divisions equate to two reportable segments: Broadcast and Professional Solutions, and Personal Web Video. The reorganization was performed to provide a structure that would allow better focus on our business and reduction of costs. As part of this reorganization, we consolidated our worldwide accounting function and eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $0.7 million related to severance and associated costs related to employees that were terminated during the quarter ended September 30, 2001.

Amortization of Acquisition—Related Intangible Assets.    Acquisition-related intangible assets result from our acquisitions of businesses accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets including completed technology, assembled work force, trade names, customer base trademarks, favorable contracts as well as goodwill. Goodwill is the amount by which the cost of acquired net assets exceeded the fair values of those net assets on the date of purchase. As of March 31, 2002, our goodwill and other intangible assets, net of accumulated amortization, were $84.0 million, compared to $97.9 million as of June 30, 2001.

Acquisition related intangibles are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased 18.4% to $9.2 million in the quarter ended March 31, 2002 from $7.7 million in the quarter ended March 31, 2001. The amortization increased 17.1% to $27.0 million in the nine months ended March 31, 2002 from $23.1 million in the nine months ended March 31, 2001. This increase is primarily related to the amortization of approximately $16.5 million of additional goodwill, which we recorded in April 2001 in connection with our buyout of the earnout payments otherwise payable to the former Montage shareholders, the amortization resulting from the technology and products that we acquired from FAST in October 2001 and the DVD authoring technology that we acquired from Minerva Networks, Inc. in December 2000.

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

Acquisition Settlement.    On September 30, 2000, we agreed to compensate the former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. During the quarter ended September 30, 2000, we recorded a charge of $13.2 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. During the quarter ended December 31, 2000, we recorded an additional charge of $0.4 million associated with this obligation. During the quarter ended March 31, 2001, we recorded a credit of $0.2 million associated with this obligation. As of March 31, 2001, we had recorded a liability of $1.9 million which represented the estimated cash payout to the option holders with the remaining $11.5 million liability, (which was determined using the Black-Scholes method), recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at March 31, 2001 of $1.9 million and the actual payment in June 2001 was recorded in June 2001 as a reduction to lower the initial charge to the final expense of $12.9 million.

Interest and Other Income, net.    Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper. During the quarter ended March 31, 2002, interest income increased approximately 25.1% to $0.5 million from $0.4 million in the quarter ended March 31, 2001. The increase for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 was primarily due to a significantly higher investment balance.

During the nine months ended March 31, 2002, interest income decreased approximately 17.8% to $1.2 million from $1.4 million in the nine months ended March 31, 2001. The decrease for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 was primarily due to a one-time interest payment that we made in August 2001 to a certain customer in connection with a sales contract. In addition, positive cash flows generated from our operations for the quarter and nine months ended March 31, 2002 obtained lower interest yields than investments made during the same periods last year.

Income Tax Expense.    Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $0.8 million and $1.2 million for the quarter and nine months ended March 31, 2002, respectively, resulting from income from our international subsidiaries. We did not record a provision for income taxes for the quarter and nine months ended March 31, 2001. We have provided a valuation allowance for our net deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. The total valuation allowance was $32.5 million as of June 30, 2001.

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

Liquidity and Capital Resources

During the nine months ended March 31, 2002, cash and cash equivalents increased $23.9 million, compared to a decrease of $11.1 million during the nine months ended March 31, 2001. Cash and cash equivalents were $71.6 million as of March 31, 2002, compared to $47.4 million as of March 31, 2001. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our current operations and growth for the foreseeable future.

Our operating activities generated cash of $32.8 million during the nine months ended March 31, 2002, compared to consuming cash of $18.4 million during the nine months ended March 31, 2001. Cash generated from operations during the nine months ended March 31, 2002 was attributable to a significant decrease in accounts receivable and an increase in deferred revenues, which were partially offset by decreases in accounts payable and accrued expenses. As a result, we maintained positive cash flows from operations for the quarter and nine months ended March 31, 2002, despite incurring net losses of $7.9 million and $31.7 million, respectively. The significant decrease in our accounts receivable was the result of more linear sales and more aggressive cash management and collections. The increase in our deferred revenues was the result of some advanced payments on several large system sales, which we recorded as deferred revenue. We cannot reasonably expect accounts receivable to continue to decrease at this rate and, therefore, we expect that our accounts receivable may increase in the future. Cash consumed from operations during the nine months ended March 31, 2001 resulted from the net loss we incurred, in addition to an increase in inventory and accounts receivable and a decrease of accounts payable.

Our investing activities consumed cash of $12.4 million during the nine months ended March 31, 2002, compared to generating cash of $12.5 million during the nine months ended March 31, 2001. Cash consumed from investing activities during the nine months ended March 31, 2002 was due to the purchase of marketable securities, a cash payment for the acquired technology and products from FAST Multimedia, and the purchase of property and equipment. Cash generated from investing activities during the nine months ended March 31, 2001 was primarily due to the maturity and sale of our investments in marketable securities, which was partially offset by cash payments for the acquisition of Propel Ahead, Inc., the acquired DVD authoring technology from Minerva Networks, Inc., and the purchase of property and equipment.

Our financing activities generated cash of $3.5 million during the nine months ended March 31, 2002, compared to consuming cash of $2.4 million during the nine months ended March 31, 2001. Cash generated from financing activities during the nine months ended March 31, 2002 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options. Cash consumed from financing activities during the nine months ended March 31, 2001 was primarily due to the repurchase of our stock on the open market, which was partially offset by proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

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

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Three-Month Period April 1, 2002 through June 30, 2002:
2002	$1,186

For the Fiscal Years Ending June 30,
2003	4,445
2004	3,622
2005	2,090
2006	1,694
Thereafter	2,628

Total Operating Lease Obligations	$15,665

The lease obligation remaining for the current fiscal year 2002 represents only a three-month period from April 1, 2002 through June 30, 2002. The lease obligation disclosure, above, represents a four year and three month period from April 1, 2002 through June 30, 2006 and any lease obligations thereafter.

Other Contractual Obligations

Our contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, we do not have any capital leases, long-term debt, other long-term obligations, or contractual cash obligations.

The most significant contractual financial obligations we have, other than specific balance sheet liabilities and facility leases, are the purchase order (PO’s) commitments we place with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture our products for sale. We place PO’s with our vendors on an ongoing basis based on our internal sales forecasts. The value of outstanding PO’s can range anywhere from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of March 31, 2002, the value of outstanding PO’s was approximately $24 million. The total value of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these PO’s are firm commitments that cannot be cancelled, though some PO’s can be rescheduled without penalty and some can be completely canceled with little or no penalty.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue recognition, product returns, accounts receivable and bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The financial impact of these estimates and judgments is reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to public release of our financial results. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 26, 2001 and as amended by Amendment No.1 to Form 10-K as filed with the Securities and Exchange Commission on May 9, 2002. Our critical accounting policies are as follows:

•	Revenue recognition
•	Sales returns and allowance for doubtful accounts
•	Valuation of intangible assets and goodwil

Revenue recognition.     We derive our revenue primarily from two sources: (i) sale of products, including both hardware and software licenses and, to a lesser extent, (ii) services and support revenue including software and hardware maintenance and training.

For most of our transactions, we apply the provisions of SEC Staff Accounting Bulletin 101 “Revenue Recognition.” However, revenues from sales of software are recognized in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended and interpreted.

We recognize revenue from the sale of hardware and software products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is reasonably assured.

For all sales, we use either a binding purchase order or another form of documented agreement as evidence of an arrangement. Sales to most of our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer. Shipping terms generally are FOB shipping point.

At the time of a transaction, we assess whether the sale amount is fixed or determinable and whether collection is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and its creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Software products include telephone support, for which the expense is accrued at the time of sale, for ninety days. Certain hardware products include telephone support and maintenance services for specified periods of time from one to two years. For such hardware products, when telephone support is provided at no additional charge during the product’s initial warranty period, and no other product enhancements or upgrades are provided, the cost of telephone support is accrued at the time of product shipment. Revenue from other hardware telephone support and maintenance, including extended or enhanced support and maintenance contracts, is deferred and recognized ratably over the period of the related agreements.

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

Management is required to make and apply significant judgments and estimates in connection with the recognition of revenue. Material differences may result in the amount and timing of our revenue for any period if our management were to make different judgments or apply different estimates.

Sales returns and allowance for doubtful accounts.     Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return allowance. Sales return allowances are then based on the estimated returns by product. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. Management specifically analyzes accounts receivable and analyze historical bad debts, customer creditworthiness, current economic trends takes, international situations (such as currency devaluations), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Management must make significant judgments and estimates in connection with establishing the sales returns in any accounting period and the uncollectability of our accounts receivables. Material differences may result in the amount and timing of our revenue for any period if management were to make different judgments or utilized different estimates.

Valuation of intangible assets and goodwill.    We review our long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•	significant negative industry or economic trends;
•	significant decline in our stock price for a sustained period; and
•	our market capitalization relative to net book value.

Because of the recent general economic decline, we periodically evaluate whether an impairment of our goodwill, other intangible assets and other long-lived assets has occurred. This evaluation includes an analysis of estimated future undiscounted net cash flows we expect the assets to generate over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge in the amount by which the carrying value of the assets exceeds their fair value. Fair value is determined generally based on discounted cash flows. If, as a result of our analysis, we determine that our intangible assets have been impaired, we will recognize the asset impairment charges in the quarter in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations if and when an impairment charge is recorded. If an impairment charge is recognized, the amortization related to goodwill and other intangible assets would decrease during the remainder of fiscal 2002.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we will adopt on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, we no longer amortize goodwill for any acquisitions completed since the beginning of the fiscal year. SFAS No. 142 will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment. We are currently evaluating the provisions of SFAS 142. See Recent Accounting Pronouncements.

Recent Accounting Pronouncements

In November 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” and No. 00-22, “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” We adopted EITF Issue No. 01-09 during the quarter ended March 31, 2002, which consisted of implementing the provisions addressing whether consideration from a vendor to a reseller of the vendor’s products is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. We provide marketing development funds to certain retail customers and have historically recorded these as marketing expenses. Under EITF Issue No. 01-09, these amounts should be recorded as a deduction from revenue. Accordingly, we reported approximately $0.6 million as a reduction of revenue for the quarter. We also reclassified approximately $1.1 million for the six months ended December 31, 2001 and approximately $2.1 million for the nine months ended March 31, 2001 from sales and marketing expense to a reduction of revenue to conform all periods presented to the current quarter presentation.

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

As of the date of adoption, July 1, 2002, we expect to have unamortized goodwill in the amount of $49.3 million, and unamortized identifiable intangible assets in the amount of $25.8 million, both of which will be subjected to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets was $9.2 million and $27.0 million for the three months and nine months ended March 31, 2002, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141, excluding the provisions that require that the purchase method of accounting be used for all business combinations, and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on our financial position or results of operations at the date of this report, other than the cessation of amortizing goodwill as noted above, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

There are various factors that may cause our quarterly net revenues and operating results to fluctuate. Quarter-to-quarter variations could result in a substantial decrease in our stock price if our revenues or operating results are below analysts’ expectations.

Our quarterly operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

•	Increased competition and pricing pressure;
•	Timing of significant orders from and shipments to major customers, including OEM’s and our large broadcast accounts;
•	Timing and market acceptance of new products and upgrades;
•	Success in developing, introducing and shipping new products;
•	Dependence on distribution channels through which our products are sold;
•	Accuracy of our and our resellers’ forecasts of end-user demand;
•	Accuracy of inventory forecasts;
•	Ability to obtain sufficient supplies from our subcontractors;-
•	Timing and level of consumer product returns;
•	Foreign currency fluctuations;
•	Delays and costs associated with the integration of acquired operations;
•	Introduction of new products by major competitors;
•	Intellectual property infringement claims (by or against us); and
•	General domestic and international economic conditions.

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

As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. Although our sales increased in the third quarter of fiscal 2002 from both the first and second quarters of fiscal 2002, we still remain uncertain of our sales for the remainder of fiscal 2002 due to current unfavorable economic conditions. The revenue growth and profitability of our business depends primarily on the overall demand for our products. Softening demand for these products resulting from ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. If United States or international economic conditions worsen, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

Our revenues, particularly in the Broadcast and Professional Solutions Division, are becoming increasingly dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant broadcast customers terminate their relationship, or contracts, with us, modify their requirements which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

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

We incurred losses in fiscal 2001 and in the first, second and third quarters of fiscal 2002, and expect to continue to incur losses throughout the remainder of fiscal 2002.

In fiscal 2001, we recorded net losses of approximately $60.5 million. In the first, second, and third quarters of fiscal 2002, we recorded a net loss of $15.5 million, $8.3 million and $7.9 million, respectively. In light of the current economic downturn, we expect revenues in fiscal 2002 to be lower than revenues in fiscal 2001 and, as a result, we expect to incur net losses in fiscal 2002.

If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may decline.

If we experience difficulty in developing and installing our Vortex News systems, our financial position and results of operations could be harmed.

In March 2000, we acquired all of the outstanding stock of Montage. The Montage product line includes Vortex News, a networked news solution for broadcasters. Since the Montage acquisition, we have invested significant resources and capital to further develop the Vortex News products, and to integrate those products into our existing products. We have received orders for our Vortex News products from a few important customers. As of March 31, 2002, we have not yet completed the installation nor assured the proper functioning of any large Vortex News installations. If we experience difficulty in installing our Vortex News systems or in adapting these systems to our customers’ needs, or if our customers are dissatisfied with the functionality or performance of our Vortex News systems once they are installed, these systems may not obtain broad market acceptance or contribute meaningfully to our revenues or profitability. In addition, if we do not successfully install, market and sell these systems, we will consume significant resources without obtaining commensurate revenue, and our financial position and results of operations will be harmed.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

As of March 31, 2002, we had approximately $84.0 million of net goodwill and other intangible assets. Since the time that we acquired many of these assets, our stock price has declined significantly and, as of September 30, 2001, the net book value of our intangible assets on our balance sheet exceeded our market capitalization. Since September 30, 2001, our stock price has increased and, as of March 31, 2002, our market capitalization exceeded the net book value of our intangible assets. We periodically evaluate whether our goodwill, other intangible assets and other long-lived assets have been impaired. This evaluation includes an analysis of the estimated future undiscounted net cash flows that we expect to generate by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over their estimated useful lives, we will record an impairment charge equal to the amount by which the carrying value of the assets exceeds their fair market value. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill and other intangible assets have been impaired in any particular quarter, we will recognize asset impairment charges for that quarter. Asset impairment charges of this nature could be significant and could have a material adverse effect on our financial position and results of operations.

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

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against the issuing company. In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint. We are defending the case vigorously.

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
Thomson Multimedia

Our principal competitors in the professional and consumer markets are:

Adobe Systems, Inc.
Apple Computer
Avid Technology, Inc.
Dazzle Multimedia (a division of SCM Microsystems, Inc.)
Hauppauge Digital, Inc.
Matrox Electronics Systems, Ltd.
Media 100, Inc.
Roxio, Inc.
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

Sales of our products outside of North America represented approximately 50.0% of net sales in the quarter ended March 31, 2002 and 54.7% of net sales in the quarter ended March 31, 2001. Sales of our products outside of North America represented approximately 50.0% of net sales in the nine months ended March 31, 2002 and 57.1% of net sales in the nine months ended March 31, 2001. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. Throughout the remainder of fiscal 2002 and beyond, we expect that a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations. For example, in recent periods, our revenues have been adversely affected by the decline in value of the Yen and Euro and our component currencies relative to the U.S. dollar.

As of March 31, 2002, our cash balance was approximately $71.6 million, with approximately $40.3 million located in the U.S. and approximately $31.3 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

The recent downturn in the global economy has contributed to a reduced demand for some of our products. As a result, we may experience increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall. If the global economic or market conditions weaken, our financial position may be further weakened.

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

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated, or Athle-Tech, and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the purported Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. We deny any liability relating to the Athle-Tech Claim and are vigorously defending the case. The parties are currently engaged in the discovery process. We expect to file dispositive motions in due course. If the motions do not dispose of the case, a trial date is set for October 2002. We have not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in

December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint. We are defending the case vigorously.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2002
PINNACLE SYSTEMS, INC.

By:	/s/ MARK L. SANDERS
Mark L. Sanders President, Chief Executive Officer and Director

Date:  May 15, 2002

By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration and Chief Financial Officer