Form 10-K
period 2002-06-30
PINNACLE SYSTEMS INC
filed 2002-09-27
CIK 774695

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-24784

PINNACLE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	94-3003809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

280 North Bernardo Avenue, Mountain View, CA	94043
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (650) 526-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value

Preferred Share Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s Common Stock on September 9, 2002 as reported on the NASDAQ National Market System, was approximately $430,203,980. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

As of September 9, 2002, registrant had 59,143,240 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for Registrant’s Annual Meeting of Shareholders to be held October 31, 2002.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the information incorporated by reference herein, includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning Pinnacle Systems, Inc.’s (“Pinnacle’s” or “our”) expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Forward-looking statements in Item 1. Business include, but are not limited to, those statements regarding the following: the expansion of our core software and hardware technology base; the development of software applications that can run on open architecture environments; the establishment of an industry standard video processing platform, the acquisition of complementary businesses, products and technologies; the price/performance ratio of our products; our user interface design; our various sales channels; our service and support organization and our product warranties; the increasing competition in the video production equipment market from new and existing market entrants; the highly competitive and evolving consumer video editing market; our reliance on independent subcontractors and our exposure to increased component costs; the relevance of our order backlog as of a particular date to our actual sales for a future period; our ability to successfully compete and achieve future revenue through protection of our proprietary technology; our intention to pursue appropriate patents; and the receipt by us of communications asserting that our products infringe the intellectual property rights of third parties. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from Pinnacle’s expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled “Factors Affecting Future Operating Results” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation and in this section. All subsequent written and oral forward-looking statements by or attributable to Pinnacle or persons acting on its behalf are expressly qualified in their entirety by such factors.

All forward-looking statements included in this document are based on information available to Pinnacle on the date hereof, and Pinnacle assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

ITEM 1.    BUSINESS

Overview

We are a supplier of video authoring, storage, distribution and streaming solutions for broadcasters, professionals, and consumers. Our products are used in the home, in the studio and on the air to create, store, and distribute video content for television programs, television commercials, pay-per-view, sports videos, corporate communications and personal home movies. The dramatic increase in distribution channels including cable television, direct satellite broadcast, video-on-demand, digital video disks, or DVD, and the Internet have led to a rapid increase in demand for video content. This is driving a market need for affordable, easy-to-use video creation, storage, distribution and streaming tools.

Our products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, we offer networked systems solutions and high performance, specialized computer-based solutions for high-end, production, post-production, team sports analysis, broadcast on-air and streaming applications. For the professional market, we provide computer-based content creation solutions, and solutions used to stream live and recorded video over the Internet. To address the consumer market, we offer low cost, easy-to-use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR, outputting their productions to tape, CD, DVD or the Internet.

We are organized into two customer-focused lines of business: (1) Broadcast and Professional and (2) Business and Consumer. We believe this organizational structure enables us to effectively address varying product requirements, rapidly implement our core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets. On July 1, 2002, we renamed the Business and Consumer division from its prior name, the Personal Web Video division, but did not change the structure or operations of this division. We will refer to this division as the Business and Consumer division, although as of June 30, 2002 it was still named the Personal Web Video division.

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

Recently, new and expanding channels of video content distribution, including cable television, direct satellite broadcast, video rentals, CD-ROM, DVD, video-on-demand, and the Internet, have led to a rapid increase in demand for video content for a wide variety of applications. This demand has driven the market for editing approaches that are less expensive and easier to use. New commercial and industrial applications for this market include multimedia entertainment, video games, music videos, special event videos, education and training and corporate communications. In addition, the popularity of camcorders, VCRs, DVD players, and personal computers has fueled the growth of an emerging consumer market for low cost video production technology that enables consumers to create and edit home videos. These expanding channels of video content distribution and new applications are increasing the demand for video content production and distribution tools.

Computer-based video solutions combining personal computers with specialized video processing technology can now provide video quality comparable to that of traditional tape-based editing suites at significantly lower cost. As a result, these computer-based video solutions are replacing the traditional tape-based editing suites. In addition, such solutions are often easier to use since they incorporate common applications and are based on open-IT platforms. Coupled with innovative and technology-leading software, the lower cost and ease of use of computer-based video tools enable large numbers of creative individuals, previously untrained in video production, to produce professional quality video programming. This programming can be used in traditional ways, such as broadcasting over the air, via satellite, used in homes and businesses. In addition, the growing popularity of DVD, VCD and the Internet provides entirely new channels of communicating through the use of video.

Strategy

Our goal is to take advantage of the growing traditional and Internet video opportunities to become the global leader of video for the home, the studio and on the air. As broadband capability continues to increase, the need to create, edit, store, stream and view high-quality video becomes more urgent. We have a proven ability to successfully migrate technology developed for broadcasters down to the professional and even the consumer markets, and we are now moving aggressively toward web-based solutions in each of our business divisions. To pursue our goal, we intend to implement the following strategies:

Expand and Leverage Core Technologies.    We intend to expand our core software and hardware technology base through both internal development and acquisitions. We use a modular approach to product development. This allows us to leverage our investment in research and development across multiple product designs and minimize time to market.

Develop Software Applications That Run On Standard Industry Information Technology Platforms.    We believe that the broadcast, professional, business and consumer markets will continue to move away from proprietary systems and products and toward video solutions that embrace open architecture environments. Those markets will need sophisticated software applications that can run in an open architecture environment on standard computer, networking, storage and server technologies. We intend to continue to develop software applications that allow users to create, store, distribute and view video, while taking advantage of the ever improving costs of standard hardware and software platforms.

Acquire Complementary Businesses, Products and Technologies.    We have grown and intend to continue to grow both internally as well as through the acquisition of complementary businesses, product lines or technologies. We frequently evaluate strategic acquisition opportunities that could enhance our existing product offerings or provide an avenue for developing new complementary product lines. We believe that the video production industry is in a period of consolidation and that strategic acquisition opportunities may arise. Most recently we completed the acquisition of FAST Multimedia AG, a pioneer in the non-linear editing market. With this acquisition, we now have rounded out our content creation product line up. In total, we have acquired 16 companies to date, among the most notable, the Video Communications Division of the Hewlett-Packard Company in 1999, Puffin Designs, Inc., or Puffin, in March of 2000, which provides an extended suite of video software applications, and in March and June of 2000 we acquired Digital Editing Services, Inc., or DES, and Avid Sports, Inc., or Avid, respectively, adding technology and software related to sports editing. In April 2000, we acquired The Montage Group, Ltd., or Montage, a leading supplier of news editing systems to the broadcast market. In December 2000, we acquired certain software and technology from Minerva Networks, Inc., or Minerva, for DVD authoring.

Value Proposition

We design, manufacture, market and support computer-based video products to serve the broadcast, professional and consumer markets. Our products are based on proprietary software and hardware technologies that offer the following benefits:

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

Broadcast and Professional Division

Our Broadcast and Professional division serves a wide range of customers with products that provide both point solutions and systems solutions. Our products are designed to meet the end-to-end production and distribution needs of live and recorded television broadcasting. We pioneered the blending of capabilities from formerly segmented broadcast functions to provide broadcasters with greater creative flexibility and enhanced value from their equipment investment. Today, many local, national and international broadcasters use our broadcast equipment for digital effects, character generation, and management of video and graphic assets, storage and on-air playout. Major global broadcast, satellite and cable networks utilize our broadcast servers to reliably deliver contents to their viewers. Our networked news solutions have been chosen as the backbone for some of the world’s most sophisticated news and information providers. The Broadcast and Professional division also develops and manufactures computer based non-linear editing and special effects systems for post-production facilities, broadcasters and independent producers working on advertising commercials and broadcast program promotions, on documentaries and nature programming, and on Hollywood feature films. This division also develops and manufactures proprietary hardware and software for professional and collegiate sports teams in baseball, football, basketball, and hockey, that allow better play analysis and more effective coaching of players, both individually and as a team overall.

Live-to-Air Production Products

We sell a range of products designed to meet the creative challenges confronted by broadcasters. Each of these turnkey systems addresses a specific area of responsibility within the broadcast operation: digital effects, character generation, asset management, and image processing. We design each of our point products with some overlap to the others to increase the value of each product within the broadcast workflow. Furthermore, most of our products are designed to work on a network, enabling them to become part of complete solution packages with enhanced features and capabilities. Our products differ from the proprietary nature of traditional production equipment by using the same simplified file structures, high speed networking technologies, and interoperability found in the desktop PC industry. Material created on any of our live production products can be played back on any other.

Our live-to-air production products include Deko character generators (FXDeko II, Deko2200, Deko1000, Deko500, HD Deko500, PostDeko, DekoCast, DekoRocket, ClipDeko, and StillDeko), Digital Video Effects (DVE) systems (DVEXCEL, DVEXtremePlus, and AlladinPro), clip and still servers (Lightning1000, Thunder LT, and Thunder XL), and PDS digital video switchers (PDS 6000, PDS 6000i, PDS 9000, PDS 9000i). These products compete with offerings from companies that include Chyron, Panasonic, Sony, Thomson Multimedia and others.

Deko Family.    The Deko family of products is designed to provide high performance titling, real time effects and character generation for broadcast and on-air applications. Deko is a Windows NT-based system that includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement, and multiple layers for text composition. The Deko product family supports a wide range of standard and international character fonts. The suggested list price for a Deko ranges from approximately $3,000 to $75,000, depending on the configuration.

DVExtreme Family.    DVExtreme is our high performance, real time three-dimensional (3D) digital video effects system for broadcast and high-end post-production customers who seek to incorporate unique special effects into their programming. DVExtreme, a Windows NT-based, multi-channel system, can simultaneously manipulate up to three channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other sophisticated visual effects. The suggested list price for a DVExtreme ranges from approximately $30,000 to $64,000, depending on the configuration.

Content Creation Products

We offer a complete range of non-linear editing (NLE) products for both the Apple® Power Mac™ G4 or the Windows PC. Each product is a combination of hardware and software and can be used for a wide range of applications including broadcast graphics and design, corporate video, webcasting, post-production, visual effects, and DVD authoring. These products enable users to ingest material, edit it, create graphics and ultimately send their completed project to their chosen distribution medium.

We offer three content creation product families. Our Pinnacle Liquid family (Liquid blue, silver, purple and purple field) provides customers with a range of video format support and capability using a common application. CinéWave is an extensible Apple Macintosh-based solution that combines our TARGA Ciné video processing hardware with a package of software tools including Commotion Pro and CinéAcquire from Pinnacle and Final Cut Pro from Apple. CinéWave is unique in the industry in its easy upgrade ability from standard definition to high definition, simply by adding optional hardware attachments. Our TARGA 3000, available for retail and as part of OEM solutions, is high bandwidth video processing hardware designed to power third-party professional video and audio editing solutions Retail list price is approximately $6,595. These products primarily compete with offerings from Avid, Media 100, Sony, Quantel, Matrox and Leitch.

Pinnacle Liquid Family.    The Pinnacle Liquid brand is comprised of non-linear editing and post-production solutions based on proprietary Pinnacle hardware and software running on Windows/Intel (so-called Wintel) platforms. Liquid blue delivers complete native support for every standard definition video format—that means no more transcoding and no more degradation by recompression. Liquid blue products are sold as turnkey systems designed for seamless integration within existing broadcast and post production facilities. Liquid blue supports a variety of networked editing topologies from simple file transfer networks to large storage area networks (SAN). Liquid silver, sold as a bundle of Pinnacle proprietary hardware and software, is designed for long-form or corporate editing needs using compressed as well as even higher quality uncompressed formats. Liquid silver also offers direct MPEG-2 and integrated export and DVD burning, making this the perfect solution for DVD authoring. Liquid purple is a complete DV editing solution for the Wintel platform. Based on the Pinnacle Liquid editing software, it has powerful logging tools, color correction, 2D and 3D effects and is network ready. Liquid purple supports DV, Panasonic DVCPRO and Sony DVCAM and can be accelerated with the addition of Pinnacle’s optional In-Time hardware. Prices start at approximately $2,995 for Liquid purple, $19,995 for Liquid silver, and $49,995 for Liquid blue as a full turnkey system including computer and a modest amount of storage.

CinéWave Family is designed for the Apple Macintosh platform and includes Pinnacle hardware and our own Commotion Pro and CinéAcquire software, as well as Apple’s award-winning FinalCut Pro non-linear editing application. CinéWave is targeted at digital cinematographers, broadcast designers, post-production specialists, webcasters and special effects artists, as well as the large community of video and multimedia producers working exclusively on the Macintosh platform. The CinéWave product family offers professional audio/video tools at an affordable price. The CinéWave hardware and software bundle has an entry level suggested list price of approximately $6,495 for standard definition. Complete CinéWave high-definition TV production systems, including the computer and a modest amount of storage, start as low as approximately $30,000, substantially less than previously available post-production systems used for these advanced digital video formats.

TARGA Family.    The TARGA products are designed to power non-linear video and audio editing solutions targeted at professional videographers and digital content creation applications. TARGA products are based on the memory-centric HUB3 architecture, a Pinnacle-designed technology for very high bandwidth video processing. The TARGA products can support uncompressed video processing, multiple codec formats such as DV and MPEG2, variable picture resolutions and aspect ratios for standard definition and high definition television, variable frame rates, and very high precision color processing in both YUV and RGB. The suggested list price is approximately $6,595 for an entry-level TARGA hardware and software bundle, while a ready-to-edit TARGA system with computer and a modest amount of storage starts at approximately $12,000.

Content Delivery Products

We develop and sell products and systems solutions used by broadcasters, corporations and other video professional to cost-effectively deliver their video content. Using computer based networking, storage and encoding technologies these products enable customers to create a program once, at any location, and distribute it to many outlets in a variety of formats. We supply content delivery solutions that meet the needs of customers ranging in size from small web operations through massive international broadcast operations.

MediaStream digital video servers record, store, retrieve and process digital video content for broadcast over conventional mediums or the Internet. The suggested list prices start at approximately $10,000 but can run as high as a few million dollars for large networked systems. StreamFactory is a real-time web stream encoder that accepts professional video and audio inputs. Suggested list prices range from approximately $9,995 to $18,995. Pinnacle Edge Servers (ES100, ER100 and DekoCast) are combined with Pinnacle VBase central site software to provide customized large-scale interconnected solutions addressing Content Distribution, Network Localization, and remote ad insertion applications for major networks.

StreamGenie Family.    The StreamGenie product is designed to broadcast live events over the Internet. It is a portable Internet broadcast station in a single box and supports multiple camera switching, titling, DVE’s and realtime encoding of professional quality audio and video into a variety of Webcasting formats such as Microsoft’s Windows Media and Real Network’s SureStream for live output to the Internet and/or video archives. The StreamGenie Presenter option enables integration of PowerPoint(tm) graphics that can be viewed simultaneously with the associated video. List prices for StreamGenie range from approximately $19,995 to $24,995 depending on system configuration.

StreamFactory Family.    The StreamFactory product is a real-time web stream encoder that accepts professional video and audio inputs. StreamFactory enables multiple data rate output in Microsoft Windows Media, Real Networks SureStream and QuickTime formats. Designed to be a rack-mounted infrastructure appliance, StreamFactory can be configured and managed remotely, either across a LAN, or across the Internet. Simply connect a video tape recorder, video router, satellite downlink, or other audiovisual source directly to StreamFactory to convert professional quality programming contents to popular streaming formats in real-time. Suggested list prices for StreamFactory range from approximately $9,995 to $18,995 depending on system configuration.

Media Stream Server Family.    The Media Stream digital video server is designed to record, store, retrieve, process and playout digital video content for broadcasters. The Media Stream servers can handle up to 16 channels of MPEG-2 I/O. It includes a redundant array of independent disks, or RAID, and optional disk expansion chassis can be used to expand capability to over 1000 hours of online video storage. Media Stream Servers are engineered for extreme reliability and have been successfully installed in numerous facilities worldwide operating 24 hours per day, 7 days per week. The suggested list prices start at less than approximately $30,000 but can run as high as a few million dollars for large systems.

News Production Products

Pinnacle Vortex is an integrated digital networked news solution specifically designed to enable the conversion of television news production from traditional tape-based editing and segmented production functions performed by specialists to non-linear server based editing and finishing. It combines many of our key strengths in video processing, storage, management, editing and delivery, into an integrated and efficient solution for meeting the end-to-end requirements of broadcast news operations. Vortex is designed to support scaleable operations, sophisticated programming, and the productivity needed to control costs. Vortex makes it possible for multiple editors, graphics designers, directors, producers and journalists to access shared video assets simultaneously over both high-speed production networks and common LAN or Internet connections. Vortex systems include proprietary Pinnacle software, hardware and storage sub-systems combined with high performance IT components using standard networking interfaces. This makes Vortex a superior solution for broadcast news originators—both local and national—that require solutions to help them be the first to air with breaking news while still delivering sophisticated on-air looks that differentiate their channel from competitors. Vortex is highly scalable and is configurable to address the modest needs of local broadcasters as well as the constant demands of 24-hour global broadcast news operations. Vortex system prices can range from approximately $200,000 to millions of dollars, depending on configuration.

Sports Analysis Products

Pinnacle’s Team Sports products are designed for use by professional and collegiate sports teams to capture, edit and view video from team sports events including Football, Basketball, Baseball and Hockey. Team Sports products can be used as stand alone products or networked together to give the coaching staff access to current and historic video footage of games and practice events and training. Networked Sports products allow users to access and view videos from anywhere on the net. The suggested list prices range from approximately $25,000 to one million dollars for a large networked system.

Business and Consumer Division

On July 1, 2002, we renamed the Business and Consumer division from its prior name, the Personal Web Video division, but did not change the structure or operations of this division. We will refer to this division as the Business and Consumer division, although as of June 30, 2002 it was still named the Personal Web Video division.

Our Business and Consumer division develops and markets products which are aimed at the consumer and prosumer markets, and allow users to edit video to create professional-looking home movies, corporate presentations, wedding videos and other productions using a standard personal computer and camcorder. Products targeted at the prosumer market fall into two categories: those based on Adobe’s Premiere video editing software, and those based on Pinnacle’s Edition video editing software.

Premiere-based products.    The Business and Consumer division sells a variety of products based on Adobe’s Premiere video editing software. All of these products are hardware/software combinations and all are targeted for use with Microsoft Windows-based personal computers. We add both hardware and software to Adobe’s Premiere software to create a complete solution for end users. Our added hardware supports video input/output and real-time video effects capabilities in conjunction with Premiere software. Our added software includes Impression (for DVD authoring) and TitleDeko (for video character generation). Premiere-based products include DV500, DVD500, Pro-ONE and Pro-ONE RTDV. These products compete primarily with products from Matrox and Canopus. Suggested list price in the U.S. for these products range from approximately $649 to $999.

Edition-based Products.    Edition is a video editing software program for prosumers which runs on standard Microsoft Windows-based personal computers. The Business and Consumer division sells Edition software as a software-only product bundled with its Impression and TitleDeko software. We also sell Edition bundled with video input/output cards developed by Pinnacle (e.g. Edition DV500). Edition software competes with products such as Adobe’s Premiere, Avid Technology’s Xpress and Apple’s Final Cut. The suggested retail price for Edition in the U.S. is approximately $699.

Products targeted at the consumer market allow home users to edit their personal video to create professional-looking “home movies” using an industry-standard Microsoft Windows-based personal computer and camcorder. We have developed an easy-to-use software interface called the Studio application, which serves as the primary interface for all of its Studio consumer video editing products. We currently offer either a stand-alone software solution, or software bundled with video capture hardware. In addition to Studio products, the Business and Consumer division sells Express, a program designed for consumers who want to archive their home movies on VideoCD or DVD.

Studio Products.    Studio is a non-linear video editing software program that runs on Microsoft Windows and works with standard video capture hardware installed on the end-user’s personal computer. Studio is specifically designed to allow consumers to edit their “home movies.” With the use of the Studio software, users can “drop and drag” video clips in the order they desire, add simple transitions between scenes and simple graphic, titles and music or audio to the production. The current version of Studio software, version 8, first shipped to end users in August 2002, and incorporates many significant new features such as integrated DVD authoring, which were not included in the earlier version (version 7). A significant part of our strategy is to sell users of earlier versions of Studio software, upgrades to the current version. Studio software competes with programs such as Ulead’s VideoStudio and Roxio’s VideoWave. The suggested list price for Studio Version 8 software in the U.S. is approximately $99.

In addition to selling Studio as a stand-alone software product, we sell Studio software bundled with a variety of video input/output hardware. These products include Studio DV, Studio AV, Studio DC10plus, Studio DVplus and Studio Deluxe. The suggested list price for these products in the U.S. ranges from approximately $129 to $299.

Expression Products.    Expression (previously named Pinnacle Express) is a software program which allows end-users to copy their home movies to VideoCD or DVD for playback on standard set-top DVD players. Expression requires a standard Microsoft Windows-based personal computer which is equipped with a writable CD or DVD optical drive. Expression also allows users to add menus to their home movies to index their videos and more quickly find scenes of interest. The suggested list price for Expression software in the U.S. is approximately $49.

TV Receiver Products.    PCTV allows users to view television programming on their computer monitor. The television program can be viewed alone or while the user is working on the computer or surfing the Internet. The suggested list price for PCTV in the U.S. ranges from approximately $69 to $199.

Technology

We are a technological leader in digital video processing, which includes real time video manipulation, video capture, digital video editing and storage. The National Academy of Television Arts and Sciences’ Outstanding Technical Achievement EMMY award has been awarded to us on five occasions. In 1990, we received an EMMY for pioneering the concept of the video workstation. In 1994, we received an EMMY for developing technology, which allows real time mapping of live video onto animated 3D surfaces and, in 1997, we received an EMMY for utilization of real time video manipulation technology in non-linear editing applications. In 2000, we received an EMMY for pioneering development in full motion broadcast quality PC video and compression plug-in cards utilized in the manufacture of non-linear editing systems and video servers. In 2001, we received an EMMY for the pioneering development in shared video-data storage for use in television video servers. In addition, the technology that we acquired from Digital Graphix was awarded two EMMY’s prior to its acquisition by us. Montage was also awarded one EMMY, prior to its acquisition by us, for enabling technology and for non-linear editing systems using digital imaging and sound.

Many of our products share a common internal architecture. This design approach allows us to leverage our research and development expenditures by utilizing similar hardware and software modules in multiple products. Our video manipulation architecture is fundamental to the performance and capabilities of our products. As a result of the acquisition of the video division of Miro Computer Products AG in August 1997, we acquired video capture technology that allows high quality live video and audio to be captured and played back from a standard personal computer. We further developed and augmented this technology with the acquisition of Truevision, Inc. in March 1999 and with the acquisition of FAST Multimedia in October 2001.

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

We have historically devoted a significant portion of our resources to engineering and product development programs and expect to continue to allocate significant resources to these efforts. In addition, we have acquired certain products and technologies that have aided our ability to more rapidly develop and market new products. Our future operating results will depend to a considerable extent on our ability to continually develop, acquire, introduce and deliver new hardware and software products that offer our customers additional features and enhanced performance at competitive prices. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain market acceptance or problems associated with product transitions could adversely affect our business, financial condition and results of operations, particularly on a quarterly basis.

As of June 30, 2002, we had 242 people engaged in engineering and product development. Our engineering and product development expenses (excluding purchased in-process research and development) in fiscal 2002, 2001 and 2000 were $31.4 million, $34.3 million and $27.8 million respectively, and represented 13.6%, 13.7% and 11.7%, respectively, of net sales.

Employees

As of June 30, 2002, we employed 752 people worldwide.

Customers

End users of our products range from individuals to major corporate and government entities, and to video production and broadcast facilities worldwide. Broadcast customers include domestic and international television and cable networks, local broadcasters and program creators. Professional customers include corporations seeking to develop internal video post-production capabilities, sports teams, professional videographers including those who cover special events, and small production houses serving cable and commercial video markets. Consumer customers include consumer and prosumer users who edit video and create professional looking

“home movies,” corporate presentations, and other special events and productions using a standard personal computer and camcorder.

Marketing, Sales and Service

Marketing

Our marketing efforts are targeted at users of broadcast and professional production suites, and home video editing enthusiasts. In order to increase awareness of our products, we attend a number of trade shows, the major ones being the National Association of Broadcasters, or NAB, show in the United States, and the International Broadcasters Convention, or IBC, show and the Center For Office and Information Technology, or CEBIT, show in Europe. We also use targeted direct mail campaigns and advertisements in trade and computer publications for most of our product lines and also participate in joint marketing activities with our OEM partners and other professional video companies.

Sales

We maintain a sales organization consisting of regional sales managers in the United States, Europe, Asia and Latin America. We currently have sales offices in twelve countries worldwide that support sales into those countries and a number of other countries. The regional sales managers are primarily responsible for supporting independent dealers and VARs and making direct sales in geographic regions without dealer coverage. They also service customers who prefer to transact directly with us.

Our sales organization focuses on a variety of distribution channels, including OEMs, value-added resellers, or VARs, distributors, retail stores and other resellers. We believe that our development of a worldwide sales and distribution organization gives us a strategic advantage in the rapidly changing broadcast, professional, and consumer video industry. We intend to persist in strengthening and developing this organization and to continue to develop strong strategic relationships with key OEMs and resellers.

We sell our broadcast and professional products to end users through an established domestic and international network of independent video product dealers and VARs in addition to direct sales. The independent dealers and VARs are selected for their ability to provide effective field sales and technical support to our customers. Dealers and VARs carry our broadcast and professional products as demonstration units, advise customers on system configuration and installation and perform ongoing post-sales customer support. We believe that many end users depend on the technical support offered by these dealers in making product purchase decisions. We continue to invest resources in developing and supporting our network of independent dealers and VARs. These groups promote our products and expand our market coverage.

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

Our consumer products are sold primarily through the consumer retail channel via large distributors, VARs, OEMs, and large computer and electronic retailers, in addition to direct telemarketing, mail order and over the Internet. There can be no assurance that any particular computer retailers will continue to stock and sell our consumer products. If a significant number of computer retailers were to discontinue selling those products or if sales returns are higher than anticipated, our results of operations would be adversely affected. Sales into the consumer retail channel entail a number of risks including inventory obsolescence, product returns and potential price protection obligations.

Sales outside of North America represent a significant portion of our business, and we expect that sales outside of the United States will continue to account for a significant portion of our net sales. We make foreign currency denominated sales in many countries, especially in Europe, exposing us to risks associated with foreign currency fluctuations. This risk is partially hedged since all local selling and marketing expenses are also denominated in those same currencies. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions, changes in tariffs, difficulties in staffing and managing international operations, potential insolvency of international dealers and difficulty in collecting accounts receivable. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

Service and Support

We believe that our ability to provide customer service and support is an important element in the marketing of our products. Our customer service and support operation also provides us with a means of understanding customer requirements for future product enhancements. We maintain an in-house repair facility, supplemented by authorized third-party service providers and also provide telephone access to our technical support staff. Our technical support engineers not only provide assistance in diagnosing problems, but also work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems.

Our customers may choose from a variety of support offerings, including internet access, telephone support, hardware replacement, software updates and factory repairs. For selected products, we offer 24-hour/7-day emergency phone support and advance parts exchange with same business day shipment. We support our customers in Europe and Asia primarily through our international sales offices, worldwide parts distribution network, and local dealers.

We typically warrant our products against defects in materials and workmanship for varying periods depending on the product and the sales region. We believe our warranties are similar to those offered by other video production equipment suppliers. To date, we have not encountered any significant product maintenance problems.

Competition

The video production equipment market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. We anticipate increased competition in the video production equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors.

Competition for our broadcast products is generally based on product performance, breadth of product line, service and support, market presence and price. Our principal competitors in this market include Chyron Corporation, Leitch Technology Corporation, Matsushita Electric Industrial Co. Ltd., or Matsushita, Quantel Ltd. (a division of Carlton Communications Plc), SeaChange Corporation, Sony Corporation, or Sony, and Thomson Multimedia, some of which have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than us. In addition, some of these companies have established relationships with current and potential customers of ours. Some of our competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

Our competition in the professional and consumer markets comes from a number of groups of video companies such as traditional video equipment suppliers, providers of desktop editing solutions, video software application companies and others. Suppliers of traditional video equipment such as Matsushita and Sony have the financial resources and technical know-how to develop high quality, real time video manipulation products for the desktop video market. Suppliers of professional media products such as Adobe Systems Inc., Avid, Matrox Electronics Systems, Ltd., Media100, Inc., have established video distribution channels and experience in marketing video products and significant financial resources.

We believe that the consumer video editing market is still emerging and as well the sources of competition. There are several established video companies that are currently offering products or solutions that compete directly or indirectly with our consumer products by providing some or all of the same features and video editing capabilities, such as Dazzle Multimedia, Roxio, and Ulead. In addition, we expect that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with our consumer products. We may also face competition from other computer companies that lack experience in the video production industry but that have substantial resources to acquire or develop technology and products for the video production market. There can be no assurance that any of these companies will not enter into the video production market or that we could successfully compete against them if they did.

Manufacturing and Suppliers

Our manufacturing and logistics operations, located in the U.S. and Germany, consist primarily of testing printed circuit assemblies, final product assembly, configuration and testing, quality assurance and shipping for our broadcast and professional products. Manufacturing of our business and consumer products is performed by independent subcontractors located in the U.S., Germany and China. Each of our products undergoes quality inspection and testing at the board level and final assembly stage. We manage our materials with a software system that integrates purchasing, inventory control and cost accounting.

We rely on independent subcontractors who manufacture to our specifications our consumer and certain professional products and major subassemblies used in our broadcast and professional products. This approach allows us to concentrate our manufacturing resources on areas where we believe we can add the most value, such as product testing and final assembly, and reduces the fixed costs of owning and operating a full scale manufacturing facility. We have manufacturing agreements with a number of U.S.-based subcontractors, which include Flash Electronics and Benchmark Electronics, for the manufacture of our broadcast and professional products. We have a manufacturing agreement with Streiff & Helmold GmbH, which is located in Braunschweig, Germany, for the manufacture of our business and consumer products. Our reliance on subcontractors to manufacture products and major subassemblies involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor was to become unable or unwilling to continue to manufacture these products or subassemblies in required volumes, our business, financial condition and results of operations could be materially adversely affected.

To the extent possible, we and our manufacturing subcontractors use standard parts and components available from multiple vendors. However, we and our subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in our products, including integrated circuits manufactured by Altera Corporation, AuraVision Corporation, LSI Logic Corp., Maxim Integrated Products, Inc., National Semiconductor Corporation, Philips Electronics, Inc., Raytheon Corporation and Zoran Corporation, field programmable gate arrays manufactured by Altera Corporation and Xilinx, Inc. and software applications from Adobe. Our manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to our manufacturing subcontractors is dependent in part on our ability to provide our manufacturers, and their ability to provide suppliers, with accurate forecasts of our future requirements. We and our manufacturing subcontractors endeavor to maintain ongoing communication with their suppliers to guard against interruptions in supply. We and our subcontractors have in the past experienced delays in receiving adequate supplies of single source components. Also, because of the reliance on these single or limited source components, we may be subject to increases in component costs that could have an adverse effect on our results of operations. Any extended interruption or reduction in the future supply of any key components currently obtained from a single or limited source could have a significant adverse effect on our business, financial condition and results of operations in any given period.

Our broadcast and professional customers generally order on an as-needed basis. We generally ship our products within 30 days of receipt of an order, depending on customer requirements, although certain customers, including OEMs, may place substantial orders with the expectation that shipments will be staged over several months. A substantial majority of product shipments in a period relate to orders received in that period, and accordingly, we generally operate with a limited backlog of orders. The absence of a significant historical backlog means that quarterly results are difficult to predict and delays in product delivery and in the closing of sales near the end of a quarter can cause quarterly revenues to fall below anticipated levels. In addition, our customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. As a result of these factors, we believe that the backlog of orders as of any particular date is not necessarily indicative of our actual sales for any future period.

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

There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. Any such litigation could be costly and a diversion of management’s attention, either of which could have material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling its products, any of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.    PROPERTIES

Our principal administrative, marketing, manufacturing and product development facility is located in Mountain View, California. This facility occupies approximately 106,000 square feet pursuant to a lease which commenced August 15, 1996 and which will terminate December 31, 2003.

We lease space in Braunschweig, Germany which houses engineering, administrative, logistics and marketing operations for our consumer products. The Braunschweig lease expires in April 2004. We house certain engineering and support operations in Indianapolis, Indiana and Rochelle Park, New Jersey.

Additionally, we lease a facility in Lowell, Massachusetts to house operations for our sports business and a facility in Munich, Germany primarily for engineering and sales operations.

We maintain sales and marketing support offices in leased facilities in various other locations throughout the world.

ITEM 3.    LEGAL PROCEEDINGS

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In May 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants have moved to dismiss. We are defending the case vigorously. We have not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a purported software development agreement between Athle-Tech Computer Systems, Incorporated, or Athle-Tech, and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the purported Athle-Tech

Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. We deny any liability relating to the Athle-Tech Claim and are vigorously defending the case. The parties are currently engaged in the discovery process. In July 2002, the Court held a hearing on our motion for summary judgment and the plaintiff’s motion for partial summary judgment. The court denied both motions. A trial date is currently set for February 2003. We have not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

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

We are engaged in certain additional legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our consolidated financial position or results of operations or liquidity, although there can be no assurance as to the outcome of such litigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of September 9, 2002, certain information concerning our executive officers:

Name	Age	Position
J. Kim Fennell	45	President and Chief Executive Officer
Mark L. Sanders	59	Chairman of the Board
Ajay Chopra	45	President, Broadcast and Professional Division
Arthur D. Chadwick	45	Vice President, Finance and Administration and Chief Financial Officer
Georg Blinn	54	President, Business and Consumer Division
William Loesch	48	Vice President, Product Management and Engineering, Business and Consumer Division
Robert Wilson	48	President, Broadcast and Professional Division

There is no family relationship between any of our directors or executive officers.

Mr. Fennell has served as our President and Chief Executive Officer since July 1, 2002. From November 2000 until July 1, 2002, Mr. Fennell was President and Chief Executive Officer of StorageWay, a data storage service provider. From July 2000 to November 2000, Mr. Fennell was Vice President of Avaya, Inc., in charge of the Enterprise Communications Applications Division. From October 1997 to July 2000, Mr. Fennell was a Vice President with Lucent Technologies in various roles including the head of the Communications Applications Group, which encompassed their messaging, CRM and internet applications businesses. Mr. Fennell was an executive with Octel Communications Corp. from 1986 until its acquisition by Lucent in 1997. At Octel he was responsible for Octel Canada Inc., Octel Europe Inc. and then International Operations. Prior to Octel he held various management positions with the Canadian subsidiaries of ROLM Corp. and Burroughs Corp.

Mr. Sanders has served as our Chairman of our Board of Directors since July 2002. Mr. Sanders served as our President, Chief Executive Officer and one of our directors from January 1990 to June 2002.

Mr. Chopra, one of our founders, has served as our President of the Broadcast and Professional Division since July 2001 and as one of our directors since our inception in May 1986. In addition, Mr. Chopra served as Chairman of our Board of Directors from January 1990 until July 2002. Mr. Chopra served as our President of the Professional Media Division from July 2000 until July 2001, and as our Vice President, General Manager, Desktop Products from April 1997 until July 2000. Mr. Chopra previously served as our Chief Technology Officer from June 1996 to April 1997, Vice President of Engineering from January 1990 to June 1996, and as our President and Chief Executive Officer from our inception to January 1990.

Mr. Chadwick has served as our Vice President, Finance and Administration and Chief Financial Officer since January 1989.

Mr. Blinn has served as President, Business and Consumer Division since July 2000. Mr. Blinn served as Vice President, General Manager, Pinnacle Systems GmbH from August 1997 to July 2000. Prior to joining us, Mr. Blinn was the Chief Financial Officer of Miro Computer Products AG, a provider of video capture cards, from December 1996 to August 1997. From January 1993 to December 1996, Mr. Blinn was an independent business consultant.

Mr. Loesch has served as our Vice President, Product Management and Engineering, Business and Consumer Division since July 2000. Mr. Loesch served as our Vice President, General Manager, Consumer Products from April 1997 to July 2000. Prior to that Mr. Loesch served as our Vice President, New Business Development from May 1994 to April 1997.

Mr. Wilson has served as our President, Broadcast and Professional Division since July 2001. Mr. Wilson served as our President of the Broadcast Solutions division from July 2000 to July 2001. Mr. Wilson served as Vice President, Broadcast Products from April 1997 to July 2000. From May 1994 to April 1997, Mr. Wilson served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Accom, Inc., a video company.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol PCLE. The following table sets forth for the fiscal periods indicated the range of high and low sales prices per share of the common stock as reported on the NASDAQ National Market.

	High	Low
Fiscal Year Ended June 30, 2002:
First Quarter	5.64	2.80
Second Quarter	8.90	2.84
Third Quarter	9.73	7.58
Fourth Quarter	11.93	7.22

Fiscal Year Ended June 30, 2001:
First Quarter	24.56	7.19
Second Quarter	12.63	6.47
Third Quarter	10.88	5.19
Fourth Quarter	12.95	4.58

As of September 9, 2002, we had approximately 260 stockholders of record of the common stock. We have never paid cash dividends on our capital stock. We currently expect that we will retain our future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

We are contingently liable to issue up to 399,363 shares in connection with the acquisition of Montage and our buyout in April 2001 of the earnout payments potentially due under that acquisition agreement. Our obligation to issue these shares is contingent upon the outcome of the Athle-Tech litigation against Montage and DES (See Notes 4 and 5 to our consolidated financial statements). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares then outstanding.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for each of the years in the five-year period ended June 30, 2002. The results for the fiscal year ended June 30, 2002 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements as of June 30, 2002 and 2001 and for each of the years in the three year period ended June 30, 2002 and notes thereto set forth on Pages F-1 to F-27 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2002	2001	2000	1999	1998
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	$231,791	$250,237	$236,830	$156,879	$103,911
Cost of sales	114,204	144,549	113,573	74,022	48,715

Gross profit	117,587	105,688	123,257	82,857	55,196

Operating expenses:
Engineering and product development	31,445	34,305	27,767	16,137	11,652
Sales and marketing	71,457	65,882	54,989	36,652	26,980
General and administrative	15,607	14,686	10,554	6,840	5,342
Legal settlement	—	—	2,102	—	—
Amortization of goodwill and other intangibles	35,891	30,743	18,382	2,289	936
In-process research and development	—	—	3,500	6,579	16,960
Acquisition settlement	—	12,880	—	—	—

Total operating expenses	154,400	158,496	117,294	68,497	61,870

Operating income (loss)	(36,813)	(52,808)	5,963	14,360	(6,674)
Interest and other income, net	2,208	1,890	3,403	4,742	3,139
Impairment of equity investments	—	(1,658)	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(34,605)	(52,576)	9,366	19,102	(3,535)
Income tax expense	5,478	7,616	1,779	666	2,685

Income (loss) before cumulative effect of change in accounting principle	(40,083)	(60,192)	7,587	18,436	(6,220)
Cumulative effect of change in accounting principle	—	(356)	—	—	—

Net income (loss)	$(40,083)	$(60,548)	$7,587	$18,436	$(6,220)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(.70)	$(1.16)	$0.16	$0.43	$(0.17)

Diluted	$(.70)	$(1.16)	$0.14	$0.39	$(0.17)

Cumulative effect per share of change in accounting principle:
Basic	$—	$(0.01)	$—	$—	$—

Diluted	$—	$(0.01)	$—	$—	$—

Net income (loss) per share:
Basic	$(.70)	$(1.17)	$0.16	$0.43	$(0.17)

Diluted	$(.70)	$(1.17)	$0.14	$0.39	$(0.17)

Shares used to compute net income (loss) per share:
Basic	56,859	51,729	48,311	42,780	35,628

Diluted	56,859	51,729	55,442	46,966	35,628

	2002	2001	2000	1999	1998
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$122,448	$114,422	$138,330	$120,325	$100,496
Total assets	259,557	266,957	322,799	196,469	132,937
Long-term debt	—	—	—	—	163
Retained earnings (accumulated deficit)	(93,433)	(53,350)	7,198	(389)	(18,825)
Shareholders’ equity	$205,908	$220,362	$259,620	$166,259	$114,392

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: the technology we acquired from FAST; our deferred revenue for fiscal 2002 as compared to fiscal 2001, and the timing of our recognition of this revenue; the proportion of our total sales represented by our international sales; the disclosure of any material impact on our gross margins resulting from the sold or scrapped inventory; the effect our reorganization during the quarter ended September 30, 2000 may have on our future operating results and earnings; the importance of continued investment in research and development to our future growth and position in the industry; our evaluation of our goodwill and intangible assets, and the significance of any resulting impairment charges; the impact of our adoption on July 1, 2002 of Financial Accounting Standards Board Statement of Financial Accounting Standards, SFAS No. 142, “Goodwill and Other Intangible Assets,” the effectiveness, beginning Pinnacle’s fiscal year 2003, of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and the effectiveness, after December 2002, of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”; the pricing pressures we may face in the consumer market; the sufficiency of our existing cash and cash equivalent balances as well as cash flow from operations to support our current operations and growth for the foreseeable future; our expected accounts receivable compared with our historical accounts receivable; and the judgments and estimates Pinnacle management makes in applying its accounting policies, and the impact upon our financial condition and results operation if management were to make different judgments or apply different estimates.

There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from Pinnacle’s expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled “Factors Affecting Future Operating Results” in this Item 7. All subsequent written and oral forward-looking statements by or attributable to Pinnacle or persons acting on its behalf are expressly qualified in their entirety by such factors.

All forward-looking statements included in this document are based on information available to Pinnacle on the date hereof, and Pinnacle assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Acquisitions

FAST Multimedia

In October 2001, we acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in our consolidated financial statements since the acquisition date. We acquired technology and products from FAST to add their sophisticated video editing software applications to our current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products. The synergies that we plan to generate by using this technology in other products were the justification for a purchase price of approximately $6.4 million higher than the fair value of the identifiable acquired net assets. We recorded this $6.4 million amount as goodwill during the quarter ended December 31, 2001.

The purchase price was approximately $13.7 million, of which approximately $2.3 million was paid in cash and approximately $10.9 million represents the value of shares of our stock that was issued. This $10.9 million value of shares of our stock issued is net of a $0.2 million foreign currency gain, which was calculated as the difference in value between the announcement date and the disbursement date of the shares. In October 2001, the cash portion of the purchase price was paid and a first installment of 1.2 million shares, valued at approximately $5.1 million, was issued. A second installment of approximately 1.0 million shares was issued in February 2002 and was recorded as a $6.0 million increase to equity. The value of the common shares was determined based on the average market price of our shares over a few days before and after the terms of the purchase were agreed to and announced in September 2001. We also incurred approximately $0.3 million in transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$316
Property and equipment	449
Core/developed technology	5,000
Trademarks and trade names	650
Customer-related intangibles	1,100
Goodwill	6,448

Total assets acquired	13,963
Accrued expenses assumed	203

Net assets acquired	$13,760

The identifiable intangible assets include core/developed technology of $5.0 million, trademarks and trade names of $.7 million, and customer-related intangibles of $1.1 million, and are being amortized over a four-year period. The $6.4 million of goodwill was assigned to the Broadcast and Professional segment and, in accordance with the requirements of Statement of Financial Accounting Standards, (SFAS) No. 142, “Goodwill and Other Intangible Assets,” has not been amortized and is expected to be deductible for tax purposes.

Minerva Networks, Inc.—DVD authoring technology

In December 2000, we acquired DVD authoring technology from Minerva Networks, Inc., or Minerva, a provider of professional and consumer video networking solutions that enable the convergence of television and the Internet. The technology acquired from Minerva includes the Impression family of DVD application software, DVD formatting software and associated intellectual property. We paid $2.3 million in cash in December 2000, and an additional $0.4 million in March 2001, pursuant to a purchase agreement amendment in January 2001. The amendment was entered into as a result of both parties agreeing that an error had been made in the original calculation of the value of the acquired technology. We also incurred approximately $0.1 million in transaction costs. The technology is being amortized using the straight-line method over a three-year period.

Other Acquisitions

During fiscal year ended June 30, 2001, we acquired three companies, which were not material individually or in the aggregate. We paid a total of $1.2 million in cash for these acquisitions. We also incurred approximately $0.2 million in transaction costs. The acquisitions were accounted for under the purchase method of accounting. We allocated $0.5 million to goodwill and allocated $0.9 million to identifiable intangibles. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. As described further under Recent Accounting Pronouncements, effective July 1, 2002, we will fully adopt SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. The results of the acquired companies’ operations have been included in the consolidated financial statements since their respective acquisition dates.

Avid Sports, Inc.

In June 2000, we acquired all the outstanding common stock of Avid Sports, Inc., a provider of sports editing and online sports media management solutions. The purchase price of approximately $25.0 million consisted of 944,213 shares of our common stock valued at $22.7 million, 138,158 assumed stock options valued at $1.9 million and approximately $0.4 million in transaction costs. The assumed stock options consisted of both vested and unvested stock options. The fair value of the common stock exchanged in the transaction was determined using the average market price of our common stock over a few days before and after the terms of the transaction were agreed to and announced. The value of the options assumed was determined using a Black-Scholes pricing model.

The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, we recorded $5.8 million in tangible assets and $13.4 million in identifiable intangibles including $9.5 million for core/developed technology, $1.9 million for customer-related intangibles and $1.4 million for other intangibles. We also recorded $15.5 million in liabilities, including $3.6 million in accounts payable, $2.0 million in accrued expenses, $2.0 in outstanding bank loans, $2.5 million in deferred revenue, and $5.4 million in deferred taxes. $21.2 million of the purchase price was allocated to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. As described further under Recent Accounting Pronouncements, effective July 1, 2002, we will fully adopt SFAS No. 142. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. The results of operations of Avid Sports, Inc. have been included in our consolidated financial statements since June 30, 2000.

On September 30, 2000, we agreed to compensate certain former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001 was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

Propel Ahead, Inc.

In June 2000, we acquired all the outstanding common stock of Propel Ahead, Inc., or Propel. In connection with this acquisition, We agreed to pay the former shareholder of Propel $3.2 million. We also incurred approximately $0.1 million in transaction costs. The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, we recorded $0.1 million in tangible assets and $3.0 million in identifiable intangibles including core/developed technology, assumed $1.3 million in liabilities including $1.2 million in deferred taxes, and allocated $1.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods respectively. As described further under Recent Accounting Pronouncements, effective July 1, 2002, we will fully adopt SFAS No. 142. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. The results of operations of Propel have been included in our consolidated financial statements since June 30, 2000.

The Montage Group, Ltd.

In April 2000, we acquired all the outstanding common stock of The Montage Group, Ltd., a provider of networked non-linear editing solutions. In connection with this acquisition, we issued 125,224 shares of our common stock valued at $3.7 million and incurred approximately $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of our common stock over a few days before and after the terms of the transaction were agreed to and announced. The terms of the acquisition also included an earnout provision, payable in shares of our common stock, wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two-year period beginning April 2000.

The acquisition was accounted for under the purchase method of accounting. In April 2000, we recorded $2.8 million in tangible assets, $0.4 million in in-process research and development, $1.6 million in identifiable intangibles, including core/developed technology, assumed $4.2 million in liabilities and allocated $3.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. As described further under Recent Accounting Pronouncements, effective July 1, 2002, we will fully adopt SFAS No. 142. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. The results of operations of Montage have been included in our consolidated financial statements since April 2000.

In April 2001, we elected, in accordance with the Montage Stock Acquisition Agreement, to buy out in their entirety the earnout payments otherwise payable to the former Montage shareholders for the twelve-month earnout periods ending in each of April 2001 and April 2002. In connection with this buyout, 2,315,218 shares of our common stock were issuable to the former Montage shareholders. We issued an aggregate of 1,915,855 shares of our common stock to the former Montage shareholders. The value of these shares was approximately $16.5 million, which we recorded as goodwill associated with the acquisition of Montage and which is being amortized using the straight-line method over the remaining four-year estimated life. The fair value of these shares was determined based on the market price of our stock on the date of the buy-out. We held back the remaining 399,363 buyout shares in accordance with its right to seek indemnification from the former Montage shareholders pursuant to the Montage Stock Acquisition Agreement. These shares will be issued into escrow to secure our indemnification rights. These shares have not been accounted for in the purchase price as their issuance is uncertain. Whether any or all of the shares will be issued to former Montage shareholders is dependent on the outcome of litigation against Montage (see Note 5). We are unable to estimate the timing or outcome of resolution.

Digital Editing Services, Inc.

In March 2000, we acquired DES, a provider of real-time video analysis and database solutions, or DES. In connection with this acquisition, we paid $0.3 million in cash and issued 287,752 shares of our common stock valued at $9.1 million and incurred $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of our common stock over a few days before and after the terms of the transaction were agreed to and announced. The terms of the acquisition included an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one-year period ending March 30, 2001. Operating profits from DES ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those associated revenues respectively. In October 2000, Pinnacle and the former DES shareholders amended the earnout provisions of the acquisition agreement to correspond with the combination of the DES and Avid Sports, Inc. businesses into one division in June 2000. The amendment provides that any earnout payable would be based upon the combined revenues, expenses and operating profit of DES and Avid Sports, Inc. Combined operating profits from DES and Avid Sports, Inc. ranging from between 10% to 20% of combined revenues would result in an additional payment of between 55% to 96% of those associated revenues respectively. No earnout payment would be made if operating profit did not exceed 10% of revenues during the earnout period. Any earnout would be paid in shares of our common stock. We are currently engaged in arbitration with the former shareholders regarding the earnout payment, as provided for pursuant to the DES Agreement Plan of Merger. We have not accrued any liability related to this contingency since a liability cannot be reasonably estimated. See further discussion at Item 3 — Legal Proceedings.

The DES acquisition was accounted for under the purchase method of accounting. As of March 30, 2000, we recorded $1.8 million in tangible assets, and $8.7 million in identifiable intangibles including $6.7 million of core/developed technology, $0.5 million in in-process research and development, $1.1 million in customer-related intangibles and $0.4 million of other intangibles. We assumed $4.6 million in liabilities, including $3.3 million in deferred taxes, and allocated $3.8 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. As described further under Recent Accounting Pronouncements, effective July 1, 2002, we will fully adopt SFAS No. 142. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. The results of operations of DES have been included in our consolidated financial statements since March 30, 2000.

Puffin Designs, Inc.

In March 2000, we acquired Puffin, a provider of content creation solutions. The purchase price consisted of 360,352 shares of our common stock valued at $11.2 million, assumed outstanding stock options valued at $0.3 million, and approximately $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company’s common stock over a few days before and after the terms of the transaction were agreed to and announced. The value of the options assumed was determined using a Black-Scholes pricing model.

The acquisition has been accounted for under the purchase method of accounting. As of March 24, 2000, we recorded $0.5 million in tangible assets, $0.6 million in-process research and development, $1.2 million in identifiable intangibles including core/developed technology, assumed $1.7 million in liabilities and allocated $11.2 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. As described further under Recent Accounting Pronouncements, effective July 1, 2002, we will fully adopt SFAS No. 142. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. The results of operations of Puffin have been included in our consolidated financial statements since March 24, 2000.

Video Communications Division of Hewlett-Packard

In August 1999, we acquired substantially all of the assets of the Video Communications Division (“Video Communications Division”) of Hewlett-Packard (“HP”), including key technologies and intellectual property, the Media Stream family of products and selected additional assets, as well as most managers and employees. In consideration, we paid HP $12.6 million in cash and issued 1,546,344 shares of its common stock valued at $20.6 million. The fair value of the one-half of the common stock issued in the transaction was determined using the average market price of our common stock over a few days before the acquisition date. One-half of the shares issued to HP were non-transferable for 24 months and therefore were valued at a ten percent discount to the average market price of our common stock over a few days before the acquisition date. We incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling $10.1 million.

The acquisition of HP’s Video Communications Division was accounted for under the purchase method of accounting. We recorded $7.3 million in tangible assets, $2.0 million in in-process research and development, and $19.1 million in other identifiable intangibles including $9.8 million in core/developed technology, $2.1 million in customer-related intangibles, $2.4 million in trademarks and patents, $1.1 million in favorable contracts, $1.1 million in assembled workforce, $1.2 million in licensing agreements, $1.4 million in other intangibles and allocated $15.4 million to goodwill. We assumed $10.1 million in liabilities which included $5.5 million in accounts payable, $2.6 million in warranty obligations, $1.2 million in customer advances and $0.8 million in other liabilities. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from nine months to five years. As described further under Recent Accounting Pronouncements, effective July 1, 2002, we will fully adopt SFAS No. 142. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. The results of operations of HP’s Video Communications Division have been included in our consolidated financial statements since August 2, 1999.

Results of Operations

The results for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 include the effect of adopting EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products.” We adopted EITF Issue No. 01-09 during the third quarter of fiscal 2002. Under EITF Issue No. 01-09, marketing development funds are recorded as a deduction from revenue. Accordingly, we reclassified these funds from marketing expense to a reduction of revenue to conform all periods presented to the current year presentation. See Note 1 to the consolidated financial statements.

The following table sets forth, for the periods indicated, certain consolidated statement of operations data as a percentage of net sales:

	Fiscal Years Ended June 30,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.3	57.8	48.0

Gross profit	50.7	42.2	52.0
Operating expenses:
Engineering and product development	13.6	13.7	11.7
Sales and marketing	30.8	26.3	23.2
General and administrative	6.7	5.9	4.4
Legal settlement	—	—	0.9
Amortization of goodwill and other intangibles	15.5	12.3	7.8
In-process research and development	—	—	1.5
Acquisition settlement	—	5.1	—

Total operating expenses	66.6	63.3	49.5

Operating income (loss)	(15.9)	(21.1)	2.5
Interest and other income, net	1.0	0.8	1.4
Impairment of equity investments	—	(0.7)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(14.9)	(21.0)	3.9
Income tax expense	2.4	3.1	0.7

Income (loss) before cumulative effect of change in accounting principle	(17.3)	(24.1)	3.2
Cumulative effect of change in accounting principle	—	(0.1)	—

Net income (loss)	(17.3)%	(24.2)%	3.2%

The tables below present sales data by division:

Net Sales
	Fiscal Years Ended June 30,			’02–’01 % Change	’01–’00 % Change
Division	2002	2001	2000
Broadcast and Professional	$120,835	$140,676	$129,433	(14.1)%	8.7%
Business and Consumer	110,956	109,561	107,397	1.3%	2.0%

	$231,791	$250,237	$236,830	(7.4)%	5.7%

Sales Percentages
	Fiscal Years Ended June 30,
Division	2002	2001	2000
Broadcast and Professional	52.1%	56.2%	54.7%
Business and Consumer	47.9%	43.8%	45.3%

	100.0%	100.0%	100.0%

Comparison of the Years Ended June 30, 2002 and 2001

Net Sales

Overall net sales decreased 7.4% to $231.8 million in the fiscal year ended June 30, 2002, from $250.2 million in the fiscal year ended June 30, 2001. Overall net sales decreased primarily because of the global economic downturn, which mainly impacted our international sales. This overall net sales decrease was partially offset by an increase in our North America sales, which was primarily due to new product introductions in our Business and Consumer division, new retail customers, and increases in sales of solutions used by broadcasters in live-to-air applications.

For the fiscal year ended June 30, 2002, the Broadcast and Professional division represented 52.1% of our total sales, while the Business and Consumer division represented 47.9% of our total sales. For the fiscal year ended June 30, 2001, the Broadcast and Professional division represented 56.2% of our total sales, while the Business and Consumer division represented 43.8% of our total sales.

Broadcast and Professional sales decreased 14.1% to $120.8 million in the fiscal year ended June 30, 2002 from $140.7 million in the fiscal year ended June 30, 2001. Broadcast and Professional sales decreased because of decreases in sales of our content creation products and team sports systems, which were partially offset by increases in sales of solutions used by broadcasters in live-to-air applications.

Business and Consumer sales increased 1.3% to $111.0 million in the fiscal year ended June 30, 2002 from $109.6 million in the fiscal year ended June 30, 2001. The Business and Consumer sales increase was due to some of our new business products, which include Pro-ONE, that was introduced to the market in August 2001, and our new consumer software products, including Studio version 7 editing software, that shipped in June 2001, and Pinnacle Express DVD authoring software, that was introduced to the market in September 2001. We also added new retail customers during the fiscal year ended June 30, 2002. These sales increases were mostly offset by decreased sales of products aimed at the business market, which include the DV500, DC30plus, DC1000, and DC2000 products.

Since a majority of our Business and Consumer sales are directed toward the consumer, we usually experience an increase in sales during the second quarter of our fiscal year due to the “holiday buying season.” Our Business and Consumer sales have, in the past, increased from the first quarter to the second quarter of our fiscal year and, subsequently, decreased from the second quarter to the third quarter of our fiscal year. During fiscal 2002, our Business and Consumer sales increased 41.9% from the first quarter to the second quarter, and subsequently, decreased 0.9% from the second quarter to the third quarter. Although sales only decreased 0.9% from the second quarter to the third quarter of fiscal 2002, the level of sales for the third quarter of fiscal 2002 was at approximately the same level as the third quarter of fiscal 2001. During fiscal 2001, our Business and Consumer sales increased 52.9% from the first quarter to the second quarter and, subsequently, decreased 19.3% from the second quarter to the third quarter. During fiscal 2000, our Business and Consumer sales increased 46.2% from the first quarter to the second quarter and, subsequently, decreased 10.7% from the second quarter to the third quarter.

In an effort to reduce costs during the quarter ended December 31, 2001, we effectively shut down our operations for one week during the Thanksgiving holiday and for the holiday week during the last week of

December 2001. This shut down resulted in the majority of our employees taking vacation during the shut down periods, which reduced our operating expenses during the quarter ended December 31, 2001. We did not have similar savings during the quarters ended March 31, 2002 and June 30, 2002.

Deferred revenue increased to $11.5 million as of June 30, 2002 from $3.4 million as of June 30, 2001. This increase in deferred revenue was primarily due to an increase in large system sales in our Broadcast and Professional division. As of June 30, 2002 and 2001, we billed certain customers for several installments but did not recognize associated revenue as the recognition criteria were not yet met with these large system sales. We will recognize the revenue for these large system sales upon the completion of installation and customer acceptance.

The following is a summary of revenues by region:

	Fiscal Year Ended June 30:				Increase (Decrease)
	2002	%	2001	%
	(In thousands)
Region
North America	$113,496	49.0%	$105,340	42.1%	7.7%
International	118,295	51.0%	144,897	57.9%	(18.4)%

Total Revenues	$231,791	100.0%	$250,237	100.0%	(7.4)%

For the fiscal years ended June 30, 2002 and June 30, 2001, international sales (sales outside of North America) represented 51.0% and 57.9% of our net sales, respectively, while North America sales represented 49.0% and 42.1% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

International sales decreased 18.4% to $118.3 million in the fiscal year ended June 30, 2002 from $144.9 million in the fiscal year ended June 30, 2001. International sales decreased primarily due to decreased sales in Europe and the Asia Pacific region resulting from the economic downturn.

North America sales increased 7.7% to $113.5 million in the fiscal year ended June 30, 2002 from $105.3 million in the fiscal year ended June 30, 2001. North America sales increased primarily due to new product introductions in our Business and Consumer division, as described above, and new retail and OEM customers, which was partially offset by the economic downturn.

Gross Margins

We distribute and sell our products to end users through a combination of independent domestic and international dealers, VARs, retailers, distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, retailers, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our gross margins, varies depending on the product, the channel of distribution, the volume of product purchased and other factors. In addition to direct material costs, cost of sales includes costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties and provisions for excess or obsolescence and shrinkage.

In the fiscal year ended June 30, 2002, our total gross margins as a percentage of net sales increased to 50.7% from 42.2% in the fiscal year ended June 30, 2001.

Included in the cost of sales for the fiscal year ended June 30, 2002 was a $2.3 million inventory charge related to the write-down of products used in our Vortex News systems, which are included in our Broadcast and Professional division. This $2.3 million inventory charge was recorded in the quarter ended September 30, 2001, and resulted from upgrading our TARGA 2000 product with our TARGA 3000 product (a component of our Vortex News systems), which is included in our Broadcast and Professional division. As a result, we recorded a $2.3 million inventory charge to write down inventory related to the TARGA 2000. As of June 30, 2002, this $2.3 million of written-down inventory was not yet scrapped or sold. We intend to disclose any material impact of subsequent disposition on gross margin.

Included in the cost of sales for the fiscal year ended June 30, 2001 was a $10.2 million inventory charge, consisting of a $2.5 million charge and a $7.7 million charge in the first and fourth quarters, respectively, of 2001. The charges related to discontinued products and accessories of which $7.9 million related to the Broadcast and Professional division and $2.3 million related to the Business and Consumer division. These inventory charges were part of reorganizations we implemented in each of the first and fourth quarters of fiscal 2001, as described in more detail below and in the section entitled General and Administrative.

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

During the quarter ended June 30, 2001, we reorganized further and streamlined our operations into three distinct divisions: the Broadcast Solutions division, the Professional Media division and the Business and Consumer division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we reevaluated our product offerings and better aligned them within our distribution channels. This reevaluation led to the discontinuance of certain products in an effort to simplify our manufacturing, sales and marketing processes and to more rapidly transition to newer product designs. As a result, we recorded a $7.7 million inventory charge to write down inventory to its estimated net realizable value. The discontinued products primarily consisted of certain versions of our PCTV, Thunder, DC30, DC50, DV300, DV200 and MP10 products. The simplified product lines resulted in improved efficiencies in marketing, sales, and manufacturing. As of June 30, 2002, most of this inventory was scrapped or sold on the secondary parts market with no material impact on gross margins. We intend to disclose any material impact of subsequent disposition on gross margin.

Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, gross margins would have been 51.7% in the fiscal year ended June 30, 2002. Excluding the $10.2 million inventory charge, consisting of a $2.5 million charge and a $7.7 million charge in the first and fourth quarters, respectively, of 2001, gross margins would have been 46.3% in the fiscal year ended June 30, 2001.

The increase in our overall gross margins for the fiscal year ended June 30, 2002 compared to the fiscal year ended June 30, 2001 was due to increased gross margins in both the Business and Consumer and the Broadcast and Professional divisions.

Business and Consumer gross margins increased to 47.9% in the fiscal year ended June 30, 2002 from 37.4% in the fiscal year ended June 30, 2001. Excluding the $2.3 million inventory charge, which was recorded in the quarter ended June 30, 2001, Business and Consumer gross margins would have been 39.5% in the fiscal year ended June 30, 2001. The increase in Business and Consumer gross margins was primarily due to a more favorable mix of higher margin product sales, as well as higher OEM sales.

Broadcast and Professional gross margins increased to 53.3% in the fiscal year ended June 30, 2002 from 46.0% in the fiscal year ended June 30, 2001. Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, Broadcast and Professional gross margins would have been 55.2% in the fiscal year ended June 30, 2002. Excluding the $7.9 million inventory charge, consisting of a $2.5 million charge and a $5.4 million charge in the first and fourth quarters, respectively, of 2001, Broadcast and Professional gross margins would have been 51.6% in the fiscal year ended June 30, 2001. The increase in Broadcast and Professional gross margins was primarily due to a decrease in manufacturing overhead costs, as a percentage of sales, because of more efficient operations and reduced manufacturing spending. The increase was also attributable to higher support sales, which generated higher margins, lower material costs, and a more favorable product mix towards live-to-air products.

Engineering and Product Development

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses decreased 8.3% to $31.4 million in the fiscal year ended June 30, 2002 from $34.3 million in the fiscal year ended June 30, 2001. This decrease was primarily due to our efforts to reduce engineering expenses commensurate with our lower revenue for the fiscal year ended June 30,

2002 compared to the fiscal year ended June 30, 2001. As a percentage of sales, engineering and product development expenses were relatively consistent at 13.6% in the fiscal year ended June 30, 2002 compared to 13.7% in the fiscal year ended June 30, 2001. We believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

Sales and Marketing

Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services.

Sales and marketing expenses increased 8.5% to $71.5 million in the fiscal year ended June 30, 2002 from $65.9 million in the fiscal year ended June 30, 2001. As a percentage of net sales, sales and marketing expenditures increased to 30.8% in the fiscal year ended June 30, 2002 from 26.3% in the fiscal year ended June 30, 2001. The increase was primarily due to the broader sales organization that we established in our Business and Consumer division in an effort to better serve the various local markets.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, IT infrastructure costs, bad debt expense, and other corporate administrative expenses.

General and administrative expenses increased 6.3% to $15.6 million in the fiscal year ended June 30, 2002 from $14.7 million in the fiscal year ended June 30, 2001. As a percentage of total revenue, general and administrative expenses were 6.7% and 5.9% in the fiscal years ended June 30, 2002 and 2001, respectively. This increase in general and administrative expenses was primarily due to an increase in personnel, which was partially offset by lower reorganizations costs incurred during the fiscal year ended June 30, 2002 compared to the fiscal year ended June 30, 2001. As discussed in the Gross Margins section, above, we completed reorganizations in the first and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002.

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

During the quarter ended June 30, 2001, we reorganized further and streamlined our operations into three distinct divisions: the Broadcast Solutions division, the Professional Media division and the Business and Consumer division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $1.1 million related to severance and associated costs related to employees that were terminated during the quarter. As a result of this reorganization and a reduction in discretionary spending, we significantly decreased total operating expenses by approximately $4 million in the first quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. However, operating expenses increased during the fiscal year ended 2002 compared to the fiscal year ended 2001, net of the acquisition settlement in 2001, as our business stabilized and returned to growth.

During the quarter ended September 30, 2001, we reorganized and merged operations of the Broadcast and Professional Media divisions into one division named the Broadcast and Professional division. The new divisions equate to two reportable segments: Broadcast and Professional, and Business and Consumer. The reorganization was performed to provide a structure that would allow better focus on our business and reduction of costs. As part of this reorganization, we consolidated our worldwide accounting function and eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $0.7 million related to severance and associated costs related to employees that were terminated during the quarter ended September 30, 2001.

Amortization of Acquisition—Related Intangible Assets

Acquisition-related intangible assets result from our acquisitions of businesses accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets including core/developed technology, assembled work force, trade names, customer-related intangibles, trademarks, favorable contracts as well as goodwill. Goodwill is the amount by which the cost of acquired identifiable net assets exceeded the fair values of those identifiable net assets on the date of purchase. As of June 30, 2002, our goodwill and other intangible assets, net of accumulated amortization, were $75.1 million, compared to $97.9 million as of June 30, 2001.

Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased 16.7% to $35.9 million in the fiscal year ended June 30, 2002 from $30.7 million in the fiscal year ended June 30, 2001. This increase is primarily related to the amortization of approximately $16.5 million of additional goodwill, which we recorded in April 2001 in connection with our buyout of the earnout payments otherwise payable to the former Montage shareholders, the amortization resulting from the technology and products that we acquired from FAST in October 2001 and the DVD authoring technology that we acquired from Minerva Networks, Inc. in December 2000.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we fully adopted on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, we no longer amortize goodwill for any acquisitions completed since the beginning of the fiscal year. SFAS No. 142 will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment.

We are currently evaluating whether or not the adoption of SFAS No.142 will require us to take an impairment charge upon adoption, and if so, the amount of the charge. This evaluation is sensitive to a number of assumptions used in the determination of the fair value of each of our reporting units, and will reflect management’s best estimates. As of June 30, 2002, we had approximately $75.1 million of net goodwill and other intangible assets. Although our impairment analysis is not yet complete, we believe we will likely report a goodwill impairment charge in the first quarter of fiscal 2003 that may range up to $30 million.

Subsequent to our adoption of SFAS No. 142 on July 1, 2002, we will evaluate, on an annual basis or whenever significant changes occur in our business, whether our goodwill and other intangible assets have been impaired. If we determine that our goodwill and other intangible assets have been impaired, we will recognize an impairment charge.

Acquisition Settlement

On September 30, 2000, we agreed to compensate certain former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper. Interest income increased approximately 16.8% to $2.2 million in the fiscal year ended June 30, 2002, from $1.9 million in the fiscal year ended June 30, 2001. This increase was primarily due to a higher invested balance, which was partially offset by a one-time interest payment that we made in August 2001 to a certain customer in connection with the cancellation of a sales contract. In addition, positive cash flows generated from our operations for the fiscal year ended June 30, 2002 obtained lower interest yields than investments made during the fiscal year ended June 30, 2001.

Income Tax Expense

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $5.5 million and $7.6 million for the fiscal years ended 2002 and 2001, respectively. We incurred a tax expense in the fiscal year ended June 30, 2002 primarily because of income from our international subsidiaries. We incurred a tax expense in fiscal 2001 primarily because of the increase in our valuation allowance on deferred tax assets. As of June 30, 2002, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. The total valuation allowance was $35.3 million and $32.5 million as of June 30, 2002 and 2001, respectively.

As of June 30, 2002, we had federal and state net operating loss carryforwards of approximately $15.2 million and $8.4 million, respectively. Our federal net operating loss carryforwards expire in the years 2020 through 2022, if not utilized. Our state net operating loss expires in the years 2011 through 2012, if not utilized. In addition, we had federal research and experimentation credit carryforwards of $3.5 million, which expire in the years 2002 through 2022, and state research and experimentation credit carryforwards of $3.2 million, which have no expiration provision.

Comparison of the Years Ended June 30, 2001 and 2000

Net Sales

Net sales increased in all three divisions in the fiscal year ended June 30, 2001, compared to fiscal 2000. In the Broadcast Solutions division, sales increased 3.9% during the year ended June 30, 2001 as compared to the prior year. The increase in Broadcast Solutions sales was primarily due to the sale of sports products obtained through the acquisition of Avid Sports, Inc. and DES, and increases in sales of the Deko line, which more than offset declines in sales of existing products including a decline in sales of Media Stream servers. In the Professional Media division, sales increased 18.1% in the fiscal year ended June 30, 2001, compared to the fiscal year ended June 30, 2000. This increase was due mostly to sales of Media’s recent product releases that include the TARGA line, StreamGenie, and StreamFactory. In the Personal Web Video division, sales increased 2.0% in the fiscal year ended June 30, 2001 compared to the fiscal year ended June 30, 2000. Sales in the Personal Web Video Division increased due to the introduction and sale of Studio DV, DV500 and DV500plus, which more than offset declines in older products such as DC10, DC30 and DC30 Pro.

International sales (sales outside of North America) increased 10.7% in the fiscal year ended June 30, 2001 and accounted for approximately 57.9% and 55.3% of our net sales in fiscal 2001 and 2000, respectively. As a percentage of our total net sales, international sales increased primarily due to increased sales in the Asia Pacific region. We expect that international sales will continue to represent a significant portion of our total net sales.

Gross Margins

We distribute and sell our products to end users through the combination of independent domestic and international dealers, VARs, retailers, distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, retailers, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our gross margins, varies depending on the product, the channel of distribution, the volume of product purchased and other factors. In addition to direct material costs, cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties and provisions for excess or obsolescence and shrinkage. In the fiscal year ended June 30, 2001, total gross margins decreased to 42.2% from 52.0% in the fiscal year ended June 30, 2000.

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

During the quarter ended June 30, 2001, we reorganized further and streamlined our operations into three distinct divisions: the Broadcast Solutions division, the Professional Media division and the Personal Web Video division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we reevaluated our product offerings and better aligned them within our distribution channels. This reevaluation led to the discontinuance of certain products in an effort to simplify our manufacturing, sales and marketing processes and to more rapidly transition to newer product designs. As a result, we recorded a $7.7 million inventory charge to write down inventory to its estimated net realizable value. The discontinued products primarily consisted of certain versions of our PCTV, Thunder, DC30, DC50, DV300, DV200 and MP10 products. To the extent any of this inventory that has been written-down or written-off is not scrapped or sold on the secondary parts market, we intend to disclose any material impact on gross margin. It is difficult to assess how the discontinuation of these products will impact future sales and profitability. However, we believe that the resulting simplified product lines will result in improved efficiencies in marketing, sales, and manufacturing.

Excluding these inventory charges, gross margins would have been 46.3% in the fiscal year ended June 30, 2001. This decrease in our margin was primarily due to a decrease in margins in the Broadcast Solutions and Personal Web Video divisions. Excluding the $4.4 million portion of the inventory charge that related to Broadcast Solutions products, Broadcast Solutions margins dropped to 51.2% from 60.5% in the fiscal year ended June 30, 2001 and 2000, respectively. The decrease in Broadcast Solutions margins was primarily due to lower selling prices in the Media Stream product family. Excluding the $3.5 million portion of the inventory charge that related to Professional Media products, Professional Media margins were relatively unchanged in the fiscal year ended June 30, 2001 compared to the prior year. Excluding the $2.3 million portion of the inventory charge that related to Personal Web Video products, Personal Web Video margins dropped to 39.5% from 44.9% in the fiscal years ended June 30, 2001 and 2000, respectively. This decrease in Personal Web Video margins was primarily due to reduced pricing on products aimed at the consumer market. We have experienced, and expect to continue to experience, pricing pressures on all of our products as the industry matures and competition increases.

Engineering and Product Development

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs. Engineering and product development expenses increased 23.5% to $34.3 million in the fiscal year ended June 30, 2001 from $27.8 million in the fiscal year ended June 30, 2000. This increase was due primarily to higher engineering and product development expenses as a result of acquiring Puffin, DES, Montage, and Avid Sports, Inc. As a percentage of sales, engineering and product development expenses were 13.7% in the fiscal year ended June 30, 2001 compared to 11.7% in the fiscal year ended June 30, 2000, as a result of our efforts to focus more resources on developing new products. We believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

Sales and Marketing

Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services. Sales and marketing expenses increased 19.8% to $65.9 million in the fiscal year ended June 30, 2001 from $55.0 million in the fiscal year ended June 30, 2000. This increase was due to the addition of sales and marketing expenses as a result of the acquisitions of Puffin, DES, Montage, and Avid Sports, Inc., along with increases in Europe and the U.S. These increases reflect expenditures to achieve our goal of increased sales and market share and expanded product awareness in new and existing markets throughout the world. As a percentage of net sales, sales and marketing expenditures increased to 26.3% in the fiscal year ended June 30, 2001 from 23.2% in the fiscal year ended June 30, 2000.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting costs, IT infrastructure costs, bad debt expense, and other corporate administrative expenses. General and administrative expenses increased 39.2% to $14.7 million in the fiscal year ended June 30, 2001 from $10.6 million in the fiscal year ended June 30, 2000. This increase in general and administrative expenses was primarily due to the increased investment necessary to manage and support our increased scale of operations and the infrastructure related to our new business units. Other contributing factors were an increase in the bad debt provision and higher legal fees associated with the class action lawsuit filed against us in July 2000 (See Item 3—Legal Proceedings). This increase also includes reorganization costs of approximately $1.4 million. As discussed in Gross Margins, we completed reorganizations in the first and fourth quarters of fiscal 2001.

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

During the quarter ended June 30, 2001, we reorganized further and streamlined our operations into three distinct divisions: the Broadcast Solutions division, the Professional Media division and the Personal Web Video division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $1.1 million related to severance and associated costs related to employees that were terminated during the quarter. As a result of this reorganization and a reduction in discretionary spending, we significantly decreased total operating expenses by approximately $4 million in the first quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001; however, operating expenses increased during the fiscal year ended 2002 compared to the fiscal year ended 2001 as our business stabilized and returned to growth.

As a percentage of total revenue, general and administrative expenses were 5.9% and 4.4% in the fiscal years ended June 30, 2001 and 2000, respectively.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition related intangibles consists of amortization of goodwill and identifiable intangibles including, among others, core/developed technology, customer-related intangibles, trademarks, favorable contracts and assembled workforce. These assets are being amortized using the straight-line method over periods ranging from three to nine years. The amortization increased from $18.4 million in the fiscal year ended June 30, 2000 to $30.7 million in the year ended June 30, 2001. The increase was primarily related to amortization of additional goodwill and other intangibles resulting from the six acquisitions we made during fiscal 2000 and the acquisition of DVD authoring technology from Minerva during fiscal 2001.

Legal Settlement

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

Acquisition Settlement

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

In-Process Research and Development

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

Impairment of Equity Investments

We recorded impairment losses on two equity investments of $1.7 million during the fiscal year ended June 30, 2001. Impairment losses are recognized on equity investments when we determine that there has been a decline in the carrying amount of the investment that is other than temporary. The impairment charge relates to non-marketable equity securities.

Interest and Other Income, net

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

Income Tax Expense

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $32.8 million during the fiscal year ended June 30, 2002, compared to a decrease of $10.6 million during the fiscal year ended June 30, 2001. Cash and cash equivalents were $80.6 million as of June 30, 2002, compared to $47.8 million as of June 30, 2001. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our current operations and growth for the foreseeable future.

Operating Activities

Our operating activities generated cash of $34.5 million during the fiscal year ended June 30, 2002, compared to consuming cash of $22.0 million during the fiscal year ended June 30, 2001.

Cash generated from operations of $34.5 million during the fiscal year ended June 30, 2002 was attributable to a significant decrease in accounts receivable and an increase in deferred revenues and accrued income taxes, which were partially offset by decreases in accounts payable and accrued expenses. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $40.1 million for the fiscal year ended June 30, 2002. The significant decrease in our accounts receivable was the result of more linear sales and more effective cash management and collections. The increase in our deferred revenues was the result of receiving some advance payments on several large system sales, which we recorded as deferred revenue. We cannot reasonably expect accounts receivable to continue to decrease at this rate and we expect that our accounts receivable may increase in the future.

Cash used in operations of $22.0 million during the fiscal year ended June 30, 2001 resulted from the net loss we incurred, in addition to an increase in inventory and a decrease of accounts payable.

Investing Activities

Our investing activities consumed cash of $13.8 million during the fiscal year ended June 30, 2002, compared to generating cash of $11.3 million during the fiscal year ended June 30, 2001.

Cash consumed from investing activities of $13.8 million during the fiscal year ended June 30, 2002 was due to the purchase of marketable securities, a cash payment for the acquired technology and products from FAST Multimedia, and the purchase of property and equipment.

Cash generated from investing activities of $11.3 million during the year ended June 30, 2001 was primarily due to the maturity and sale of our investments in marketable securities, which was partially offset by cash payments for the acquisition of Propel Ahead, Inc., the acquired DVD authoring technology from Minerva Networks, Inc., and the purchase of property and equipment.

Financing Activities

Our financing activities generated cash of $7.6 million during the fiscal year ended June 30, 2002, compared to generating cash of $0.3 million during the fiscal year ended June 30, 2001.

Cash generated from financing activities of $7.6 million during the fiscal year ended June 30, 2002 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Cash generated from financing activities of $0.3 million during the fiscal year ended June 30, 2001 was primarily due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options, which was mostly offset by the repurchase of our stock on the open market.

Stock Option Exchange Program

In November 2001, we offered a voluntary Stock Option Exchange Program to certain eligible employees, which provided these employees with the opportunity to tender their existing stock options in exchange for an equal number of replacement options to be granted in June 2002, with an exercise price equal to the fair market value of our Common Stock on the date that the new options were granted. These elections were required to be made by December 17, 2001, and were required to include all options granted to the electing employee during the prior six-month period. A total of 155 employees elected to participate in the Stock Option Exchange Program. Of the 11,000,000 stock options that were eligible to be tendered, 2,600,000 options, or 24%, were tendered in December 17, 2001. On June 19, 2002, we granted an aggregate of 2,550,009 million replacement options to those employees who had been continuously employed by us from the date they tendered their options through the grant date.

Only our employees who lived and worked in the United States, Germany, Japan or the United Kingdom, and who were employed by us as of, or prior to, the commencement of the offer, were eligible to participate. Directors, executive officers and certain other officers were not eligible to participate in the Stock Option Exchange Program.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows:

For the Fiscal Years Ending June 30,
(In thousands)
2003	$4,615
2004	3,804
2005	2,253
2006	1,784
2007	1,138
Thereafter	1,496

Total Operating Lease Obligations	$15,090

The lease obligation disclosure, above, represents a five-year period from July 1, 2002 through June 30, 2007 and any lease obligations thereafter. Rent expense for the years ended June 30, 2002, 2001 and 2000, was $4.6 million, $3.1 million and $2.3 million, respectively.

Other Contractual Obligations

Our contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, we do not have any capital leases, long-term debt, other long-term obligations, or contractual cash obligations.

The most significant contractual financial obligations we have, other than specific balance sheet liabilities and facility leases, are the purchase order (PO’s) commitments we place with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture our products for sale. We place PO’s with our vendors on an ongoing basis based on our internal sales forecasts. The amount of outstanding PO’s can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of June 30, 2002, the amount of outstanding PO’s was approximately $20.1 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these PO’s are firm commitments that cannot be cancelled, though some PO’s can be rescheduled without penalty and some can be completely canceled with little or no penalty.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies that may not require us to make estimates and judgments that are as difficult or subjective, such as our policies for revenue recognition and the deferral of revenues for large system sales and sales to distributors. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue recognition, product returns, accounts receivable and bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The financial impact of these estimates and judgments is reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to public release of our financial results. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements. Our critical accounting policies are as follows:

•	Revenue recognition

•	Sales returns and allowance for doubtful accounts

•	Valuation of intangible assets and goodwill

•	Valuation of inventory

Revenue Recognition

We derive our revenue primarily from the sale of products, including both hardware and software licenses and, to a lesser extent, from services and support revenue including software and hardware maintenance and training.

For many of our transactions, we apply the provisions of SEC Staff Accounting Bulletin 101 “Revenue Recognition.” However, revenues from sales of software are recognized in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended and interpreted. For systems sales that require significant customization and modification during installation to meet customer specifications, we apply the provisions of AICPA Statement of Position (SOP) 81-1, “Contract Accounting.”

We define revenue recognition criteria as follows:

(1)  Persuasive evidence of an arrangement exists.    For all sales, we use either a binding purchase order or another form of documented agreement as evidence of an arrangement. Sales to most of our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

(2)  Delivery has occurred or services have been rendered.    We consider delivery to occur upon shipment provided title and risk of loss have passed to the customer. Shipping terms generally are FOB shipping point.

(3)  The fee is fixed or determinable and (4) Collectibility is reasonably assured.    At the time of a transaction, we assess whether the sale amount is fixed or determinable and whether collection is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and its creditworthiness. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

Except for large systems sales, our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is recognized upon acceptance, which occurs upon the earlier of receipt of a written customer acceptance or a certain event, such as “on-air” that contractually constitutes acceptance. For sales to distributors who have only limited return rights, revenue is generally recognized at the time of shipment and a sales return reserve is recorded to provide for estimated product returns. For sales to distributors who have unlimited return rights, revenue is recognized when the product is sold through to their customer.

For products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide telephone support and bug fixes are accrued as these costs are deemed insignificant.

Our systems sales frequently involve multiple elements such as hardware product, installation, training, and maintenance. For arrangements with multiple elements representing separate earnings processes, revenue is allocated to the various elements based upon the residual value method. Fair value of services such as installation or training is established based upon separate sales by us of these services to other customers, in accordance with SOP 97-2, for software products or the quoted rates for such services by us or our competitors for non-software products. The amounts allocated to installation and training are recognized when the services are delivered. Fair values for the ongoing maintenance and support obligations are based upon separate sales of support contract renewals sold to other customers or upon renewal rates quoted in the contracts. The amounts allocated to maintenance and support are recognized ratably over the maintenance period. For systems with complex installation processes that are considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. Revenue from extended support and maintenance contracts is deferred and recognized ratably over the maintenance period.

Management is required to make and apply significant judgments and estimates in connection with the recognition of revenue. Material differences may result in the amount and timing of our revenue for any period if our management were to make different judgments or apply different estimates.

Sales Returns and Allowance for Doubtful Accounts

We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales return allowance. We record an increase in the allowance for doubtful accounts when the prospect of collecting a specific account receivable becomes doubtful. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends, international situations (such as currency devaluations), and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

We must make significant judgments and estimates in connection with establishing the sales returns in any accounting period and the uncollectability of our accounts receivables. Material differences may result in the amount and timing of our revenue for any period if we were to make different judgments or utilized different estimates.

Valuation of Intangible Assets and Goodwill

We review our long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important and which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	significant negative industry or economic trends

•	significant decline in our stock price for a sustained period

•	our market capitalization relative to net book value

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we fully adopted on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, we no longer amortize goodwill for any acquisitions completed since the beginning of the fiscal year. SFAS No. 142 will require that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment.

We are currently evaluating whether or not the adoption of SFAS No.142 will require us to take an impairment charge upon adoption, and if so, the amount of the charge. This evaluation is sensitive to a number of assumptions used in the determination of the fair value of each of our reporting units, and will reflect management’s best estimates. Although our impairment analysis is not yet complete, we believe we will likely report a goodwill impairment charge in the first quarter of fiscal 2003 that may range up to $30 million.

Subsequent to our adoption of SFAS No. 142 on July 1, 2002, we will evaluate, on an annual basis or whenever significant changes occur in our business, whether our goodwill and other intangible assets have been impaired. If we determine that our goodwill and other intangible assets have been impaired, we will recognize an impairment charge.

Valuation of Inventory

Inventory is valued at the lower of cost or market value. Inventory is purchased as a result of the monthly internal demand forecast that we produce, which drives the issuance of purchase orders with our suppliers. We capitalize all labor and overhead costs associated with the manufacture of our products.

Inventory is reviewed quarterly and written down to adjust for excess or obsolete material. We identify excess material by comparing the internal demand forecasts, based on product sales forecasts, to current inventory levels. Inventory that is deemed to be excess is written down to its estimated resale value in the secondary material resale market or to zero if there is no resale value. Inventory is identified as obsolete if we discontinue the use of a specific inventory item. Inventory that is deemed to be obsolete is written down to its estimated resale value or to zero if it has no resale value. Active inventory is written down to its net realizable value if the sales price falls below our carrying value.

Recent Accounting Pronouncements

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

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective for our fiscal year beginning on July 1, 2002, the date we are required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142.

As of the date of adoption, July 1, 2002, we have unamortized goodwill in the amount of $55.8 million, and unamortized identifiable intangible assets, all with definite lives, in the amount of $19.3 million, both of which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets was $35.9 million for the fiscal year ended June 30, 2002. We are currently evaluating the impact the adoption of SFAS No. 142 may have on our financial position and results of operations. Although the impairment analysis as of the date of adoption is not yet complete, we believe we will likely report a goodwill impairment charge in the first quarter of fiscal 2003 that may range up to $30 million.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

The provisions of SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002, which will be our fiscal year 2003. We are currently evaluating the impact the adoption of SFAS No. 143 may have on our financial position and results of operations.

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

The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which will be our fiscal year 2003. We do not expect the impact of adopting SFAS No. 144 to be significant.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the impact of adopting SFAS 146 to be significant.

FACTORS THAT COULD AFFECT FUTURE RESULTS

There are various factors that may cause our future net revenues and operating results to fluctuate. As a result, quarter-to-quarter variations could result in a substantial decrease in our stock price if our net revenues and operating results are below analysts’ expectations.

Our net revenues and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

•
Adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting North America, Europe, Asia Pacific and potentially other geographic areas

•	The continuing adverse economic impact of the recent national tragedy on September 11, 2001

•	Increased competition and pricing pressure

•	The timing of significant orders from and shipments to major customers, including OEM’s and our large broadcast accounts

•	The timing and market acceptance of new products and upgrade

•	The timing of customer acceptance on large system sales

•	Our success in developing, marketing and shipping new products

•	Our dependence on the distribution channels through which our products are sold

•	The accuracy of our and our resellers’ forecasts of end-user demand

•	The accuracy of inventory forecasts

•	Our ability to obtain sufficient supplies from our subcontractors on a timely basis

•	The timing and level of consumer product returns

•	Foreign currency fluctuations

•	Delays and costs associated with the integration of acquired operations

•	The introduction of new products by major competitors

•	Intellectual property infringement claims (by or against us)

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

Our operating expense levels are based, in part, on our expectations of future revenue. Such future revenue levels are difficult to forecast. Any shortfall in our quarterly net sales would have a disproportionate, negative impact on our quarterly net income. The resulting quarter-to-quarter variations in our revenues and operating results could create uncertainty about the direction or progress of our business, which could cause our stock price to decline.

Due to these factors, our future net revenues and operating results are not predictable with any significant degree of accuracy. As a result, we believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Deteriorating market conditions and continued economic uncertainty could materially adversely impact our revenues and growth rate.

As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. Although our sales increased in the fourth quarter of fiscal 2002 from the first, second and third quarters of fiscal 2002, our revenue growth and profitability depend primarily on the overall demand for our products. Softening demand for these products resulting from ongoing economic uncertainty may result in decreased revenues, earnings levels or growth rates. If United States or international economic conditions worsen, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

Our revenues, particularly in the Broadcast and Professional Division, are becoming increasingly dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant broadcast customers terminate their relationship or contracts with us, modify their requirements, which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

We expect sales of large broadcast systems to a few significant customers to continue to constitute a material portion of our net revenues. Our quarterly and annual revenues could fluctuate significantly if:

•	Sales to one or more of our significant customers are delayed or are not completed within a given quarter

•	The contract terms preclude us from recognizing revenue during that quarter

•	We are unable to provide any of our major customers with products in a timely manner and on competitive pricing terms

•	Any of our major customers experience competitive, operational or financial difficulties

•	Any of our major customers terminate their relationship with us or significantly reduce the amount of business they do with us

•	Any of our major customers reduce their capital investments in our products in response to slowing economic growth

If we are unable to complete anticipated transactions within a given quarter, our revenues may fall below the expectations of market analysts, and our stock price could decline.

We incurred losses in fiscal 2001 and in fiscal 2002 and could generate losses in fiscal 2003 if the economy slows.

In fiscal 2001 and fiscal 2002, we recorded net losses of approximately $60.5 million and $40.1 million, respectively. Although we do not currently envision incurring net losses, excluding the amortization of acquisition-related intangible assets and any potential goodwill impairment charge, in fiscal 2003, we could generate net losses in fiscal 2003 if the economy slows or if sales in our industry slow. If we do continue to incur losses in fiscal 2003, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the price of our common stock may decline.

If we experience difficulty in the ongoing development and installation of our Vortex News systems, our financial position and results of operations could be harmed.

In April 2000, we acquired all of the outstanding stock of Montage. The Montage product line includes Vortex News, a networked news solution for broadcasters. Since the Montage acquisition, we have invested significant resources and capital to further develop the Vortex News products, and to integrate those products into our existing products. We have received orders for our Vortex News products from key customers and have proceeded with the initial installations. We have successfully completed installation of the first few of those systems, but the systems are complex and are configured for each customer’s needs. If we experience difficulty in installing future Vortex News systems or in adapting these systems to our customers’ needs, or if our customers are dissatisfied with the functionality or performance of our Vortex News systems once they are installed, these systems may not obtain broad market acceptance or contribute meaningfully to our revenues or profitability. In addition, if we do not successfully install, market and sell these systems, we will consume significant resources without obtaining commensurate revenues, and our financial position and results of operations will be harmed.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

As of June 30, 2002, we had approximately $75.1 million of net goodwill and other intangible assets. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we fully adopted on July 1, 2002. We are currently evaluating whether or not the adoption of SFAS No.142 will require us to take an impairment charge upon adoption, and if so, the amount of the charge. This evaluation is sensitive to a number of assumptions used in the determination of the fair value of each of our reporting units, and will reflect management’s best estimates. As of June 30, 2002, we had approximately $75.1 million of net goodwill and other intangible assets. Although our impairment analysis is not yet complete, we believe we will likely report a goodwill impairment charge in the first quarter of fiscal 2003 that may range up to $30 million.

Subsequent to our adoption of SFAS No. 142 on July 1, 2002, we will annually evaluate whether our goodwill and other intangible assets have been impaired. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill and other intangible assets have been impaired, we will recognize an impairment charge that could be significant and could have a material adverse effect on our financial position and results of operations.

Our stock price may be volatile.

The trading price of our common stock has in the past, and could in the future, fluctuate significantly. These fluctuations have been, or could be, in response to numerous factors, including:

•	Quarterly variations in our results of operations

•	Announcements of technological innovations or new products by us, our customers or competitors

•	Changes in securities analysts’ recommendations

•	Announcements of acquisitions

•	Changes in earnings estimates made by independent analysts

•	General stock market fluctuations

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

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against the issuing company. In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants have moved to dismiss. We are defending the case vigorously.

It is possible that additional similar litigation could be brought against us in the future. The securities class action lawsuit described above and any similar litigation which may be brought against us could result in substantial costs and would likely divert management’s attention and resources from the day-to-day operations of our business. Any adverse determination in such litigation could also subject us to significant liabilities.

If we do not compete effectively against other companies in our target markets, our business and results of operations will be harmed.

We compete in the broadcast, professional, business, and consumer video production markets. Each of these markets is highly competitive and diverse, and the technologies for our products can change rapidly. The competitive nature of these markets results in pricing pressure and drives the need to incorporate product upgrades and accelerate the release of new products. New products are introduced frequently and existing products are continually enhanced. We anticipate increased competition in each of the broadcast, professional, business, and consumer video production markets, particularly since the industry continues to undergo a period of rapid technological change and consolidation. Competition for our broadcast, professional, business, and consumer video products is generally based on:

•	Product performance

•	Breadth of product line

•	Quality of service and support

•	Market presence and brand awareness

•	Price

•	Ability of competitors to develop new, higher performance, lower cost consumer video products

Certain competitors in the broadcast, professional, business, and consumer video markets have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we do. In addition, some competitors have established relationships with current and potential customers of ours, and offer a wide variety of video equipment that can be bundled in certain large system sales.

Our principal competitors in the broadcast and professional markets include:

Accom, Inc.
Avid Technology
Chyron Corporation
Leitch Technology Corporation
Matsushita Electric Industrial Co. Ltd.
Quantel Ltd. (a division of Carlton Communications Plc)
SeaChange Corporation
Sony Corporation
Thomson Multimedia

Our principal competitors in the business and consumer markets are:

Adobe Systems, Inc.
Apple Computer
Avid Technology, Inc.
Dazzle Multimedia (a division of SCM Microsystems, Inc.)
Hauppauge Digital, Inc.
Matrox Electronics Systems, Ltd.
Media 100, Inc.
Roxio, Inc.
Sony Corporation

These lists are not all-inclusive.

The consumer market in which certain of our products compete is highly competitive. There are several established video companies that currently offer products or solutions that compete directly or indirectly with our consumer products by providing some or all of the same features and video editing capabilities. We expect that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with our consumer products. In addition, existing and potential competitors may be able to adapt more readily to evolving technologies and customer demands. We expect that potential competition in this market is likely to come from existing video editing companies, software application companies or new entrants into the market, many of which have the financial resources, marketing and technical ability to develop products for the consumer video market.

Increased competition in the broadcast, professional, business, or consumer markets could result in price reductions, reduced margins and loss of market share. If we cannot compete effectively in these markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease and our operating results will be adversely affected.

Because we sell products internationally, we are subject to additional risks.

Sales of our products outside of North America represented approximately 53.8% of net sales in the quarter ended June 30, 2002 and approximately 61.0% of net sales in the quarter ended June 30, 2001. Sales of our products outside of North America represented approximately 51.0% of net sales in the year ended June 30, 2002 and approximately 57.9% of net sales in the year ended June 30, 2001. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal 2003 and beyond, a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations.

As of June 30, 2002, our cash and cash equivalents balance was approximately $80.6 million, with approximately $49.0 million located in the U.S. and approximately $31.6 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

In addition to foreign currency risks, our international sales and operations may also be subject to the following risks:

•	Unexpected changes in regulatory requirements

•	Export license requirements

•	Restrictions on the export of critical technology

•	Political instability

•	Trade restrictions

•	Changes in tariffs

•	Difficulties in staffing and managing international operations

•	Potential insolvency of international dealers and difficulty in collecting accounts

We are also subject to the risks of changing economic conditions in other countries around the world. These risks may harm our future international sales and, consequently, our business.

If our products do not keep pace with the technological developments in the rapidly changing video production industry, our business may be materially adversely affected.

The video production industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Our future growth will depend, in part, upon our ability to introduce new features and increased functionality for our existing products, improve the performance of existing products, respond to our competitors’ new product offerings and adapt to new industry standards and requirements. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could materially harm our business, particularly on a quarterly basis.

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

Quarter-end discounting, resulting from customers delaying negotiations until quarter-end in an effort to improve their ability to obtain more favorable pricing terms, may delay sales transactions and cause our quarterly revenues to fall below analysts’ expectations.

Our sales have been relatively linear throughout the quarters in fiscal 2002. However, the increase in large systems sales and the expansion of our distribution channels could result in us recognizing a substantial portion of our revenues in the last month or weeks of a given quarter. If certain sales cannot be closed during those last weeks, sales may be deferred until the following quarter. This may cause our quarterly revenues to fall below analysts’ expectations.

We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand, either in volume or quality, our business and financial condition could be materially harmed.

We rely on subcontractors to manufacture our professional and consumer products and the major subassemblies of our broadcast products. We and our manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in our products, including certain key integrated circuits. Our strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

•	Loss of control over the manufacturing process

•	Potential absence of adequate manufacturing capacity

•	Potential delays in lead times

•	Unavailability of certain process technologies

•	Reduced control over delivery schedules, manufacturing yields, quality and cost

•	Unexpected increases in component costs

As a result of these risks, the financial stability of, and our continuing relationships with, our subcontractors and single or limited source suppliers are important to our success. If any significant subcontractor or single or limited source supplier becomes unable or unwilling to continue to manufacture these subassemblies or provide critical components in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Additional sources may not be available and product redesign may not be feasible on a timely basis. This could materially harm our business. Any extended interruption in the supply of or increase in the cost of the products, subassemblies or components manufactured by third party subcontractors or suppliers could materially harm our business.

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

•	Distracting management from the day-to-day operations of our business

•	Costs, delays and inefficiencies associated with integrating acquired operations, products and personnel

•	Difficulty in realizing the potential financial or strategic benefits of the transaction

•	Difficulty in maintaining uniform standards, controls, procedures and policies

•	Possible impairment of relationships with employees and customers as a result of the integration of new businesses and management personnel

•	Potentially dilutive issuances of our equity securities

•	Incurring debt and amortization expenses related to goodwill and other intangible assets

We may be adversely affected if we are subject to, or initiate, intellectual property litigation.

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

We must protect our proprietary technology and operate without infringing the intellectual property rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limit access to, and distribution of, our proprietary technology. These steps may not adequately protect our proprietary information nor give us any competitive advantage. Others may independently develop substantially equivalent intellectual property (or otherwise gain access to our trade secrets or intellectual property), or disclose such intellectual property or trade secrets. Additionally, policing the unauthorized use of our proprietary technology is costly and time-consuming, and software piracy can be expected to be a persistent problem. If we are unable to protect our intellectual property, our business could be materially harmed.

We rely on dealers, VARs and OEMs to market, sell and distribute many of our products. In turn, we depend heavily on the success of these resellers. If these resellers are not successful in selling our products or if we are unsuccessful in opening up new distribution channels, our financial performance will be negatively affected.

A significant portion of our sales are sourced, developed and closed through dealers, VARs and OEMs. We believe that these resellers have a substantial influence on customer purchase decisions, especially purchase decisions by large enterprise customers. These resellers may not effectively promote or market our products or may experience financial difficulties and even close operations. In addition, our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time, refuse to promote or distribute our products. Also, since many of our distribution arrangements are non-exclusive, our resellers may carry our competitors’ products and could discontinue our products in favor of our competitors’ products.

Also, since these distribution channels exist between us and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product based on their forecasted demand which may or may not materialize.

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

•	The distributors or retailers may not continue to stock and sell our consumer products

•	Retailers and distributors often carry competing products

As a result of these risks, we could experience unforeseen variability in our revenues and operating results.

Excess or obsolete inventory, and overdue or uncollectible accounts receivables, could weaken our cash flow, harm our financial condition and results of operations and cause our stock price to fall.

The downturn in the global economy contributed to a reduced demand for some of our products earlier in fiscal 2002. If the economy experiences a “double dip” recession or if our industry experiences a decline during fiscal 2003 or beyond, we may experience increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currencies

We transact business in various foreign currencies, primarily the Euro, but also the British Pound and Japanese Yen. Accordingly, we are subject to exposure from adverse fluctuations in foreign currency exchange rates. We use a natural hedge approach, since local currency revenues substantially offset the local currency denominated operating expenses. We continually assess the need to use financial instruments to hedge foreign currency exposure.

Fixed Income Investments

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. We generally do not use derivative financial instruments for speculative or trading purposes. We invest primarily in United States Treasury Notes and high-grade commercial paper and generally hold them to maturity. Consequently, we do not expect any material loss with respect to our investment portfolio.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-26 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the section captioned “Election of Directors” contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held October 31, 2002, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. The information required by this item concerning executive officers is set forth in Part I, Item 4a—Executive Officers of the Registrant of this Report on Form 10-K. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned “Executive Compensation and Other Matters” contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section captioned “Record Date and Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the section captioned “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

In May 2002, we established an internal audit function.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements

The following financial statements are incorporated by reference in Item 8 of this Report:

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

Schedules, other than those listed above, have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, is inapplicable, or because the information required is included in our consolidated financial statements or the notes thereto.

(a)(3)    Exhibits

Number	Description of Document

3.1(1)	Restated Articles of Incorporation of Pinnacle Systems, Inc.

3.2(1)	Bylaws of Pinnacle Systems, Inc., as amended to date.

4.1(2)	Preferred Share Rights Agreement, dated December 12, 1996, between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.1.1(2)	Amendment No. 1 to Preferred Shares Right Agreement dated as of April 30, 1998 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.5(3)	Registration Rights Agreement dated April 6, 2000 by and between Pinnacle Systems, Inc. and each of David Engelke, Seth Haberman and Simon Haberman.

4.8(4)	Registration Rights Agreement dated October 2, 2001 by and among FAST Multimedia Holdings, Inc., FAST Multimedia AG and Pinnacle Systems, Inc.

10.1(5)	1987 Stock Option Plan, as amended, and form of agreement thereto.

10.2(6)	1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto.

10.3(7)	1994 Director Stock Option Plan, and form of agreement thereto.

10.4(1)	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors.

10.11(8)	1996 Stock Option Plan, as amended, and form of agreements thereto.

10.12	1996 Supplemental Stock Option Plan, as amended, and form of agreements thereto.

10.18.2(9)	Assignment and Modifications of Leases, dated August 16, 1999, between Pinnacle Systems, Inc., Network Computing Devices, Inc. and D.R. Stephens Company.

10.23(10)
Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of David Engelke and Bryan Engelke.

10.62	Offer Letter and Employment Contract dated June 18, 2002 between Pinnacle Systems, Inc. and J. Kim Fennell.

10.63	Offer Letter and Employment Contract dated June 28, 2002 between Pinnacle Systems, Inc. and Mark L. Sanders.

10.64	Lease Agreement dated December 19, 1997 between Pinnacle Systems GmbH and Herrn Horst Theilemann.

22.1	List of subsidiaries of Pinnacle Systems, Inc.

23.1	Consent of Independent Auditors

Number	Description of Document

24.1	Power of Attorney (See Page 48)

99.1	Certification of J. Kim Fennell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Arthur D. Chadwick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-83812) as declared effective by the Commission on November 8, 1994.
(2)
Incorporated by reference to exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form 8-A as declared effective by the Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.

(3)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-50988), as filed on November 30, 2000.
(4)	Incorporated by reference to Exhibit 4.2 to Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (File No. 333-72298), as filed on October 26, 2001.
(5)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-2816, as filed on March 27, 1996).
(6)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-74071, as filed on March 8, 1999).
(7)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-81978, as filed on February 1, 2002).
(8)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-51110, as filed on December 1, 2002).
(9)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as filed on September 17, 1996.
(10)	Incorporated by reference to Exhibit 10.23 filed with Pinnacle Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed on September 26, 2001.

(b)    Reports on Form 8-K.

Pinnacle Systems, Inc. did not file any Reports on Form 8-K during the fiscal year ended June 30, 2002.

(c)    Exhibits.    See Item 14(a)(3) above.

(d)    Financial Statement Schedule.    See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

By:	/S/ J. KIM FENNELL
J. Kim Fennell President, Chief Executive Officer and Director (Principal Executive Officer)
Date: September 26, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Kim Fennell and Arthur D. Chadwick, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ J. KIM FENNELL J. Kim Fennell	President, Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2002

/S/ ARTHUR D. CHADWICK Arthur D. Chadwick	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 26, 2002

/S/ MARK L. SANDERS Mark L. Sanders	Chairman of the Board	September 26, 2002

/S/ AJAY CHOPRA Ajay Chopra	President, Broadcast and Professional Division and Director	September 26, 2002

/S/ L. GREGORY BALLARD L. Gregory Ballard	Director	September 26, 2002

/S/ L. WILLIAM KRAUSE L. William Krause	Director	September 26, 2002

/S/ JOHN C. LEWIS John C. Lewis	Director	September 26, 2002

/S/ GLENN E. PENISTEN Glenn E. Penisten	Director	September 26, 2002

/S/ CHARLES J. VAUGHAN Charles J. Vaughan	Director	September 26, 2002

CERTIFICATIONS

I, J. Kim Fennell, certify that:

1.    I have reviewed this annual report on Form 10-K of Pinnacle Systems, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 26, 2002

/s/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

CERTIFICATIONS

I, Arthur D. Chadwick, certify that:

1.    I have reviewed this annual report on Form 10-K of Pinnacle Systems, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 26, 2002

/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration, Chief Financial Officer and Secretary

Independent Auditors’ Report

The Board of Directors and Shareholders  Pinnacle Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Mountain View, California
July 26, 2002

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2002	2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,575	$47,751
Marketable securities	7,854	—
Accounts receivable, less allowances for doubtful accounts and returns of $4,065 and $6,337 as of June 30, 2002, and $3,781 and $3,727 as of June 30, 2001, respectively	32,462	50,414
Inventories	40,328	43,149
Deferred income taxes	3,854	7,103
Prepaid expenses and other assets	6,470	5,497

Total current assets	171,543	153,914
Property and equipment, net	12,256	14,516
Goodwill and other intangibles	75,136	97,880
Other assets	622	647

	$259,557	$266,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,441	$14,088
Accrued expenses	25,177	21,998
Deferred revenue	11,477	3,406

Total current liabilities	49,095	39,492

Deferred income taxes	4,554	7,103

Total liabilities	53,649	46,595

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 59,894 and 55,671 issued and 59,101 and 54,878 outstanding as of June 30, 2002 and 2001, respectively	310,874	292,321
Treasury shares at cost; 793 shares	(6,508)	(6,508)
Accumulated deficit	(93,433)	(53,350)
Accumulated other comprehensive loss	(5,025)	(12,101)

Total shareholders’ equity	205,908	220,362

	$259,557	$266,957

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2002	2001	2000
	(In thousands, except per share data)

Net sales	$231,791	$250,237	$236,830
Cost of sales	114,204	144,549	113,573

Gross profit	117,587	105,688	123,257

Operating expenses:
Engineering and product development	31,445	34,305	27,767
Sales and marketing	71,457	65,882	54,989
General and administrative	15,607	14,686	10,554
Legal settlement	—	—	2,102
Amortization of goodwill and other intangibles	35,891	30,743	18,382
In-process research and development	—	—	3,500
Acquisition settlement	—	12,880	—

Total operating expenses	154,400	158,496	117,294

Operating income (loss)	(36,813)	(52,808)	5,963
Interest and other income, net	2,208	1,890	3,403
Impairment of equity investments	—	(1,658)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(34,605)	(52,576)	9,366
Income tax expense	5,478	7,616	1,779

Income (loss) before cumulative effect of change in accounting principle	(40,083)	(60,192)	7,587
Cumulative effect of change in accounting principle	—	(356)	—

Net income (loss)	$(40,083)	$(60,548)	$7,587

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.70)	$(1.16)	$0.16

Diluted	$(0.70)	$(1.16)	$0.14

Cumulative effect per share of change in accounting principle:
Basic	$—	$(0.01)	$—

Diluted	$—	$(0.01)	$—

Net income (loss) per share:
Basic	$(0.70)	$(1.17)	$0.16

Diluted	$(0.70)	$(1.17)	$0.14

Shares used to compute net income (loss) per share:
Basic	56,859	51,729	48,311

Diluted	56,859	51,729	55,442

Pro forma amounts assuming change is applied retroactively:
Net income			$7,231

Net income per share:
Basic			$0.15

Diluted			$0.13

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended June 30,
	2002	2001	2000
	(In thousands)

Net income (loss)	$(40,083)	$(60,548)	$7,587
Foreign currency translation adjustment	7,076	(7,027)	(2,644)

Comprehensive income (loss)	$(33,007)	$(67,575)	$4,943

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common stock		Treasury stock		Retained earnings (accumulated (deficit)	Accumulated other comprehensive loss	Total shareholders’ equity
	Shares	Amount	Shares	Amount
	(In thousands)

Balances as of June 30, 1999	45,526	$169,078	—	$—	$(389)	$(2,430)	$166,259
Issuance of common stock related to stock option and stock purchase plans	2,458	13,231	—	—	—	—	13,231
Issuance of common stock related to the Hewlett Packard Video Communications Division acquisition	1,546	20,570	—	—	—	—	20,570
Issuance of common stock related to the Puffin acquisition	361	11,529	—	—	—	—	11,529
Issuance of common stock related to the Digital Editing Services acquisition	288	9,375	—	—	—	—	9,375
Issuance of common stock related to the Montage acquisition	125	3,743	—	—	—	—	3,743
Issuance of common stock related to the Avid Sports acquisition	944	24,554	—	—	—	—	24,554
Warrants exercised	45	270	—	—	—	—	270
Tax benefit from common stock option exercise	—	5,146	—	—	—	—	5,146
Net income	—	—	—	—	7,587	—	7,587
Foreign currency translation adjustment	—	—	—	—	—	(2,644)	(2,644)

Balances as of June 30, 2000	51,293	$257,496	—	$—	$7,198	$(5,074)	$259,620
Issuance of common stock related to stock option and stock purchase plans	1,020	6,820	—	—	—	—	6,820
Issuance of common stock related to the Avid Sports acquisition	1,442	11,481	—	—	—	—	11,481
Issuance of common stock related to the Montage acquisition	1,916	16,524	—	—	—	—	16,524
Stock repurchase	—	—	(793)	(6,508)	—	—	(6,508)
Net income (loss)	—	—	—	—	(60,548)	—	(60,548)
Foreign currency translation adjustment	—	—	—	—	—	(7,027)	(7,027)

Balances as of June 30, 2001	55,671	$292,321	(793)	$(6,508)	$(53,350)	$(12,101)	$220,362
Issuance of common stock related to stock option and stock purchase plans	2,018	7,638	—	—	—	—	7,638
Issuance of common stock related to the FAST acquisition	2,205	10,915	—	—	—	—	10,915
Net income (loss)	—	—	—	—	(40,083)	—	(40,083)
Foreign currency translation adjustment	—	—	—	—	—	7,076	7,076

Balances as of June 30, 2002	59,894	$310,874	(793)	$(6,508)	$(93,433)	$(5,025)	$205,908

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(40,083)	$(60,548)	$7,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquisition settlement	—	11,481	—
Impairment of equity investments	—	1,658	—
In-process research and development	—	—	3,500
Depreciation and amortization	42,690	36,713	22,616
Provision for doubtful accounts	1,042	2,060	1,335
Deferred taxes	700	6,868	(3,408)
Tax benefit from exercise of common stock options	—	—	5,146
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	18,710	420	(17,360)
Inventories	5,088	(8,202)	(8,012)
Accounts payable	(3,029)	(8,380)	(2,073)
Accrued expenses	(2,121)	1,390	(4,428)
Accrued income taxes	637	(1,182)	(127)
Deferred revenue	9,116	(1,517)	1,307
Other	1,755	(2,775)	(1,453)

Net cash provided by (used in) operating activities	34,505	(22,014)	4,630

Cash flows from investing activities:
Net cash received (paid) on acquisitions	(2,333)	(7,477)	(12,325)
Purchases of property and equipment	(3,618)	(4,601)	(8,642)
Purchases of marketable securities	(7,854)	(19,353)	(83,041)
Proceeds from maturity of marketable securities	—	34,392	99,653
Proceeds from sale of marketable securities	—	8,673	—
Payments for equity investments	—	(300)	(1,200)

Net cash provided by (used in) investing activities	(13,805)	11,334	(5,555)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,638	6,820	13,501
Purchase of treasury stock	—	(6,508)	—
Repayment of long-term obligations	—	—	(162)

Net cash provided by financing activities	7,638	312	13,339

Effects of exchange rate changes on cash	4,486	(314)	(2,635)

Net increase (decrease) in cash and cash equivalents	32,824	(10,682)	9,779
Cash and cash equivalents at beginning of year	47,751	58,433	48,654

Cash and cash equivalents at end of year	$80,575	$47,751	$58,433

Supplemental disclosures of cash paid during the year for:
Interest	$219	$9	$19

Income taxes	$2,879	$3,006	$561

Non-cash transactions:
Common stock issued and options and warrants assumed in acquisitions	$10,915	$28,005	$69,771

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of the Company and Significant Accounting Policies

Organization and Operations.    Pinnacle Systems, Inc. (the “Company”) is a supplier of video authoring, storage, distribution and Internet streaming solutions for broadcasters, business and professional users, and consumers. The Company’s products are used to create, store, and distribute video content from television programs, TV commercials, pay-per-view, sports videos, and corporate films to home movies. The Company’s products are also used to stream video over the Internet.

The Company’s products use real time video processing and editing technologies to apply a variety of video post-production and on-air functions to multiple streams of live or recorded video material. These editing applications include the addition of special effects, graphics and titles. To address the broadcast market, the Company offers high performance, specialized computer based solutions for high-end, production, post-production, team sports analysis, broadcast on-air, and Internet streaming applications. For the professional market, the Company provides computer based video editing and media creation products and products used to create video content and solutions used to stream live and recorded video over the Internet. To address the consumer market, the Company offers low cost, easy to use video editing and viewing solutions that allow consumers to view TV on their computer and to edit their home videos using a personal computer, camcorder and VCR. Many of the Company’s consumer products enable content to be created that is suitable for the Internet.

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications.    Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the classifications used in 2002.

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

Translation of Foreign Currencies.    The Company considers the functional currency of its foreign subsidiaries to be the local currency. These functional currencies are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are reported within accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Foreign currency transaction gains and losses are included in results of operations.

Revenue Recognition.    Revenue from product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. Installation and training revenue is deferred and recognized as these services are performed. Certain products include technical support and maintenance services for a specified time period of up to one year. For products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide telephone support and bug fixes are accrued as these costs are deemed insignificant.

The Company’s systems sales frequently involve multiple elements such as hardware product, installation, training, and maintenance. For arrangements with multiple elements representing separate earnings processes, revenue is allocated to the various elements based upon the fair values of those elements. Fair value of services such as installation or training is established based upon separate sales by us of these services to other customers in accordance with SOP 97-2 for software products or the quoted rates for such services by the Company or our competitors for non-software products. The amounts allocated to installation and training are recognized when the services are delivered. Fair values for the ongoing maintenance and support obligations are based upon separate sales of support contract renewals sold to other customers or upon renewal rates quoted in the contracts. The amounts allocated to maintenance and support are recognized ratably over the maintenance period. For systems with complex installation processes that are considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. Revenue from extended support and maintenance contracts is deferred and recognized ratably over the maintenance period.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes revenue from sales of software in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended. Under SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. For systems sales that require significant customization and modification during installation to meet customer specifications, we apply the provisions of AICPA Statement of Position (SOP) 81-1, “Contract Accounting” to the entire arrangement.

During the third quarter of fiscal 2002, the Company adopted EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which consisted of implementing the provisions addressing whether consideration from a vendor to a reseller of the vendor’s products is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. The Company also provides marketing development funds to certain retail customers and has historically recorded these as marketing expenses. Under EITF Issue No. 01-09, these amounts should be recorded as a deduction from revenue. Accordingly, the Company reclassified approximately $1.1 million for the first and second quarters of the fiscal year ended June 30, 2002, approximately $2.4 million for the fiscal year ended June 30, 2001 and approximately $1.1 million for the fiscal year ended June 30, 2000 from marketing expense to a reduction of revenue to conform all periods presented to the current year presentation.

During the fourth quarter of 2001, the Company adopted SEC Staff Accounting Bulleting No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 effective as of the beginning of fiscal year ended June 30, 2001. Prior to the adoption of SAB 101, the Company recognized revenue related to the hardware component upon shipment for all systems sales. Upon adoption, the company began deferring revenue recognition for hardware sales on systems with complex installation processes that are performed only by the Company. As a result of the adoption of SAB 101, the Company reported a change in accounting principle in accordance with APB Opinion No. 20, “Accounting Changes,” by a cumulative effect adjustment. APB 20 requires that the change be made as of the beginning of the year, July 1, 2000, and that financial information for pre-change interim periods, in this case the first three quarters of fiscal 2001, be restated by applying SAB 101 to those periods. The Company implemented SAB 101 during the fourth quarter of fiscal 2001, retroactive to the beginning of fiscal 2001. The cumulative effect of the change in accounting principle for fiscal 2001 resulted in an increase in net loss of $4.1 million, and a decrease in earnings per share of $0.08, during the first three quarters of fiscal 2001. The cumulative effect of the change in accounting principle on all prior years resulted in a $0.4 million increase in net loss for the year ended June 30, 2001, and is reflected as the cumulative effect of change in accounting principle. Revenue for the year ended June 30, 2000 includes $0.9 million that was included in the cumulative effect adjustment. This revenue was subsequently recognized during the year ended June 30, 2002.

Also during the fourth quarter of 2001, the Company adopted EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 requires that shipping and handling costs associated with amounts billed to customers be included in revenues and cost of revenues and not offset against each other. The shipping and handling costs were not material in all periods presented.

Included in accounts receivable allowances are sales allowances provided for expected returns and credits and an allowance for doubtful accounts. The Company estimates these allowances based on analysis and historical experience. Actual returns and losses from uncollectible accounts have not differed materially from management’s estimates. The allowance for doubtful accounts was $4.1 million and $3.8 million as of June 30, 2002 and 2001, respectively. The allowance for sales returns was $6.3 million and $3.7 million as of June 30, 2002 and 2001, respectively. Bad debt expense for the year ended June 30, 2002, 2001 and 2000 was $1.0 million, $2.1 million, and $1.3 million, respectively.

Financial Instruments.    The Company considers all highly liquid investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash balances in various currencies but primarily in U.S. Dollars, Euro, British Pounds, and the Japanese Yen.

Marketable securities are instruments that mature within three to twelve months and consist principally of U.S. Treasury bills and government agency notes. These investments are typically short-term in nature and therefore bear minimal interest rate risk.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value with resulting unrealized gains and losses reported as a component of other comprehensive income (loss). Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. Due to the relatively short term until maturity, the fair value of marketable securities was substantially equal to their carrying value as of June 30, 2002. The Company sold held-to-maturity securities prior to their maturity during fiscal year ended June 30, 2001. See Note 2—Financial Instruments.

Inventories.    Inventories are stated at the lower of cost (first-in, first-out) or market. Raw materials inventory represents purchased materials, components and assemblies, including fully assembled circuit boards purchased from outside vendors. Inventory is purchased as a result of the monthly internal demand forecast produced by the company, which drives the issuance of purchase orders with company suppliers. The Company capitalizes all labor and overhead costs associated with the manufacture of Company products.

Property and Equipment.    Purchased property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.

Acquisition-related Intangible Assets.    Acquisition-related intangible assets result from the Company’s acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including completed technology, work force and trade name as well as goodwill. Goodwill is the amount by which the cost of identifiable acquired net assets exceeded the fair values of those identifiable net assets on the date of purchase. Acquisition-related intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives ranging from three to nine years.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which the Company fully adopted on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, the Company no longer amortizes goodwill for any acquisitions completed since the beginning of the fiscal year. SFAS No. 142 will require that the Company evaluates its goodwill and identifiable intangible assets with indefinite useful lives for impairment.

The Company is currently evaluating whether or not the adoption of SFAS No.142 will require it to take an impairment charge upon adoption, and if so, the amount of the charge. This evaluation is sensitive to a number of assumptions used in the determination of the fair value of each of the Company’s reporting units, and will reflect management’s best estimates. As of June 30, 2002, the Company had approximately $75.1 million of net goodwill and other intangible assets. Although the Company’s impairment analysis is not yet complete, the Company believes it will likely report a goodwill impairment charge in the first quarter of fiscal 2003. The amount of any such charge has not yet been determined.

Subsequent to the Company's adoption of SFAS No. 142 on July 1, 2002, the Company will evaluate, on an annual basis or whenever significant changes occur in its business, whether goodwill and other intangible assets have been impaired. If the Company determines that goodwill and other intangible assets have been impaired, an impairment charge will be recognized.

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

Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when management does not consider it more likely than not that some portion or all of the deferred tax assets will be realized.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Years ended June 30,
	2002	2001	2000
	(In thousands)

Numerator: Net income (loss)	$(40,083)	$(60,548)	$7,587

Denominator:
Basic:
Weighted-average shares outstanding	56,859	51,729	48,311
Diluted:
Employee stock options and restricted stock	—	—	7,131

Denominator for diluted net income (loss) per share	56,859	51,729	55,442

Basic net income (loss) per share	$(0.70)	$(1.17)	$0.16

Diluted net income (loss) per share	$(0.70)	$(1.17)	$0.14

The Company excluded potentially dilutive securities for each period presented from its diluted net income (loss) per share computation because either the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had net losses, and therefore, these securities were anti-dilutive. A summary of the excluded potentially dilutive securities and the range of related exercise prices follow:

	Years ended June 30,
	2002	2001	2000
Potentially dilutive securities:
stock options	7,902,332	9,125,600	113,534

The weighted average exercise prices of options outstanding were $8.54, $9.50, and $10.00 as of June 30, 2002, 2001, and 2000, respectively. The excluded stock options have per share exercise prices ranging from $10.99 to $30.74, $6.05 to $33.79, and $22.48 to $33.79 for the years ended June 30, 2002, 2001, and 2000, respectively.

The Company is contingently liable to issue up to 399,363 shares in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. The Company’s obligation to issue these shares is contingent upon the outcome of the Athle-Tech litigation against The Montage Group, Ltd. and Digital Editing Services, Inc. (See Notes 4 and 5). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares outstanding.

Comprehensive Income (Loss).    The Company’s comprehensive income (loss) includes net income (loss), foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. There were no unrealized gains and losses on available-for-sale securities during the years presented.

Stock-Based Compensation.    The Company accounts for its employee stock-based compensation plans using the intrinsic value method.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising.    Advertising costs are expensed as incurred. Advertising expenses are included in sales and marketing expense and amounted to approximately $8.0 million, $5.7 million, and $10.1 million in the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Concentration of Credit Risk.    The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and original equipment manufacturers (“OEMs”). The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to any one business group or geographic area. No single customer accounted for more than 10% of the Company’s total revenues or receivables in fiscal 2002, fiscal 2001 and fiscal 2000. The Company maintains cash and cash equivalents and short- and long-term investments with various financial institutions. The Company’s investment policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

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

For goodwill and intangible assets acquired in business combinations completed prior to July 1, 2001, SFAS No. 142 is effective for the Company’s fiscal year beginning on July 1, 2002, the date the Company is required to adopt SFAS No. 142. Goodwill and intangible assets acquired in a business combination completed after June 30, 2001 are required to be accounted for in accordance with the amortization and nonamortization provisions of SFAS No. 142.

As of the date of adoption, July 1, 2002, the Company has unamortized goodwill in the amount of $55.8 million and unamortized identifiable intangible assets, all with definite lives, in the amount of $19.3 million, both of which will be subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill and identifiable intangible assets for the Company was $35.9 million for the fiscal year ended June 30, 2002. The Company is currently evaluating the impact the adoption of SFAS No. 142 may have on its financial position and results of operations. Although the impairment analysis as of the date of adoption is not yet complete, the Company believes it will likely report a goodwill impairment charge in the first quarter of fiscal 2003. The amount of any such charge has not yet been determined.

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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which for the Company will be fiscal year 2003. The Company does not expect the impact of adopting SFAS No. 144 to be significant.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the impact of adopting SFAS 146 to be significant.

Note 2    Financial Instruments

Marketable Securities.    The Company’s policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. As of June 30, 2002, marketable securities were classified as available-for-sale securities and consisted principally of U.S. Treasury bills and government agency notes. As of June 30, 2001, there were no investments in marketable securities. The Company sold held-to-maturity securities prior to their maturity during the fiscal year ended June 30, 2001 in order to consolidate investment accounts. The amortized cost of these securities was $8.7 million and the realized gains and losses from the sale of these securities were $0.004 million and $0.022 million, respectively.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of investments are based on quoted market prices at the reporting date. At June 30, cash, cash equivalents and short-term investments consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
2002
Cash and cash equivalents:
Cash	$80,575	$—	$—	$80,575

	$80,575	$—	$—	$80,575

Short-term marketable securities:
Governmental agencies	$7,854	$—	$—	$7,854

Total short-term marketable securities	$7,854	$—	$—	$7,854

2001
Cash and cash equivalents:
Cash	$47,751	$—	$—	$47,751

	$47,751	$—	$—	$47,751

Note 3    Balance Sheet Components

	June 30,
	2002	2001
	(In thousands)
Inventories, net:
Raw materials	$11,641	$16,642
Work in process	13,869	14,290
Finished goods	14,818	12,217

	$40,328	$43,149

Property and equipment:
Computers and equipment	$16,653	$13,812
Leasehold improvements	6,825	6,379
Office furniture and fixtures	4,775	4,350
Internal use software	5,535	4,281

	33,788	28,822
Accumulated depreciation and amortization	(21,532)	(14,306)

	$12,256	$14,516

Goodwill and other tangibles:
Goodwill	$96,073	$89,559
Core/developed technology	39,691	34,691
Trademarks and trade names	8,798	8,148
Customer-related intangibles	8,336	7,236
Assembled workforce	2,750	2,750
Other identifiable intangibles	7,544	7,661

	163,192	150,045
Accumulated amortization	(88,056)	(52,165)

	$75,136	$97,880

Accrued expenses:
Payroll and commission related	$5,942	$4,617
Income taxes payable	2,731	813
Warranty accrual	2,723	2,782
Other	13,781	13,786

	$25,177	$21,998

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4    Acquisitions

(a)    FAST Multimedia

In October 2001, the Company acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in the Company’s consolidated financial statements since the acquisition date. The Company acquired technology and products from FAST to add their sophisticated video editing software applications to the Company’s current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $6.4 million higher than the fair value of the identifiable acquired net assets. The Company recorded this $6.4 million amount as goodwill during the quarter ended December 31, 2001.

The purchase price was approximately $13.7 million, of which approximately $2.3 million was paid in cash and approximately $10.9 million represents the value of shares of the Company’s stock that was issued. This $10.9 million value of shares of our stock issued is net of a $0.2 million foreign currency gain, which was calculated as the difference in value between the announcement date and the disbursement date of the shares. In October 2001, the cash portion of the purchase price was paid and a first installment of 1.2 million shares, valued at approximately $5.1 million, was issued. A second installment of approximately 1.0 million shares was issued in February 2002 and was recorded as a $6.0 million increase to equity. The value of the common shares was determined based on the average market price of the Company’s shares over a few days before and after the terms of the purchase were agreed to and announced in September 2001. The Company also incurred approximately $0.3 million in transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$316
Property and equipment	449
Core/developed technology	5,000
Trademarks and trade names	650
Customer-related intangibles	1,100
Goodwill	6,448

Total assets acquired	13,963
Accrued expenses assumed	203

Net assets acquired	$13,760

The identifiable intangible assets include core/developed technology of $5.0 million, trademarks and trade names of $.7 million, and customer-related intangibles of $1.1 million, and are being amortized over a four-year period. The $6.4 million of goodwill was assigned to the Broadcast and Professional segment and, in accordance with the requirements of SFAS No. 142, has not been amortized and is expected to be deductible for tax purposes.

(b)    Minerva Networks, Inc.—DVD authoring technology

In December 2000, the Company acquired DVD authoring technology from Minerva Networks, Inc., or Minerva, a provider of professional and consumer video networking solutions that enable the convergence of television and the Internet. The technology acquired from Minerva includes the Impression family of DVD application software, DVD formatting software and associated intellectual property. The Company paid $2.3 million in cash in December 2000, and an additional $0.4 million in March 2001, pursuant to a purchase agreement amendment in January 2001. The amendment was entered into as a result of both parties agreeing that an error had been make in the original calculation of the value of the acquired technology. Pinnacle also incurred approximately $0.1 million in transaction costs. The technology is being amortized using the straight-line method over a three-year period.

(c)    Other Acquisitions

During fiscal year ended June 30, 2001, the Company acquired three companies, which were not material individually or in the aggregate. The Company paid a total of $1.2 million in cash for these acquisitions. Pinnacle

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also incurred approximately $0.2 million in transaction costs. The acquisitions were accounted for under the purchase method of accounting. The Company allocated $0.5 million to goodwill and allocated $0.9 million to identifiable intangibles. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of the acquired companies’ operations have been included in the consolidated financial statements since their respective acquisition dates.

(d)    Avid Sports, Inc.

In June 2000, the Company acquired all the outstanding common stock of Avid Sports, Inc., a provider of sports editing and online sports media management solutions. The purchase price of approximately $25.0 million consisted of 944,213 shares of the Company’s common stock valued at $22.7 million, 138,158 assumed stock options valued at $1.9 million and approximately $0.4 million in transaction costs. The assumed stock options consisted of both vested and unvested stock options. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company’s common stock over a few days before and after the terms of the transaction were agreed to and announced. The value of the options assumed was determined using a Black-Scholes pricing model.

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

On September 30, 2000, the Company agreed to compensate certain former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of the Company’s common stock immediately after the acquisition. If the closing price of Pinnacle’s common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between Pinnacle’s average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of the Company’s common stock while the former option holders were to be compensated in cash. On September 30, 2000, the Company recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Pinnacle’s share price did not reach the target level and therefore, in June 2001, Pinnacle issued 1,441,660 additional shares of its common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001, was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

(e)    Propel Ahead, Inc.

In June 2000, the Company acquired all the outstanding common stock of Propel Ahead, Inc., or Propel. In connection with this acquisition, Pinnacle agreed to pay the former shareholder of Propel $3.2 million. Pinnacle also incurred approximately $0.1 million in transaction costs. The acquisition was accounted for under the purchase method of accounting. On June 30, 2000, the Company recorded $0.1 million in tangible assets and $3.0 million in identifiable intangibles including core/developed technology, assumed $1.3 million in liabilities including $1.2 million in deferred taxes, and allocated $1.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods respectively. The results of operations of Propel have been included in the consolidated financial statements of the Company since June 30, 2000.

(f)    The Montage Group, Ltd.

In April 2000, the Company acquired all the outstanding common stock of The Montage Group, Ltd., a provider of networked non-linear editing solutions. In connection with this acquisition, Pinnacle issued

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

125,224 shares of its common stock valued at $3.7 million and incurred approximately $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company’s common stock over a few days before and after the terms of the transaction were agreed to and announced. The terms of the acquisition also included an earnout provision, payable in shares of the Company’s common stock, wherein the former shareholders of Montage could receive additional consideration, net of the initial payment, upon achieving certain gross margin levels for each year of a two-year period beginning April 2000.

The acquisition was accounted for under the purchase method of accounting. In April 2000, the Company recorded $2.8 million in tangible assets, $0.4 million in in-process research and development, $1.6 million in identifiable intangibles including core/developed technology, assumed $4.2 million in liabilities and allocated $3.5 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of Montage have been included in the consolidated financial statements of the Company since April 2000.

In April 2001, the Company elected, in accordance with the Montage Stock Acquisition Agreement, to buy out in their entirety the earnout payments otherwise payable to the former Montage shareholders for the twelve-month earnout periods ending in each of April 2001 and April 2002. In connection with this buyout, 2,315,218 shares of the Company’s common stock were issuable to the former Montage shareholders. Pinnacle issued an aggregate of 1,915,855 shares of its common stock to the former Montage shareholders. The value of these shares was approximately $16.5 million, which the Company recorded as goodwill associated with the acquisition of Montage and which is being amortized using the straight-line method over the remaining four-year estimated life. The fair value of these shares was determined based on the market price of the Company’s stock on the date of the buy-out. The Company held back the remaining 399,363 buyout shares in accordance with its right to seek indemnification from the former Montage shareholders pursuant to the Montage Stock Acquisition Agreement. These shares will be issued into escrow to secure the Company’s indemnification rights. These shares have not been accounted for in the purchase price as their issuance is uncertain. Whether any or all of the shares will be issued to former Montage shareholders is dependent on the outcome of litigation against Montage (see Note 5). The Company is unable to estimate the timing or outcome of this matter.

(g)    Digital Editing Services, Inc.

In March 2000, the Company acquired DES, a provider of real-time video analysis and database solutions, or DES. In connection with this acquisition, Pinnacle paid $0.3 million in cash and issued 287,752 shares of its common stock valued at $9.1 million and incurred $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company’s common stock over a few days before and after the terms of the transaction were agreed to and announced. The terms of the acquisition included an earnout provision wherein the former shareholders of DES could receive additional consideration, net of the initial payment, upon achieving certain profitability levels for the one-year period ending March 30, 2001. Operating profits from DES ranging between 10% to 20% of revenues would result in an additional payout of between 100% to 175% of those associated revenues respectively. In October 2000, Pinnacle and the former DES shareholders amended the earnout provisions of the acquisition agreement to correspond with the combination of the DES and Avid Sports, Inc. businesses into one division in June 2000. The amendment provides that any earnout payable would be based upon the combined revenues, expenses and operating profit of DES and Avid Sports, Inc. Combined operating profits from DES and Avid Sports, Inc. ranging from between 10% to 20% of combined revenues would result in an additional payment of between 55% to 96% of those associated revenues respectively. No earnout payment would be made if operating profit did not exceed 10% of revenues during the earnout period. Any earnout would be paid in shares of the Company’s common stock. The Company is currently engaged in arbitration with the former shareholders regarding the earnout payment, as provided for pursuant to the DES Agreement Plan of Merger. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

The DES acquisition was accounted for under the purchase method of accounting. As of March 30, 2000, the Company recorded $1.8 million in tangible assets, and $8.7 million in identifiable intangibles including $6.7 million of core/developed technology, $0.5 million in in-process research and development, $1.1 million in customer-related intangibles and $0.4 million of other intangibles. The Company assumed $4.6 million in liabilities, including $3.3 million in deferred taxes, and allocated $3.8 million to goodwill. Goodwill and identifiable intangibles are being amortized using the straight-line method over five-year and three-year periods, respectively. The results of operations of DES have been included in the consolidated financial statements of the Company since March 30, 2000.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h)    Puffin Designs, Inc.

In March 2000, the Company acquired Puffin, a provider of content creation solutions. The purchase price consisted of 360,352 shares of the Company’s common stock valued at $11.2 million, assumed outstanding stock options valued at $0.3 million, and approximately $0.3 million in transaction costs. The fair value of the common stock exchanged in the transaction was determined using the average market price of the Company’s common stock over a few days before and after the terms of the transaction were agreed to and announced. The value of the options assumed was determined using a Black-Scholes pricing model.

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

(i)    Video Communications Division of Hewlett-Packard

In August 1999, the Company acquired substantially all of the assets of the Video Communications Division (“Video Communications Division”) of Hewlett-Packard (“HP”), including key technologies and intellectual property, the Media Stream family of products and selected additional assets, as well as most managers and employees. In consideration, Pinnacle paid HP $12.6 million in cash and issued 1,546,344 shares of its common stock valued at $20.6 million. The fair value of the one-half of the common stock issued in the transaction was determined using the average market price of the Company’s common stock over a few days before the acquisition date. One-half of the shares issued to HP were non-transferable for 24 months and therefore were valued at a ten percent discount to the average market price of the Company’s common stock over a few days before the acquisition date. The Company incurred acquisition costs of approximately $0.5 million for a total purchase price of $33.6 million and assumed liabilities totaling $10.1 million.

The acquisition of HP’s Video Communications Division was accounted for under the purchase method of accounting. The Company recorded $7.3 million in tangible assets, $2.0 million in in-process research and development, and $19.1 million in other identifiable intangibles including $9.8 million in core/developed technology, $2.1 million in customer-related intangibles, $2.4 million in trademarks and patents, $1.1 million in favorable contracts, $1.1 million in assembled workforce, $1.2 million in licensing agreements, $1.4 million in other intangibles and allocated $15.4 million to goodwill. The Company assumed $10.1 million in liabilities which included $5.5 million in accounts payable, $2.6 million in warranty obligations, $1.2 million in customer advances and $0.8 million in other liabilities. Goodwill and other intangibles are being amortized using the straight-line method over periods ranging from nine months to five years. The results of operations of HP’s Video Communications Division have been included in the consolidated financial statements of the Company since August 2, 1999.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)    Pro-forma results of operations related to the acquisitions that occurred in fiscal 2002 and 2001 have not been presented, as they would not be materially different from the consolidated financial statements.

The following unaudited pro forma results of operations for fiscal 2000 are as if the acquisitions of Montage, DES, Avid Sports Inc., Puffin, and Propel occurred at the beginning of fiscal 2000, after giving effect to certain adjustments, including amortization of goodwill and related income tax effects. The pro forma information excludes charges for acquired in-process research and development. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2000 or of future operating results. Separate, historical statements of operations of Video Communications Division were never prepared by HP due to the de minimus nature of the Video Communications Division business in proportion to HP as a whole. Therefore, such pro-forma condensed statements of operations have not been included in this pro-forma information.

Year ended June 30,
2000
(In thousands, except per share data, unaudited)
Net sales	$258,463

Net loss	$(7,287)

Basic net loss per share	$(0.15)

Diluted net loss per share	$(0.13)

(k)     In-Process Research and Development

The amounts allocated to identifiable intangible assets and acquired in-process research and development were based on established valuation techniques. The portion of the purchase price allocated to in-process research and development represents development projects that have not yet reached technological feasibility and have no alternative future use. The in-process technology evaluation gives explicit consideration to the value created by the research and development efforts of the acquired business prior to the acquisition and to be created by Pinnacle after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data, and (iii) complexity-based data. Technological feasibility was determined based on: (i) an evaluation of the product’s status in the development process with respect to utilization and contribution of the individual products as of the date of valuation and (ii) the expected dates in which the products would be commercialized. It was determined that technological feasibility was achieved when a product is at beta stage. The values assigned to purchased in-process research and development were determined by estimating the cost to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate and then applying an attribution rate based on the estimated percent complete considering the approximate stage of completion of the in-process technology at the date of acquisition. The estimated net cash flows from each project were determined using a discounted cash flow model similar to the income approach, focusing on the income-producing capabilities of the in-process technologies. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products classified within the classification segments. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates (iii) anticipated product development and introduction schedules (iv) product sales cycles, and (v) the estimated life of a product’s underlying technology. From the revenue estimates, operating expenses estimates, including costs of sales, general and administrative, selling and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. Revenue growth rates were estimated by management for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles, and the estimated life of each product’s underlying technology. Operating expense estimates reflect Pinnacle’s historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. A discount and attribution rate of 35% was used in the Video Communications Division valuation and a 30% rate was used on the valuations of Puffin, DES and Montage.

Of the $3.5 million in-process research and development charge in fiscal 2000, $2.0 million related to the acquisition of HP’s Video Communications Division, $0.4 million to the acquisition of Montage, $0.5 million to the acquisition of DES and $0.6 million to the acquisition of Puffin Designs.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has completed the development of the in-process technology for each of those four acquisitions and has commercialized each of those technologies.

There has been no material variation between the projected and actual results of the development projects the Company acquired in the four acquisitions it completed during fiscal 2000, with the exception of an approximate 9 month delay in the development of the 3000 Series TARGA technology and at least an eighteen month delay in the development of the Vortex technology as of June 30, 2001. The 3000 Series TARGA technology has been integrated as a key video processing component of many of the Company’s broadcast and professional products, including the Vortex news systems, the Deko Graphics systems and the Company’s sports systems. The Vortex technology is complete and the Company has several installations in process and is generating significant orders. In addition, the Company has not experienced any unexpected, materially adverse financial results due to any delays associated with the development or implementation of any of these acquired in-process technologies.

Note 5    Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Fiscal Years Ending June 30,
2003	$4,615
2004	3,804
2005	2,253
2006	1,784
2007	1,138
Thereafter	1,496

Total operating lease obligations	$15,090

Rent expense for the years ended June 30, 2002, 2001 and 2000, was $4.6 million, $3.1 million and $2.3 million, respectively.

Other Contractual Obligations

Contractual obligations of the Company, other than operating leases, include purchase orders related to the procurement of materials that are required to produce products for sale. Currently, the Company does not have any capital leases, long-term debt, other long-term obligations, or contractual cash obligations.

Legal Actions

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning the Company’s business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants have moved to dismiss. The Company is defending the case vigorously. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a purported software development agreement between Athle- Tech Computer Systems, Incorporated, or Athle-Tech, and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the purported Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. The Company denies any liability relating to the Athle-Tech Claim and is vigorously defending the case. The parties are currently engaged in the discovery process. In July 2002, the Court held a hearing on the Company’s motion for summary judgment and the plaintiff’s motion for partial summary judgment. The court denied both motions. A trial date is currently set for February 2003. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

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

Note 6    Employee Benefit Plans

Stock Option Plans.    The Company’s 1987 Stock Option Plan (the “1987 Plan”) provides for the grant of both incentive and non-statutory stock options to employees, directors and consultants of the Company. Pursuant to the terms of the 1987 Plan, after April 1997 no further shares are available for future grants.

In September 1994, the shareholders approved the 1994 Directors’ Option Plan (the “Director Plan”), reserving 400,000 shares of common stock for issuance. The 1994 Director Plan provided for the granting of non-statutory stock options to non-employee directors of the Company. Under the 1994 Director Plan, upon joining the Board, each non-employee director automatically received an option to purchase 20,000 shares of the Company’s common stock vesting over four years. Following each annual shareholders’ meeting, each non-employee director received an option to purchase 5,000 shares of the Company’s common stock vesting over a twelve-month period. At the 2001 Annual Meeting of Shareholders, the shareholders approved the amendment of the 1994 Director Option Plan (the “Plan”) (i) to increase option grants to newly appointed non-employee directors from 20,000 to 40,000 shares, (ii) to increase subsequent annual option grants to non-employee directors from 5,000 to 20,000 shares, and (iii) to increase the number of shares of Common Stock reserved for issuance thereunder from 400,000 to 1,000,000 shares. Options to purchase an aggregate of 201,000 shares of the Company’s Common Stock were outstanding under the Director Plan with a weighted average exercise price of $9.3324 per share, and 165,000 shares were available for future grant. The Director Plan provides for an initial grant of options to purchase 40,000 shares of Common Stock to each new non-employee director who does not represent shareholders holding more than 1% of the Company’s outstanding Common Stock. Subsequently, each non-employee director will be automatically granted an additional option to purchase 20,000 shares of Common Stock at the next meeting of the Board of Directors following the 2001 Annual Meeting of Shareholders in each year beginning with the 2001 Annual Meeting of Shareholders, provided such non-employee director has served on the Company’s Board of Directors for at least six months. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a ten-year term. There were 665,000 and 165,000 shares available for grant under the Director Plan at June 30, 2002 and 2001, respectively.

In October 1996, the shareholders approved the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provides for grants of both incentive and non-statutory common stock options to employees, directors and

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consultants to purchase common stock at a price equal to the fair market value of such shares on the grant dates. Options granted pursuant to the 1996 Plan are generally granted for a ten-year term and generally vest over a four-year period. The shareholders approved an increase in the number of shares available for grant by 800,000 shares at the 2000 annual meeting of shareholders. There were 684,999 and 663,295 shares available for grant under the 1996 Plan at June 30, 2002 and 2001, respectively.

In November 1996, the Board of Directors approved the 1996 Supplemental Stock Option Plan (the “1996 Supplemental Plan”). The 1996 Supplemental Plan provides for grants of non-statutory common stock options to employees and consultants other than officers and directors at a price determined by the Board of Directors. Options granted pursuant to the 1996 Supplemental Plan are generally granted for a ten-year term and generally vest over a four-year period. In July 2000, the Board of Directors increased the number of shares available for grant by 2,200,000. There were 1,132,718 and 1,068,791 shares available for grant under the 1996 Supplemental Plan at June 30, 2002 and 2001, respectively.

In November 2001, the Company offered a voluntary Stock Option Exchange Program to certain eligible employees, which provided these employees with the opportunity to tender their existing stock options in exchange for an equal number of replacement options to be granted in June 2002, with an exercise price equal to the fair market value of our Common Stock on the date that the new options were granted. These elections were required to be made by December 17, 2001, and were required to include all options granted to the electing employee during the prior six-month period. A total of 155 employees elected to participate in the Stock Option Exchange Program. Of the 11,000,000 stock options that were eligible to be tendered, 2,600,000 options, or 24%, were tendered in December 17, 2001. On June 19, 2002, Pinnacle granted an aggregate of 2,550,009 million replacement options to those employees who had been continuously employed by Pinnacle from the date they tendered their options through the grant date.

Only employees of Pinnacle who lived and worked in the United States, Germany, Japan or the United Kingdom, and who were a Pinnacle employee as of, or prior to, the commencement of the offer, were eligible to participate. Directors, executive officers and certain other officers were not eligible to participate in the Stock Option Exchange Program.

Stock option activity under these employee and director option plans was as follows:

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
	(Shares in thousands)

Balance at June 30, 1999	1,244	10,006	$5.57
Additional shares reserved	5,000	—	—
Exercised	—	(2,117)	$4.87
Granted	(6,214)	6,214	$15.10
Assumed in Puffin acquisition	—	52	$24.65
Assumed in Avid Sports acquisition	—	138	$5.82
Canceled	617	(634)	7.55

Balance at June 30, 2000	647	13,659	$10.00
Additional shares reserved	3,000	—	—
Exercised	—	(586)	$4.97
Granted	(3,145)	3,145	8.03
Canceled	1,395	(1,457)	$12.73

Balance at June 30, 2001	1,897	14,761	9.50
Additional shares reserved	600	—	—
Exercised	—	(1,133)	$3.88
Granted	(4,429)	4,429	$9.16
Canceled	4,415	(4,442)	$12.79

Balance at June 30, 2002	2,483	13,615	$8.54

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock options outstanding and exercisable at June 30, 2002.

	Outstanding			Exercisable
Exercise Price Range	Shares (In thousands)	Weighted Average Remaining Life in years	Weighted Average Exercise Price	Shares (In thousands)	Weighted Average Exercise Price
$ 0.56 to 5.06	3,221	6.29	$ 4.09	2,091	$ 3.97
$ 5.16 to 7.98	2,764	7.03	$ 6.10	1,805	$ 6.13
$ 8.16 to 9.34	2,724	7.58	$ 8.67	1,621	$ 8.58
$ 9.40 to 11.61	2,881	9.80	$11.50	982	$11.49
$11.81 to 30.74	2,025	7.30	$14.60	1,362	$14.48

Total	13,615	7.59	$ 8.54	7,861	$ 8.18

The weighted average fair value of options granted for the fiscal years ended June 30, 2002, 2001 and 2000 was $4.48, $4.83, and $8.35 respectively. Assumptions used in determining the fair value of stock options granted using the Black-Scholes option-pricing model were as follows: for fiscal 2002, volatility of 86.3%, no expected dividends, an average risk-free interest rate of 2.36% and an average expected option term of 2.6 years; for fiscal 2001, volatility of 87.2%, no expected dividends, an average risk-free interest rate of 5.29% and an average expected option term of 3.4 years; and for fiscal 2000, volatility of 75.2%, no expected dividends, an average risk-free interest rate of 6.15% and an average expected option term of 3.4 years.

Had compensation expense for the Company’s stock based compensation plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and net income (loss) per share would have been as follows (in thousands except per share data):

	Years ended June 30,
	2002	2001	2000
Net income (loss):
As reported	$(40,083)	$(60,548)	$7,587
Pro forma	$(48,810)	$(78,451)	$(11,332)
Net income (loss) per share:
Basic—As reported	$(0.70)	$(1.17)	$0.16
Pro forma	$(0.86)	$(1.52)	$(0.23)
Diluted—As reported	$(0.70)	$(1.17)	$0.14
Pro forma	$(0.86)	$(1.52)	$(0.23)

Stock Purchase Plan.    The Company has a 1994 Employee Stock Purchase Plan (the “Purchase Plan”) under which all eligible employees may acquire common stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. As of June 30, 2002, the number of shares authorized to be issued under the Purchase Plan were 5,689,000 shares, of which 2,687,000 were available for issuance. Annual increases to the Purchase Plan are calculated at the lesser of 1,200,000 shares or 2% of the Company’s outstanding shares of common stock. Employees purchased 885,000, 434,000, and 341,000 shares in the years ended June 30, 2002, 2001 and 2000, respectively.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases in each of the following fiscal years ended June 30:

	2002	2001	2000
Risk-free interest rate.	2.89%	5.14%	5.97%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	86.3%	87.2%	75.2%

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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7    Shareholders’ Equity

Stock Repurchase Plan.    In July 2000, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s common stock. As of June 30, 2002 and 2001, the Company had repurchased a total of 0.8 million shares of its common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase.

Shareholder Rights Plan.    In December 1996, the Company adopted a Shareholder Rights Plan pursuant to which one Right was distributed for each outstanding share of common stock. Each Right entitles stockholders to buy one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $65.00 upon certain events.

The Rights become exercisable if a person acquires 15% or more of the Company’s common stock or announces a tender offer that would result in such person owning 15% or more of the Company’s common stock. If the Rights become exercisable, the holder of each Right (other than the person whose acquisition triggered the exercisability of the Rights) will be entitled to purchase, at the Right’s then-current exercise price, a number of shares of the Company’s common stock having a market value of twice the exercise price. In addition, if the Company were to be acquired in a merger or business combination after the Rights became exercisable, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, common stock of the acquiring company having a market value of twice the exercise price. The Rights are redeemable by the Company at a price of $0.001 per Right at any time within ten days after a person has acquired 15% or more of the Company’s common stock.

Note 8    Income Taxes

A summary of the components of income tax expense follow:

	Years ended June 30,
	2002	2001	2000
	(In thousands)
Current:
Federal	$—	$—	$(2,683)
State	175	90	365
Foreign	4,603	1,034	2,328

Total current	4,778	1,124	10
Deferred:
U.S. Federal	—	3,651	(1,248)
State	—	2,841	(2,129)
Foreign	700	—	—

Total deferred	700	6,492	(3,377)
Charge in lieu of taxes attributed to employee stock option plans	—	—	5,146

Total tax expense	$5,478	$7,616	$1,779

Total income tax expense differs from expected income tax expense computed by applying the U.S. federal corporate income tax rate of 35% for the years ended June 30, 2002, 2001, and 2000 to profit (loss) before taxes as follows:

	Years ended June 30,
	2002	2001	2000
	(In thousands)

Income tax expense (benefit) at federal statutory rate	$(12,112)	$(18,402)	$3,278
State income taxes, net of federal income tax benefits	114	1,905	332
In-process research and development	—	—	525
Non-deductible goodwill and intangible amortization	7,335	2,964	340
Non-deductible merger and acquisition costs	—	4,553	—
Foreign tax rate differentials	7,296	(1,456)	391
Research tax credit	—	—	(155)
Change in beginning of the year valuation allowance	2,801	18,259	(3,100)
Other, net	44	(207)	168

	$5,478	$7,616	$1,779

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of June 30, 2002, 2001 and 2000 are as follows:

	Year ended June 30,
	2002	2001
	(In thousands)
Deferred tax assets:
Accrued expense and allowances	$9,194	$9,983
Acquired intangibles	15,709	11,973
Net operating loss carry forwards	5,903	11,025
Tax credit carry forwards	7,396	5,636
Property and equipment	830	861
Other	101	103

Total gross deferred tax assets	39,133	39,581
Less: valuation allowance	(35,279)	(32,478)

Net deferred tax assets (current)	3,854	7,103

Deferred tax liabilities:
Acquired intangibles	(3,073)	(6,456)
Accumulated domestic international sales corporation income	(194)	(259)
Unrealized foreign exchange gain	(1,287)	(388)

Total gross deferred tax liabilities (non-current)	(4,554)	(7,103)

Net deferred tax assets (liability)	$(700)	$—

The Company is presently unable to conclude that all of the U.S. deferred tax assets are more likely than not to be realized from the results of operations. Accordingly, a valuation allowance was provided for the U.S. net deferred tax assets. During the fiscal year ended June 30, 2002, the Company increased the valuation allowance by $2.8 million. $7.5 million of the valuation allowance at June 30, 2002 relates to tax benefits arising from the exercise of stock options will be credited to stockholders’ equity when recognized in the form of a reduction of the valuation allowance. During the fiscal year ended June 30, 2001, the Company increased the valuation allowance by $23.1 million. During the fiscal year ended June 30, 2000, the Company increased the valuation allowance by a net $3.1 million of which $6.2 million was a debit relating to the tax benefit arising from the exercise of stock options and $3.1 million was credit attributable to change of beginning of the year valuation allowance.

As of June 30, 2002, the Company had federal and state net operating loss carryforwards of approximately $15.2 million and $8.4 million respectively. The Company’s federal net operating loss carryforwards expire in the years 2020 through 2022, if not utilized. The Company’s state net operating loss expires in the years 2011 through 2012, if not utilized. In addition, the Company had federal research and experimentation credit carryforwards of $3.5 million, which expire in the years 2002 through 2022, and state research and experimentation credit carryforwards of $3.2 million, which have no expiration provision, and certain other tax credit carryforwards.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in Internal Revenue Code Section 382. If the Company has such an ownership change, the Company’s ability to utilize the above mentioned carryforwards could be significantly reduced.

For the fiscal year ended June 30, 2002, the Company incurred a $34.6 million net loss before income taxes, which is comprised of $10.5 million net income before income taxes from international operations and $45.1 million net loss before income taxes from domestic operations. For the fiscal year ended June 30, 2001, the Company incurred a $52.6 million net loss before income taxes, which is comprised of $16.8 million net income before income taxes from international operations and $69.4 million net loss before income taxes from domestic operations. For the fiscal year ended June 30, 2000, the Company incurred a $4.3 million net income before income taxes, which is comprised of $27.0 million net income before income taxes from international operations and $22.7 million net loss before income taxes from domestic operations.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9    Segment and Geographic Information

Prior to July 1, 2000, the Company’s organizational structure was based on three strategic business groups that sold various products into the Company’s principle markets. These business groups equated to three reportable segments: Broadcast, Desktop, and Consumer.

For the period July 1, 2000 through June 30, 2001, the Company’s organizational structure was based on three reportable segments: Broadcast Solutions, Professional Media and Personal Web Video.

Beginning on July 1, 2001, the Company reorganized and merged the operations of the Broadcast Solutions and Professional Media divisions into one division named the Broadcast and Professional Solutions division. The divisions equated to two reportable segments: Broadcast and Professional Solutions, and Personal Web Video. The reorganization was performed to provide a structure that would allow better focus on the Company’s business and reduction of costs.

On July 1, 2002, the Company renamed the Business and Consumer division from its prior name, the Personal Web Video division, but did not change the structure or operations of this division. The divisions equate to two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer, formerly Personal Web Video.

The Company organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers.

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

The following is a summary of the Company’s operations by operating segment for the years ended June 30, 2002, 2001, and 2000. Only revenue and gross profit information is presented for fiscal 2000. Due to the reorganization of the Company, it is impracticable to restate operating results prior to fiscal 2001. The information presented for the years ended June 30, 2001 and 2000 has been restated to correspond with the Company’s reorganization of segments described above.

	2002	2001	2000
	(In thousands)
Broadcast and Professional:
Revenues	$120,835	$140,676	$129,433
Gross profit	64,458	64,684	75,060
Operating loss before amortization of goodwill and other intangibles	(7,184)	(12,154)
Amortization of goodwill and other intangibles	33,425	28,789
Operating loss after amortization of goodwill and other intangibles	$(40,609)	$(40,943)

Business and Consumer:
Revenues	$110,956	$109,561	$107,397
Gross profit	53,129	41,004	48,197
Operating income before amortization of goodwill and other intangibles	6,262	2,969
Amortization of goodwill and other intangibles	2,466	1,954
Operating income after amortization of goodwill and other intangibles	$3,796	$1,015

Combined:
Revenues	$231,791	$250,237	$236,830
Gross profit	117,587	105,688	123,257
Operating loss before amortization of goodwill and other intangibles	(922)	(9,185)
Amortization of goodwill and other intangibles	35,891	30,743
Operating loss after amortization of goodwill and other intangibles	(36,813)	$(39,928)

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles combined operating loss to total consolidated operating loss for the year ended June 30, 2001 (in thousands):

Combined operating loss for reportable segments	$(39,928)
Unallocated amounts:
Acquisition settlement	(12,880)

Consolidated operating loss	$(52,808)

The following is a summary of the Company’s operations by operating segment for the year ended June 30, 2000 based on the Company’s organizational structure prior to July 1, 2000, as previously reported (in thousands):

Broadcast Solutions:
Revenues	$85,618
Gross profit	51,790
Operating income	$3,424

Desktop:
Revenues	$101,698
Gross profit	53,368
Operating income	$7,340

Consumer:
Revenues	$49,514
Gross profit	18,099
Operating income	$801

Combined:
Revenues	$236,830
Gross profit	123,257
Operating income	$11,565

The following table reconciles combined operating income to total consolidated operating income for the year ended June 30, 2000 (in thousands):

Combined operating income for reportable segments	$11,565
Unallocated amounts:
Legal settlement	(2,102)
In process research and development	(3,500)

Consolidated operating income	$5,963

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company’s net sales. The following table presents a summary of revenue and long-lived assets by geographic region as of and for years ended June 30:

	2002	2001	2000
	(In thousands)
Revenues
United States	$108,499	$100,536	$104,372
United Kingdom, Ireland	12,700	20,388	21,307
Germany	15,967	16,445	18,230
France	15,059	16,716	16,373
Spain, Italy, Benelux	16,700	24,652	23,500
Japan, China, Hong Kong, Singapore, Korea, Australia	23,609	35,200	27,060
Other foreign countries	39,257	36,300	25,988

Total	$231,791	$250,237	$236,830

Long-lived assets
United States	$9,020	$12,319
Germany	2,495	1,414
Other foreign countries	741	783

	$12,256	$14,516

Foreign revenue is reported based on the sale destination. No one customer accounted for more than 10% of net sales during the fiscal years ended June 30, 2002, 2001 and 2000. No one customer accounted for more than 10% of net accounts receivable at June 30, 2002 and 2001.

Note 10    Supplemental Cash Flow Information

The following table reflects supplemental cash flow from investing activities related to acquisitions for the fiscal years ended June 30:

Fair value of:	2002	2001	2000
	(In thousands)
Assets acquired and goodwill	$13,963	$24,001	$124,654
Liabilities assumed and costs incurred	(715)	—	(42,558)
Acquisition settlement	—	11,481	—
Common stock, stock options and warrants issued	(10,915)	(28,005)	(69,771)

Net cash (received) paid on acquisitions	$2,333	$7,477	$12,325

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11    Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2002 and 2001 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for per share data amounts)
Fiscal 2002:
Net sales	$46,968	$59,132	$60,670	$65,021
Gross profit	20,442	29,241	32,320	35,584
Operating loss	(15,520)	(8,502)	(7,694)	(5,097)
Net loss	$(15,492)	$(8,279)	$(7,946)	$(8,366)
Net loss per share:
— basic	$(0.27)	$(0.15)	$(0.14)	$(0.14)
— diluted	$(0.27)	$(0.15)	$(0.14)	$(0.14)
Shares used to compute net loss per share:
— basic	54,892	56,255	57,597	58,710
— diluted	54,892	56,255	57,597	58,710

Fiscal 2001:
Financial data prior to effect of change in accounting principle:
Net sales	$62,158	$74,018	$70,929	$49,778
Gross profit	25,916	34,350	35,392	14,114
Operating loss	(22,269)	(1,460)	(1,270)	(25,364)
Net loss	$(21,755)	$(998)	$(832)	$(32,504)
Net loss per share:
— basic	$(0.43)	$(0.02)	$(0.02)	$(0.61)
— diluted	$(0.43)	$(0.02)	$(0.02)	$(0.61)

Effect of change in accounting principle:
Net sales	$(260)	$(3,683)	$(2,703)	$—
Gross profit	(116)	(2,135)	(1,833)	—
Operating loss	(116)	(2,135)	(1,852)	—
Net loss	$(116)	$(2,135)	$(1,852)	$—
Net loss per share:
— basic	$—	$(0.04)	$(0.03)	$—
— diluted	$—	$(0.04)	$(0.03)	$—

Financial data after effect of change in accounting principle:
Net sales	$61,898	$70,335	$68,226	$49,778
Gross profit	25,800	32,215	33,559	14,114
Operating loss	(22,385)	(3,595)	(3,122)	(23,706)
Loss before cumulative effect of change in accounting principle	(21,871)	(3,133)	(2,684)	(32,504)
Cumulative effect of change in accounting principle from prior year	(356)	—	—	—
Net loss	$(22,227)	$(3,133)	$(2,684)	$(32,504)
Net loss per share before cumulative effect of change in accounting principle:
— basic	$(0.43)	$(0.06)	$(0.05)	$(0.61)
— diluted	$(0.43)	$(0.06)	$(0.05)	$(0.61)
Cumulative effect per share of change in accounting principle:
— basic	$(0.01)	$—	$—	$—
— diluted	$(0.01)	$—	$—	$—
Net loss per share:
— basic	$(0.44)	$(0.06)	$(0.05)	$(0.61)
— diluted	$(0.44)	$(0.06)	$(0.05)	$(0.61)
Shares used to compute net loss per share:
— basic	50,962	50,951	51,079	53,437
— diluted	50,962	50,951	51,079	53,437

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quarterly results for the fiscal year ended June 30, 2002 and June 30, 2001 include the effect of adopting EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products.” Quarterly results for the fiscal year ended June 30, 2001 include the effect of adopting Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” See Footnote 1.

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Charged to Expenses or other Accounts	Deductions	Balance at End of Period
Year ended June 30, 2002
Allowance for doubtful accounts	3,781	1,042	758	4,065
Sales return allowances	3,727	3,155	545	6,337

Year ended June 30, 2001
Allowance for doubtful accounts	2,528	2,060	807	3,781
Sales return allowances	3,255	1,410	938	3,727

Year ended June 30, 2000
Allowance for doubtful accounts	1,899	1,335	706	2,528
Sales return allowances	3,158	792	695	3,255

EXHIBIT INDEX

Number	Description of Document

3.1(1)	Restated Articles of Incorporation of Pinnacle Systems, Inc.

3.2(1)	Bylaws of Pinnacle Systems, Inc., as amended to date.

4.1(2)	Preferred Share Rights Agreement, dated December 12, 1996, between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.1.1(2)	Amendment No. 1 to Preferred Shares Right Agreement dated as of April 30, 1998 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.5(3)	Registration Rights Agreement dated April 6, 2000 by and between Pinnacle Systems, Inc. and each of David Engelke, Seth Haberman and Simon Haberman.

4.8(4)	Registration Rights Agreement dated October 2, 2001 by and among FAST Multimedia Holdings, Inc., FAST Multimedia AG and Pinnacle Systems, Inc.

10.1(5)	1987 Stock Option Plan, as amended, and form of agreement thereto.

10.2(6)	1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto.

10.3(7)	1994 Director Stock Option Plan, and form of agreement thereto.

10.4(1)	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors.

10.11(8)	1996 Stock Option Plan, as amended, and form of agreements thereto.

10.12	1996 Supplemental Stock Option Plan, as amended, and form of agreements thereto.

10.18.2(9)	Assignment and Modifications of Leases, dated August 16, 1999, between Pinnacle Systems, Inc., Network Computing Devices, Inc. and D.R. Stephens Company.

10.23(10)
Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of David Engelke and Bryan Engelke.

10.62	Offer Letter and Employment Contract dated June 18, 2002 between Pinnacle Systems, Inc. and J. Kim Fennell.

10.63	Offer Letter and Employment Contract dated June 28, 2002 between Pinnacle Systems, Inc. and Mark L. Sanders.

10.64	Lease Agreement dated December 19, 1997 between Pinnacle Systems GmbH and Herrn Horst Theilemann.

22.1	List of subsidiaries of Pinnacle Systems, Inc.

23.1	Consent of Independent Auditors

24.1	Power of Attorney (See Page 48)

99.1	Certification of J. Kim Fennell, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Arthur D. Chadwick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-1 (Reg. No. 333-83812) as declared effective by the Commission on November 8, 1994.
(2)
Incorporated by reference to exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form 8-A as declared effective by the Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.

(3)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-50988), as filed on November 30, 2000.
(4)	Incorporated by reference to Exhibit 4.2 to Pinnacle Systems, Inc.’s Registration Statement on Form S-3 (File No. 333-72298), as filed on October 26, 2001.
(5)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-2816, as filed on March 27, 1996).
(6)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-74071, as filed on March 8, 1999).
(7)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-81978, as filed on February 1, 2002).
(8)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-51110, as filed on December 1, 2002).
(9)	Incorporated by reference to the exhibits filed with Pinnacle Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as filed on September 17, 1996.
(10)	Incorporated by reference to Exhibit 10.23 filed with Pinnacle Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed on September 26, 2001.