Form 10-Q
period 2002-09-30
PINNACLE SYSTEMS INC
filed 2002-11-14
CIK 774695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No

The number of shares of the registrant’s common stock outstanding as of November 8, 2002 was approximately 60,468,491.

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	September 30, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$92,115	$80,575
Marketable securities	7,854	7,854
Accounts receivable, less allowance for doubtful accounts and returns of $4,349 and $7,583 as of September 30, 2002, and $4,065 and $6,337 as of June 30, 2002, respectively	32,841	32,462
Inventories	42,827	40,328
Deferred income taxes	3,854	3,854
Prepaid expenses and other assets	6,505	6,470

Total current assets	185,996	171,543
Property and equipment, net	11,525	12,256
Goodwill and other intangibles, net	52,516	75,136
Other assets	620	622

	$250,657	$259,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,741	$12,441
Accrued expenses	27,019	25,177
Deferred revenue	14,969	11,477

Total current liabilities	57,729	49,095
Deferred income taxes	4,554	4,554

Total liabilities	62,283	53,649

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 59,208 and 59,101 issued and outstanding as of September 30, 2002 and June 30, 2002, respectively	311,459	310,874
Treasury shares at cost; 793 shares	(6,508)	(6,508)
Accumulated deficit	(111,303)	(93,433)
Accumulated other comprehensive loss	(5,274)	(5,025)

Total shareholders’ equity	188,374	205,908

	$250,657	$259,557

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2002	2001
Net sales	$68,574	$46,968
Cost of sales	30,981	26,526

Gross profit	37,593	20,442

Operating expenses:
Engineering and product development	8,263	7,323
Sales and marketing	19,668	15,540
General and administrative	4,810	4,372
Amortization of goodwill	—	4,522
Amortization of other intangible assets	3,371	4,205

Total operating expenses	36,112	35,962

Operating income (loss)	1,481	(15,520)
Interest and other income, net	390	203

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,871	(15,317)
Income tax expense	450	175

Income (loss) before cumulative effect of change in accounting principle	1,421	(15,492)
Cumulative effect of change in accounting principle	(19,291)	—

Net loss	$(17,870)	$(15,492)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic and diluted	$0.02	$(0.28)

Cumulative effect per share of change in accounting principle:
Basic	$(0.32)	$—

Diluted	$(0.31)	$—

Net loss per share:
Basic	$(0.30)	$(0.28)

Diluted	$(0.29)	$(0.28)

Shares used to compute net loss per share:
Basic	59,128	54,892

Diluted	62,018	54,892

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended September 30,
	2002	2001
Net loss	$(17,870)	$(15,492)
Foreign currency translation adjustment	(249)	3,535

Comprehensive loss	$(18,119)	$(11,957)

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(17,870)	$(15,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,036	10,373
Provision for doubtful accounts	386	640
Cumulative effect of change in accounting principle	19,291	—
Changes in operating assets and liabilities:
Accounts receivable	(873)	10,699
Inventories	(2,648)	614
Accounts payable	3,367	(3,471)
Accrued expenses	1,731	(2,384)
Accrued income taxes	207	(273)
Deferred revenue	3,502	5,688
Prepaid expenses and other assets	16	(1,247)

Net cash provided by operating activities	12,145	5,147

Cash flows from investing activities:
Purchases of property and equipment	(1,019)	(492)

Net cash used in investing activities	(1,019)	(492)

Cash flows from financing activities:
Proceeds from issuance of common stock	585	98

Net cash provided by financing activities	585	98

Effects of exchange rate changes on cash	(171)	1,219

Net increase in cash and cash equivalents	11,540	5,972
Cash and cash equivalents at beginning of period	80,575	47,751

Cash and cash equivalents at end of period	$92,115	$53,723

Supplemental disclosures of cash paid during the period for:
Interest	$4	$176

Income taxes	$559	$612

See accompanying notes to unaudited condensed consolidated financial statements.

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

The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2002 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2002. Results of operations for interim periods are not necessarily indicative of results for a full fiscal year.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition

Revenue from product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. Installation and training revenue is deferred and recognized as these services are performed. Certain products include technical support and maintenance services for a specified time period of up to one year. For products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide telephone support and bug fixes are accrued, as these costs are deemed insignificant.

The Company’s systems sales frequently involve multiple elements such as hardware product, installation, training, and maintenance. For arrangements with multiple elements representing separate earnings processes, revenue is allocated to the various elements based upon the fair values of those elements. Fair value of services such as installation or training is established based upon separate sales by us of these services to other customers in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, for software products or the quoted rates for such services by the Company or our competitors for non-software products. The amounts allocated to installation and training are recognized when the services are delivered. Fair values for the ongoing maintenance and support obligations are based upon separate sales of support contract renewals sold to other customers or upon renewal rates quoted in the contracts. The amounts allocated to maintenance and support are recognized ratably over the maintenance period. For systems with complex installation processes that are considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. Revenue from extended support and maintenance contracts is deferred and recognized ratably over the maintenance period.

The Company recognizes revenue from sales of software in accordance with SOP 97-2. Under SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. For systems sales that require significant customization and modification during installation to meet customer specifications, we apply the provisions of AICPA Statement of Position (SOP) 81-1, “Contract Accounting” to the entire arrangement.

During the third quarter of fiscal 2002, the Company adopted EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which consisted of implementing the provisions addressing whether consideration from a vendor to a reseller of the vendor’s products is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. The Company also provides marketing development funds to certain retail customers and has historically recorded these as marketing expenses. Under EITF Issue No. 01-09, these amounts should be recorded as a deduction from revenue. Accordingly, the Company reclassified approximately $0.5 million for the first quarter of the fiscal year ended June 30, 2002 from marketing expense to a reduction of revenue to conform all periods presented to the current period presentation.

Recent Accounting Pronouncements

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

The Company adopted SFAS No. 144 during the quarter ended September 30, 2002. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the impact of adopting SFAS 146 to be significant to the Company’s financial position, results of operations, or cash flows.

2.  Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three Months Ended September 30,
	2002	2001
Numerator: Net loss	$(17,870)	$(15,492)

Denominator:
Basic:
Weighted-average shares outstanding	59,128	54,892
Diluted:
Employee stock options	2,890	—

Denominator for diluted net loss per share	62,018	54,892

Basic net loss per share	$(0.30)	$(0.28)

Diluted net loss per share	$(0.29)	$(0.28)

For the quarters ended September 30, 2002 and September 30, 2001, the Company excluded options to purchase 5.7 million and 13.7 million shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive.

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

3.    Segment and Geographic Information

The Company is organized into two customer-focused lines of business: (1) Broadcast and Professional, and (2) Business and Consumer. The Company believes this organizational structure enables it to effectively address varying product requirements, rapidly implement our core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets. On July 1, 2002, the Company renamed the Business and Consumer division from its prior name, the Personal Web Video division, but did not change the structure or operations of this division.

The Company organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers. The Company currently operates its business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer, formerly Personal Web Video.

For the period July 1, 2001 through June 30, 2002, the Company’s organizational structure was based on two reportable segments: (1) Broadcast and Professional Solutions, and (2) Personal Web Video. For the period July 1, 2000 through June 30, 2001, the Company’s organizational structure was based on three reportable segments: (1) Broadcast Solutions, (2) Professional Media and (3) Personal Web Video.

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

The following is a summary of the Company’s operations by operating segment for the three months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,
	2002	2001
Broadcast and Professional:
Revenues	$35,007	$26,076
Gross profit	20,186	10,308
Operating income (loss) before amortization of goodwill and other intangibles	1,851	(7,362)
Amortization of goodwill	—	3,799
Amortization of other intangibles	2,856	3,630
Operating loss	$(1,137)	$(15,478)

Business and Consumer:
Revenues	$33,567	$20,892
Gross profit	17,407	10,134
Operating income before amortization of goodwill and other intangibles	3,001	570
Amortization of goodwill	—	723
Amortization of other intangibles	515	575
Operating income (loss)	$2,618	$(42)

Combined:
Revenues	$68,574	$46,968
Gross profit	37,593	20,442
Operating income (loss) before amortization of goodwill and other intangibles, acquisition settlement and other unallocated	4,852	(6,792)
Amortization of goodwill	—	4,522
Amortization of other intangibles	3,371	4,205
Operating income (loss)	$1,481	$(15,520)

The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company’s net sales. Foreign sales are reported based on the sale destination. The following table presents a summary of net sales by geographic region for quarters ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended September 30,
	2002	2001
Net Sales by Geographic Region
United States	$34,216	$23,316
United Kingdom, Ireland	3,686	2,446
Germany	7,065	2,855
France	3,466	2,743
Spain, Italy, Benelux	4,495	3,364
Japan, China, Hong Kong, Singapore, Korea, Australia	6,493	3,801
Other foreign countries	9,153	8,443

Total	$68,574	$46,968

4.    Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on July 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

The Company performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of the Company’s reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million to reduce the carrying amount of its goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of September 30, 2002, the Company had approximately $52.5 million of net goodwill and other intangible assets, after recording the $19.3 million goodwill impairment charge.

The Company has evaluated the remaining useful lives of its other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were, therefore, not subject to amortization. The Company determined that no adjustments to the useful lives of its other intangible assets were necessary.

The goodwill impairment test consisted of the two-step process as follows:

In both Step 1 and Step 2, below, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Step 1.    The Company compared the fair value of its reporting units to its carrying amount, including the existing goodwill and other intangible assets. Since the carrying amount of two of the Company’s reporting units exceeded its fair value, the comparison indicated that the reporting units’ goodwill was impaired.

Step 2.    The Company then compared the implied fair value of the impaired reporting units’ goodwill, which was determined using a purchase price allocation, to its carrying amount. The Company used a purchase price allocation to assign the fair value of each reporting unit to the reporting units’ goodwill. The assigned fair value of goodwill was then compared to the carrying amount of goodwill. Since the carrying amount of the impaired reporting units’ goodwill exceeded its fair value, the Company recorded a transitional impairment charge of $19.3 million, which was the amount equal to that excess.

In accordance with SFAS No. 142, the Company will evaluate, on an annual basis or whenever significant events or changes occur in its business, whether its goodwill has been impaired. If the Company determines that its goodwill has been impaired, it will recognize an impairment charge.

A summary of changes in the Company’s goodwill during the quarter ended September 30, 2002 by business segment is as follows (in thousands):

Goodwill	Professional and Broadcast Division	Business and Consumer Division	Total
Net carrying amount as of June 30, 2002	$48,731	$7,061	$55,792
Goodwill previously classified as other intangibles	—	2,117	2,117
Goodwill impairment charge	(19,291)	—	(19,291)
Other goodwill adjustments	42	—	42

Net carrying amount as of September 30, 2002	$29,482	$9,178	$38,660

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of September 30, 2002
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$39,691	$(30,307)	$9,384
Trademarks and trade names	8,798	(6,597)	2,201
Customer-related intangibles	8,336	(6,474)	1,862
Assembled workforce	2,750	(2,424)	326
Other identifiable intangibles	3,858	(3,775)	83

Total	$63,433	$(49,577)	$13,856

	As of June 30, 2002
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$39,691	$(27,927)	$11,764
Trademarks and trade names	8,798	(6,344)	2,454
Customer-related intangibles	8,336	(5,963)	2,373
Assembled workforce	2,750	(2,264)	486
Other identifiable intangibles	7,545	(5,278)	2,267

Total	$67,120	$(47,776)	$19,344

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended September 30,
Amortization Expense	2002	2001
Goodwill	$—	$4,522
Core/developed technology	2,380	2,664
Trademarks and trade names	252	480
Customer-related intangibles	511	559
Assembled workforce	160	221
Other identifiable intangibles	68	281

Total amortization	$3,371	$8,727

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortization Expense
For the Nine-Month Period October 1, 2002 through June 30, 2003:
2003	$8,643

For the Fiscal Years Ending June 30,
2004	3,104
2005	1,687
2006	422

Total estimated future amortization expense for other intangible assets	$13,856

The following table summarizes the effect on net loss that would have resulted if the provisions of SFAS No. 142 had been in effect for all periods presented (in thousands):

	Three Months Ended September 30,
	2002	2001
Net loss:
Net loss as reported	$(17,870)	$(15,492)
Add back: amortization of goodwill	—	4,522

Adjusted net loss	$(17,870)	$(10,970)

Net loss per share:
Basic as reported	$(0.30)	$(0.28)
Diluted as reported	$(0.29)	$(0.28)

Add back: amortization of goodwill	$—	$0.08

Adjusted basic net loss per share	$(0.30)	$(0.20)
Adjusted diluted net loss per share	$(0.29)	$(0.20)

Shares used to compute net loss per share:
Basic	59,128	54,892

Diluted	62,018	54,892

5.    Commitments and Contingencies

Legal Actions

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning the Company’s business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint. Defendants’ motions to dismiss plaintiffs’ third consolidated amended complaint is currently scheduled to be heard on November 15, 2002. The Company is defending the case vigorously. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

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

The Company is engaged in certain additional legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity, although there can be no assurance as to the outcome of such litigation.

6.    Subsequent Event

In October 2002, the Company acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The Company plans to combine VOB’s writable CD and DVD technology with the Company’s DVD and consumer video authoring solutions to enable the recording of data, music and video to both CDs and DVDs. VOB will be merged into the Company’s Business and Consumer division. The Company acquired VOB for a total purchase price of approximately $7.0 million consisting of approximately $4.0 million in cash and the issuance of approximately $3.0 million of the Company’s common stock. The Company acquired all intellectual property, products and software rights, along with all other assets and liabilities of VOB.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: our organizational structure; the combination of certain of VOB’s technology with certain of our technology; the merger of VOB into our Business and Consumer division; the reasonableness of the estimates, judgments and assumptions we make with respect to our critical accounting policies; our evaluation of whether our goodwill and other intangible assets have been impaired; the timing of our recognition of revenue for large system sales; the portion of our total net sales represented by our international sales; our disclosure of any material impact of the subsequent disposition of our written-down inventory on our gross margins; the importance of our investment in research and development; the sufficiency of our existing cash and cash equivalent balances and anticipated cash flow from operations; the impact of our adoption of SFAS 146 on our financial position, results of operations and cash flows; our fixed income investment portfolio; our potential exposure to market and credit risk; and the adequacy of our legal defenses with respect to certain legal actions arising in the ordinary course of business.

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

In October 2002, we acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. We plan to combine VOB’s writable CD and DVD technology with our DVD and consumer video authoring solutions to enable the recording of data, music and video to both CDs and DVDs. VOB will be merged into the our Business and Consumer division. We acquired VOB for a total purchase price of approximately $7.0 million consisting of approximately $4.0 million in cash and the issuance of approximately $3.0 million of our common stock. We acquired all intellectual property, products and software rights, along with all other assets and liabilities of VOB.

Broadcast and Professional Division

Our Broadcast and Professional division serves a wide range of customers with products that provide both point solutions and systems solutions. Our products are designed to meet the end-to-end production and distribution needs of live and recorded television broadcasting. We pioneered the blending of capabilities from formerly segmented broadcast functions to provide broadcasters with greater creative flexibility and enhanced value from their equipment investment. Today, many local, national and international broadcasters use our broadcast equipment for digital effects, character generation, and management of video and graphic assets, storage and on-air playout. Major global broadcast, satellite and cable networks utilize our broadcast servers to reliably deliver contents to their viewers. Our networked news solutions have been chosen as the backbone for some of the world’s most sophisticated news and information providers. The Broadcast and Professional division also develops and manufactures computer based non-linear editing and special effects systems for post-production facilities, broadcasters and independent producers working on advertising commercials and broadcast program promotions, documentaries and nature programming, and Hollywood feature films. This division also develops and manufactures proprietary hardware and software for professional and collegiate sports teams in baseball, football, basketball, and hockey, that allow better play analysis and more effective coaching of players, both individually and as a team overall.

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

DVExtreme Family.    DVExtreme is our high performance, real time three-dimensional (3D) digital video effects system for broadcast and high-end post-production customers who seek to incorporate unique special effects into their programming. DVExtreme, a Windows NT-

based, multi-channel system, can simultaneously manipulate up to three channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other sophisticated visual effects. The suggested list price for a DVExtreme ranges from approximately $30,000 to $64,000, depending on the configuration.

Content Creation Products

We offer a complete range of non-linear editing (NLE) products for both the Apple ® Power Mac ™ G4 or the Windows PC. Each product is a combination of hardware and software and can be used for a wide range of applications including broadcast graphics and design, corporate video, webcasting, post-production, visual effects, and DVD authoring. These products enable users to ingest material, edit it, create graphics and ultimately send their completed project to their chosen distribution medium.

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

Pinnacle Liquid Family.    The Pinnacle Liquid brand is comprised of non-linear editing and post-production solutions based on proprietary Pinnacle hardware and software running on Windows/Intel (so-called Wintel) platforms. Liquid blue delivers complete native support for every standard definition video format—that means no more transcoding and no more degradation by recompression. Liquid blue products are sold as turnkey systems designed for seamless integration within existing broadcast and post production facilities. Liquid blue supports a variety of networked editing topologies from simple file transfer networks to large storage area networks (SAN). Liquid silver, sold as a bundle of Pinnacle proprietary hardware and software, is designed for long-form or corporate editing needs using compressed as well as even higher quality uncompressed formats. Liquid silver also offers direct MPEG-2 and integrated export and DVD burning, making this the ideal solution for DVD authoring. Liquid purple is a complete DV editing solution for the Wintel platform. Based on the Pinnacle Liquid editing software, it has powerful logging tools, color correction, 2D and 3D effects and is network ready. Liquid purple supports DV, Panasonic DVCPRO and Sony DVCAM and can be accelerated with the addition of Pinnacle’s optional In-Time hardware. Prices start at approximately $2,995 for Liquid purple, $19,995 for Liquid silver, and $49,995 for Liquid blue as a full turnkey system including computer and a modest amount of storage.

Ciné Wave Family is designed for the Apple Macintosh platform and includes Pinnacle hardware and our own Commotion Pro and CinéAcquire software, as well as Apple’s award-winning FinalCut Pro non-linear editing application. CinéWave is targeted at digital cinematographers, broadcast designers, post-production specialists, webcasters and special effects artists, as well as the large community of video and multimedia producers working exclusively on the Macintosh platform. The CinéWave product family offers professional audio/video tools at an affordable price. The CinéWave hardware and software bundle has an entry level suggested list price of approximately $6,495 for standard definition. Complete CinéWave high-definition TV production systems, including the computer and a modest amount of storage, start as low as approximately $30,000, substantially less than previously available post-production systems used for these advanced digital video formats.

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

Content Delivery Products

We develop and sell products and systems solutions used by broadcasters, corporations and other video professionals to cost-effectively deliver their video content. Using computer based networking, storage and encoding technologies these products enable customers to create a program once, at any location, and distribute it to many outlets in a variety of formats. We supply content delivery solutions that meet the needs of customers ranging in size from small web operations through massive international broadcast operations.

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

StreamFactory Family.    The StreamFactory product is a real-time web stream encoder that accepts professional video and audio inputs. StreamFactory enables output at a variety of data rates in Microsoft Windows Media, Real Networks SureStream and QuickTime formats. Designed to be a rack-mounted infrastructure appliance, StreamFactory can be configured and managed remotely, either across a LAN, or across the Internet. Simply connect a video tape recorder, video router, satellite downlink, or other audiovisual source directly to StreamFactory to convert professional quality programming contents to popular streaming formats in real-time. Suggested list prices for StreamFactory range from approximately $9,995 to $18,995 depending on system configuration.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We also have other key accounting policies that may not require us to make estimates and judgments that are as difficult or subjective, such as our policies for revenue recognition and the deferral of revenues for large system sales and sales to distributors. On an ongoing basis, we evaluate our estimates, including but not limited to those related to revenue recognition, product returns, accounts receivable and bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The financial impact of these estimates and judgments is reviewed by management on an ongoing basis at the end of each quarter prior to public release of our financial results. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements. Our critical accounting policies are as follows:

•	Revenue recognition
•	Sales returns and allowance for doubtful accounts
•	Valuation of goodwill and other intangible assets
•	Valuation of inventory

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

We must make significant judgments and estimates in connection with establishing the sales returns in any accounting period and the uncollectability of our accounts receivables. Material differences may result in the amount and timing of our revenue or bad debt expense for any period if we were to make different judgments or utilized different estimates.

Valuation of Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we review goodwill annually for impairment. Factors we consider important and which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results
•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business
•	significant negative industry or economic trends
•	significant decline in our stock price for a sustained period
•	Our market capitalization relative to net book value

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted on July 1, 2002. As a result of our adoption of SFAS No. 142, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of September 30, 2002, we had approximately $52.5 million of net goodwill and other intangible assets, after recording the $19.3 million goodwill impairment charge.

We have evaluated the remaining useful lives of our other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were, therefore, not subject to amortization. We determined that no adjustments to the useful lives of our other intangible assets were necessary.

The goodwill impairment test consisted of the two-step process as follows:

In both Step 1 and Step 2, below, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Step 1.    We compared the fair value of our reporting units to their carrying amount, including the existing goodwill and other intangible assets. Since the carrying amount of two of our reporting units exceeded its fair value, the comparison indicated that our reporting units’ goodwill was impaired.

Step 2.    We then compared the implied fair value of our impaired reporting units’ goodwill, which was determined using a purchase price allocation, to its carrying amount. We used a purchase price allocation to assign the fair value of each reporting unit to the reporting units’ goodwill. The assigned fair value of goodwill was then compared to the carrying amount of goodwill. Since the carrying amount of our impaired reporting units’ goodwill exceeded its fair value, we recorded a transitional impairment loss of $19.3 million, which was the amount equal to that excess.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge.

We must make significant judgments and estimates in connection with the valuation of our goodwill and other intangible assets. Material differences may result in the amount and timing of an impairment charge or amortization expense for any period if we were to make different judgments or utilized different estimates.

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

We must make significant judgments and estimates in connection with the valuation of our inventory. Material differences may result in the amount of our cost of sales for any period if we were to make different judgments or utilized different estimates.

RESULTS OF OPERATIONS

Net Sales

Overall net sales increased 46.0% to $68.6 million in the quarter ended September 30, 2002 from $47.0 million in the quarter ended September 30, 2001. This overall net sales increase was primarily due to new product introductions in our Business and Consumer division, and increased sales of our team sports and Vortex News systems in our Broadcast and Professional division. Net sales increased in the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001, in both the Broadcast and Professional and the Business and Consumer divisions.

The following is a summary of net sales by division (in thousands):

Three Months Ended September 30:
	2002	% of net sales	2001	% of net sales	% Change
Net Sales by Division
Broadcast and Professional	$35,007	51.0%	$26,076	55.5%	34.3%
Business and Consumer	33,567	49.0%	20,892	44.5%	60.7%

Total	$68,574	100.0%	$46,968	100.0%	46.0%

In the quarter ended September 30, 2002, the Broadcast and Professional division represented 51.0% of our total sales, while the Business and Consumer division represented 49.0% of our total sales in the same period. In the quarter ended September 30, 2001, the Broadcast and Professional division represented 55.5% of our total sales, while the Business and Consumer division represented 44.5% of our total sales in the same period.

Broadcast and Professional sales increased 34.3% to $35.0 million in the quarter ended September 30, 2002 from $26.1 million in the quarter ended September 30, 2001. Broadcast and Professional sales increased primarily due to increased sales of our team sports systems and the successful installation during the quarter of one of our Vortex News systems. The increase was also attributable to the addition of products from product lines acquired from FAST Multimedia in October 2001.

Business and Consumer sales increased 60.7% to $33.6 million in the quarter ended September 30, 2002 from $20.9 million in the quarter ended September 30, 2001. The Business and Consumer sales increase was primarily due to the introduction of new products, which include our Studio Version 8 and Edition software. We also generated higher sales in our existing PCTV product during the quarter ended September 30, 2002. These sales increases were slightly offset by decreased sales of our DV500 business product.

Deferred revenue increased to $15.0 million as of September 30, 2002 from $11.5 million as of June 30, 2002. This increase in deferred revenue was primarily due to an increase in large system sales in our Broadcast and Professional Solutions division. As of September 30, 2002, we billed certain customers for several installments but did not recognize any of the revenue associated with these large system sales. We will recognize the revenue for these large system sales upon the completion of installation and customer acceptance. The increase in deferred revenue was also due to increased extended support and maintenance contracts from our team sports systems that were billed during the quarter ended September 30, 2002 but will be recognized ratably over the support period, generally one year.

The following is a summary of net sales by region (in thousands):

Three Months Ended September 30:
	2002	% of net sales	2001	% of net sales	% Change
Net Sales by Region
North America	$35,081	51.2%	$26,263	55.9%	33.6%
International	33,493	48.8%	20,705	44.1%	61.8%

Total	$68,574	100.0%	$46,968	100.0%	46.0%

For the quarters ended September 30, 2002 and September 30, 2001, international sales (sales outside of North America) represented 48.8% and 44.1% of our net sales, respectively, while North America sales represented 51.2% and 55.9% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

International sales increased 61.8% to $33.5 million in the quarter ended September 30, 2002 from $20.7 million in the quarter ended September 30, 2001. International sales increased primarily due to new product introductions, as well as increased sales from some of our existing products, in our Business and Consumer division. The sales increase in the quarter ended September 30, 2002 was augmented by lower than usual retail sales during the quarter ended September 30, 2001.

North America sales increased 33.6% to $35.1 million in the quarter ended September 30, 2002 from $26.3 million in the quarter ended September 30, 2001. North America sales increased primarily due to our new product introductions in our Business and Consumer division, as well as increased sales from some of our existing products, including our team sports and Vortex News systems.

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

The following is a summary of gross margins by division (in thousands):

	Three Months Ended September 30,
	2002	2001
Gross Margins by Division
Broadcast and Professional	57.7%	39.5%
Business and Consumer	51.9%	48.5%
Total blended gross margins	54.8%	43.5%

Our total gross margins as a percentage of net sales increased to 54.8% in the quarter ended September 30, 2002 from 43.5% in the quarter ended September 30, 2001. Excluding a $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, gross margins would have been 48.4% in the quarter ended September 30, 2001. As discussed in the Restructuring section, below, we completed our reorganization in the first quarter of fiscal 2002.

The increase in our overall gross margins for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 was due to increased gross margins in both the Business and Consumer division and the Broadcast and Professional division.

Business and Consumer gross margins increased to 51.9% from 48.5% in the quarters ended September 30, 2002 and September 30, 2001, respectively. The increase in Business and Consumer gross margins was primarily due to a more favorable mix of higher margins from the sale of our new products, including our Studio Version 8 and Edition software products.

Broadcast and Professional gross margins increased to 57.7% from 39.5% in the quarters ended September 30, 2002 and September 30, 2001, respectively. Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, Broadcast and Professional gross margins would have been 48.3% in the quarter ended September 30, 2001. The increase in Broadcast and Professional gross margins was primarily due to lower material costs and a decrease in manufacturing overhead costs, as a percentage of sales, because of more efficient operations. The increase was also attributable to reduced manufacturing spending and higher support sales, which generated higher margins.

Restructuring

During the quarter ended September 30, 2001, we reorganized and merged operations of the Broadcast division and the Professional Media division into one division named the Broadcast and Professional division. The new divisions equate to two reportable segments:

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

Included in the cost of sales for the quarter ended September 30, 2001 was a $2.3 million inventory charge related to the write-down of products used in our Vortex News systems, which are included in our Broadcast and Professional division. This $2.3 million inventory charge was recorded in the quarter ended September 30, 2001, and resulted from upgrading our TARGA 2000 product with our TARGA 3000 product (a component of our Vortex News systems), which is included in our Broadcast and Professional division. As a result, we recorded a $2.3 million inventory charge to write down inventory related to the TARGA 2000. As of September 30, 2002, this $2.3 million of written-down inventory was not yet scrapped or sold. We intend to disclose any material impact of the subsequent disposition of this written-down inventory on our gross margins.

Operating Expenses

Operating expenses include engineering and product development expenses, sales and marketing expenses, general and administrative expenses, amortization of goodwill prior to July 1, 2002, and amortization of other intangible assets.

Operating expenses, including amortization of goodwill and other intangible assets, increased 0.4% to $36.1 million in the quarter ended September 30, 2002 from $36.0 million in the quarter ended September 30, 2001. Operating expenses, excluding amortization of goodwill and other intangible assets, increased 20.2% to $32.7 million in the quarter ended September 30, 2002 from $27.2 million in the quarter ended September 30, 2001. Net sales in the quarter ended September 30, 2002 increased 46.0% to $68.6 million in the quarter ended September 30, 2002 from $47.0 million in the quarter ended September 30, 2001.

As a percentage of net sales, operating expenses, including amortization of goodwill and other intangible assets, decreased to 52.7% in the quarter ended September 30, 2002 from 76.6% in the quarter ended September 30, 2001. As a percentage of net sales, operating expenses, excluding amortization of goodwill and other intangible assets, decreased to 47.8% in the quarter ended September 30, 2002 from 58.0% in the quarter ended September 30, 2001. For further detail, see the sections below entitled Engineering and Product Development, Sales and Marketing, General and Administrative, Amortization of Goodwill, and Amortization of Other Intangible Assets.

The following table presents certain information regarding our operating expenses during the periods indicated (in thousands):

	Three Months Ended September 30,
	2002	2001	% Change
Engineering and product development	$8,263	$7,323	12.8%
Percentage of net sales	12.0%	15.6%	—

Sales and marketing	$19,668	$15,540	26.6%
Percentage of net sales	28.7%	33.1%	—

General and administrative	$4,810	$4,372	10.0%
Percentage of net sales	7.0%	9.3%	—

Amortization of goodwill	$—	$4,522	(100.0)%
Percentage of net sales	—%	9.6%

Amortization of other intangibles assets	$3,371	$4,205	(19.8)%
Percentage of net sales	4.9%	9.0%

Operating expenses including amortization of goodwill and other intangible assets	$36,112	$35,962	0.4%
Percentage of net sales	52.7%	76.6%

Operating expenses excluding amortization of goodwill and other intangible assets	$32,741	$27,235	20.2%
Percentage of net sales	47.8%	58.0%

Net sales	$68,574	$46,968	46.0%

Engineering and Product Development

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses increased 12.8% to $8.3 million in the quarter ended September 30, 2002 from $7.3 million in the quarter ended September 30, 2001. This increase was primarily due to higher engineering and product development expenses in connection with the technology and products that we acquired from FAST in October 2001. As a percentage of net sales, engineering and product development expenses decreased to 12.0% in the quarter ended September 30, 2002 from 15.6% in the quarter ended September 30, 2001. The decrease in engineering and product development expenses, as a percentage of net sales, was primarily due to a growth in net sales without a corresponding increase in engineering and product development expenses as a result of tight expense controls. We believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

Sales and Marketing

Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including channel marketing funds and trade shows, and professional fees for marketing services.

Sales and marketing expenses increased 26.6% to $19.7 million in the quarter ended September 30, 2002 from $15.4 million in the quarter ended September 30, 2001. The increase was primarily due to higher sales commissions and bonuses, which resulted from higher overall net sales, the expansion of our sales operations into broader markets, and higher marketing costs associated with the launch of our new products. As a percentage of net sales, sales and marketing expenditures decreased to 28.7% in the quarter ended September 30, 2002 from 33.1% in the quarter ended September 30, 2001. The decrease in sales and marketing expenses, as a percentage of net sales, was primarily due to an increase in sales without a corresponding increase in sales and marketing expenses, since some portion of our sales and marketing expenses are relatively fixed and not variable with changes in sales.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, IT infrastructure costs, bad debt expense, and other corporate administrative expenses.

General and administrative expenses increased 10.0% to $4.8 million in the quarter ended September 30, 2002 from $4.4 million in the quarter ended September 30, 2001. This increase in general and administrative expenses was primarily due to higher legal fees during the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. As a percentage of net sales, general and administrative expenses were 7.0% and 9.3% in the quarters ended September 30, 2002 and 2001, respectively. This decrease in general and administrative expenses as a percentage of net sales was due to an increase in sales without a corresponding increase in general and administrative expenses, due to improved efficiencies in managing our general and administrative expenses. As discussed in the Restructuring section, above, we completed our reorganization in the first quarter of fiscal 2002.

Amortization of Goodwill

Goodwill is the amount by which the cost of acquired identifiable net assets exceeded the fair values of those identifiable net assets on the date of purchase.

The amortization of goodwill decreased from $4.5 million in the quarter ended September 30, 2001 to zero in the quarter ended September 30, 2002. This decrease was the result of our adoption of SFAS No. 142 on July 1, 2002, which required the discontinuance of goodwill amortization.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted on July 1, 2002. As a result of our adoption of SFAS No. 142, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of September 30, 2002, we had approximately $52.5 million of net goodwill and other intangible assets, after recording the $19.3 million goodwill impairment charge.

We have evaluated the remaining useful lives of our other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were, therefore, not subject to amortization. We determined that no adjustments to the useful lives of our other intangible assets were necessary.

The goodwill impairment test consisted of the two-step process as follows:

In both Step 1 and Step 2, below, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Step 1.    We compared the fair value of our reporting units to their carrying amount, including the existing goodwill and other intangible assets. Since the carrying amount of two of our reporting units exceeded its fair value, the comparison indicated that our reporting units’ goodwill was impaired.

Step 2.    We then compared the implied fair value of our impaired reporting units’ goodwill, which was determined using a purchase price allocation, to its carrying amount. We used a purchase price allocation to assign the fair value of each reporting unit to the reporting units’ goodwill. The assigned fair value of goodwill was then compared to the carrying amount of goodwill. Since the carrying amount of our impaired reporting units’ goodwill exceeded its fair value, we recorded a transitional impairment loss of $19.3 million, which was the amount equal to that excess.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge.

Amortization of Other Intangible Assets

Acquisition-related intangible assets result from our acquisition of businesses accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets, including core/developed technology, assembled work force, trade names, customer-related intangibles, trademarks, and favorable contracts. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to six years.

The amortization of our intangible assets decreased 19.8% to $3.4 million in the quarter ended September 30, 2002 from $4.2 million in the quarter ended September 30, 2001. This decrease in amortization was due to several intangible assets that became fully amortized during the quarter ended September 30, 2002, partially offset by an increase in intangible amortization resulting from the technology and products that we acquired from FAST in October 2001.

Interest and Other Income, net

Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper. Interest income increased approximately 92.1% to $0.4 million in the quarter ended September 30, 2002 from $0.2 million in the quarter ended September 30, 2001. The increase in interest and other income reflects a significant increase in our cash balance as of September 30, 2002 compared to September 30, 2001, despite a lower interest rate environment. Our increased cash balance was generated primarily from the net cash provided by our operating activities.

Income Tax Expense

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $0.5 million and $0.2 million for the quarters ended September 30, 2002 and 2001, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2002, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized.

Cumulative Effect of Change in Accounting Principle

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted on July 1, 2002. As a result of our adoption of SFAS No. 142, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million to reduce the carrying amount of goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. See Note 4 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $11.5 million during the quarter ended September 30, 2002, compared to an increase of $6.0 million during the quarter ended September 30, 2001. Cash and cash equivalents were $92.1 million as of September 30, 2002 compared to $80.6 million as of June 30, 2002. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances, as well as anticipated cash flow from operations, will be sufficient to support our current operations and growth for the foreseeable future.

Operating Activities

Our operating activities generated cash of $12.1 million during the quarter ended September 30, 2002, compared to generating cash of $5.1 million during the quarter ended September 30, 2001.

Cash generated from operations of $12.1 million during the quarter ended September 30, 2002 was attributable to increases in deferred revenues, accounts payable and accrued expenses, which were partially offset by increases in inventories and accounts receivable. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $17.9 million for the quarter ended September 30, 2002 and after adjusting for depreciation, amortization, and the cumulative effect of change in accounting principle related to the goodwill impairment that resulted from our adoption of SFAS 142 on July 1, 2002. The increase in our deferred revenues was the result of receiving some advance payments on several large system sales, which we recorded as deferred revenue.

Cash generated from operations of $5.1 million during the quarter ended September 30, 2001 was attributable to a significant decrease in accounts receivable and an increase in deferred revenues, which were partially offset by a decrease in our accounts payable and accrued expenses. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $15.5 million during the quarter ended September 30, 2001 and after adjusting for depreciation and amortization.

Investing Activities

Our investing activities consumed cash of $1.0 million during the quarter ended September 30, 2002 compared to consuming cash of $0.5 million during the quarter ended September 30, 2001.

Cash consumed by investing activities of $1.0 million during the quarter ended September 30, 2002 was due to the purchase of property and equipment. Cash consumed by investing activities of $0.5 million during the quarter ended September 30, 2001 was due to the purchase of property and equipment.

Financing Activities

Our financing activities generated cash of $0.6 million during the quarter ended September 30, 2002 compared to generating cash of $0.1 million during the quarter ended September 30, 2001.

Cash generated from financing activities of $0.6 million during the quarter ended September 30, 2002 was due to the proceeds from the exercise of employee stock options. Cash generated from financing activities of $0.1 million during the quarter ended September 30, 2001 was due the proceeds from the exercise of employee stock options.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Nine-Month Period October 1, 2002 through June 30, 2003:
2003	$3,461

For the Fiscal Years Ending June 30,
2004	3,804
2005	2,253
2006	1,784
2007	1,138
Thereafter	1,496

Total Operating Lease Obligations	$13,936

The lease obligation remaining for the current fiscal year 2003 represents only a nine-month period from October 1, 2002 through June 30, 2003. The lease obligation disclosure, above, represents a four-year and nine-month period from October 1, 2002 through June 30, 2007 and any lease obligations thereafter.

Other Contractual Obligations

Our contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, we do not have any capital leases, long-term debt, other long-term obligations, or contractual cash obligations.

The most significant contractual financial obligations we have, other than specific balance sheet liabilities and facility leases, are the purchase order (PO’s) commitments we place with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture our products for sale. We place PO’s with our vendors on an ongoing basis based on our internal sales forecasts. The amount of outstanding PO’s can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of September 30, 2002, the amount of outstanding PO’s was approximately $20.9 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these PO’s are firm commitments that cannot be canceled, though some PO’s can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Recent Accounting Pronouncements

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

The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, which will be our fiscal year 2003. The Company adopted SFAS No. 144 during the quarter ended September 30, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position, results of operations, or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the impact of adopting SFAS 146 to be significant to the Company’s financial position, results of operations, or cash flows.

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

•	The continuing adverse economic impact of the recent national tragedy on September 11, 2001
•	Increased competition and pricing pressure
•	The timing of significant orders from and shipments to major customers, including OEM’s and our large broadcast accounts
•	The timing and market acceptance of new products and upgrades
•	The timing of customer acceptance on large system sales
•	Our success in developing, marketing and shipping new products
•	Our dependence on the distribution channels through which our products are sold
•	The accuracy of our and our resellers’ forecasts of end-user demand
•	The accuracy of inventory forecasts
•	Our ability to obtain sufficient supplies from our subcontractors on a timely basis
•	The timing and level of consumer product returns
•	Foreign currency fluctuations
•	Delays and costs associated with the integration of acquired operations
•	The introduction of new products by major competitors
•	Intellectual property infringement claims (by or against us)

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

As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. Although our sales increased in the first quarter of fiscal 2003 from the first, second, third and fourth quarters of fiscal 2002, our revenue growth and profitability depend primarily on the overall demand for our products. If demand for these products decreases due to ongoing economic uncertainty, this may result in decreased revenues, earnings levels or growth rates. If United States or international economic conditions worsen, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

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

We incurred losses in fiscal 2001, fiscal 2002 and the first quarter of fiscal 2003, and may generate losses in the remainder fiscal 2003.

In fiscal 2001 and fiscal 2002, we recorded net losses of approximately $60.5 million and $40.1 million, respectively. In the first quarter of fiscal 2003, we recorded net losses of approximately $17.9 million, including acquisition-related amortization charges and the cumulative effect of a change in accounting principles related to goodwill. If current economic conditions remain unfavorable or decline further, if our revenues grow at a slower rate than in the past or decline, or if our expenses increase without a commensurate increase in our revenues, we may incur net losses, and our results of operations and the price of our common stock may decline as a result.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted on July 1, 2002. In connection with our adoption of SFAS No. 142, we recorded a goodwill impairment charge of $19.3 million in the first quarter of fiscal 2003. As of September 30, 2002, we had approximately $52.5 million of net goodwill and other intangible assets, after recording the $19.3 million goodwill impairment charge.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge that could be significant and could have a material adverse effect on our financial position and results of operations.

Our stock price may be volatile.

The trading price of our common stock has in the past, and could in the future, fluctuate significantly. These fluctuations have been, or could be, in response to numerous factors, including:

•	Quarterly variations in our results of operations
•	Announcements of technological innovations or new products by us, our customers or our competitors
•	Changes in securities analysts’ recommendations
•	Announcements of acquisitions
•	Changes in earnings estimates made by independent analysts
•	General stock market fluctuations

Our revenues and results of operations for any given quarter or year may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock. In July 2000, we announced that financial results for the fourth quarter of fiscal 2000, which ended June 30, 2000, would be lower than the then current analyst consensus estimates regarding our quarterly results. In the day following this announcement, our share price lost more than 59% of its value. Our shares continue to trade in a price range significantly lower than the range held by our shares before this announcement.

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

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against the issuing company. In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In a written order dated May 7, 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint. Defendants’ motion to dismiss plaintiffs’ third consolidated amended complaint is currently scheduled to be heard on November 15, 2002. We are defending the case vigorously.

It is possible that additional similar litigation could be brought against us in the future. The securities class action lawsuit described above and any similar litigation that may be brought against us could result in substantial costs and would likely divert management’s attention and resources from the day-to-day operations of our business. Any adverse determination in such litigation could also subject us to significant liabilities.

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

Sales of our products outside of North America represented approximately 48.8% of net sales in the quarter ended September 30, 2002 and approximately 44.1% of net sales in the quarter ended September 30, 2001. Sales of our products outside of North America represented approximately 51.0% of net sales in the year ended June 30, 2002 and approximately 57.9% of net sales in the year ended June 30, 2001. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal 2003 and beyond, a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations.

As of September 30, 2002, our cash and cash equivalents balance was approximately $92.1 million, with approximately $47.4 million located in the U.S. and approximately $44.7 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

Our sales were relatively linear throughout fiscal 2002 and the first quarter of fiscal 2003. However, an increase in large systems sales or an expansion of our distribution channels could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. If certain sales cannot be closed during those last weeks, sales may be deferred until the following quarter. This may cause our quarterly revenues to fall below analysts’ expectations.

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

Over the past three years, we have acquired a number of businesses and technologies and expect to continue to make acquisitions as part of our growth strategy. In October 2002, we acquired all of the outstanding stock of VOB Computersysteme GmbH, based in Dortmund, Germany. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP. In March 1999, we acquired Truevision, Inc. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

We rely on dealers, VARs and OEMs to market, sell and distribute many of our products. In turn, we depend heavily on the success of these resellers. If these resellers are not successful in selling our products or if we are not successful in opening up new distribution channels, our financial performance will be negatively affected.

A significant portion of our sales are sourced, developed and closed through dealers, VARs and OEMs. We believe that these resellers have a substantial influence on customer purchase decisions, especially purchase decisions by large enterprise customers. These resellers may not effectively promote or market our products or may experience financial difficulties or even close operations. In addition, our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time, refuse to promote or distribute our products. Also, since many of our distribution arrangements are non-exclusive, our resellers may carry our competitors’ products and could discontinue our products in favor of our competitors’ products.

Also, since these distribution channels exist between us and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product based on their forecasted demand which may or may not materialize.

With respect to consumer products offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Our consumer product distribution network exposes us to the following risks, some of which are out of our control:

•
We are obligated to provide price protection to our retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations

•	These distributors or retailers may not continue to stock and sell our consumer products
•	Retailers and distributors often carry competing products

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)  Changes in internal controls.

Subsequent to the Evaluation Date, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. Plaintiffs filed a consolidated amended complaint in December 2000, and defendants thereafter moved to dismiss that complaint. In May 2001, the Court dismissed the consolidated amended complaint and permitted plaintiffs to file an amended complaint. Plaintiffs filed a second amended complaint in June 2001. Defendants thereafter moved to dismiss that complaint. In a written order dated January 25, 2002, the Court dismissed the second amended complaint and granted plaintiffs leave to amend. On March 22, 2002, plaintiffs filed a third consolidated amended complaint. Defendants’ motions to dismiss. plaintiffs’ third consolidated amended complaint is currently scheduled to be heard on November 15, 2002. We are defending the case vigorously. We have not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

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

We are engaged in certain additional legal actions arising in the ordinary course of business. We believe that we have adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on our consolidated financial position, results of operations or liquidity, although there can be no assurance as to the outcome of such litigation.

ITEM 5.    OTHER INFORMATION.

In accordance with Section 10A of the Securities Exchange Act of 1934, as promulgated by Section 202 of the Sarbanes Oxley Act of 2002, the Audit Committee of our Board of Directors approved on October 31, 2002 the following non-audit services to be performed by KPMG LLP, our independent auditors: (1) accounting advisory services with respect to SEC filings; (2) accounting advisory services related to acquisitions; (3) litigation support, arbitration assistance and related services; (4) tax-related services; and (5) other accounting consultation and assistance.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Number	Description
2.2	Share Purchase and Transfer Agreement by and among Volkmar Breitfeld, Maik Langenberg, Pinnacle Systems GmbH and Pinnacle Systems, Inc. entered into on September 30, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Pinnacle Systems, Inc. did not file any Reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2002 PINNACLE SYSTEMS, INC.

By:	/s/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

Date: November 14, 2002

By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration and Chief Financial Officer

CERTIFICATIONS

I, J. Kim Fennell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacle Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

CERTIFICATIONS

I, Arthur D. Chadwick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacle Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description
2.2	Share Purchase and Transfer Agreement by and among Volkmar Breitfeld, Maik Langenberg, Pinnacle Systems GmbH and Pinnacle Systems, Inc. entered into on September 30, 2002.

99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.