Form 10-Q
period 2002-12-31
PINNACLE SYSTEMS INC
filed 2003-02-14
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-24784

PINNACLE SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

California	94-3003809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 N. Bernardo Ave. Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

(650) 526-1600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

The number of shares of the registrant’s common stock outstanding as of February 4, 2003 was approximately 62,436,944, no par value.

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$96,657	$80,575
Marketable securities	3,928	7,854
Accounts receivable, less allowance for doubtful accounts and returns of $4,552 and $8,082 as of December 31, 2002, and $4,065 and $6,337 as of June 30, 2002, respectively	33,894	32,462
Inventories	42,936	40,328
Deferred income taxes	3,854	3,854
Prepaid expenses and other assets	9,134	6,470

Total current assets	190,403	171,543
Marketable securities	8,185	—
Property and equipment, net	11,462	12,256
Goodwill and other intangibles, net	56,502	75,136
Other assets	617	622

	$267,169	$259,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,309	$12,441
Accrued expenses	40,093	25,177
Deferred revenue	12,632	11,477

Total current liabilities	65,034	49,095
Deferred income taxes	4,554	4,554

Total liabilities	69,588	53,649

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 61,195 and 59,101 issued and outstanding as of December 31, 2002 and June 30, 2002, respectively	324,133	310,874
Treasury shares at cost; 793 shares	(6,508)	(6,508)
Accumulated deficit	(118,124)	(93,433)
Accumulated other comprehensive loss	(1,920)	(5,025)

Total shareholders’ equity	197,581	205,908

	$267,169	$259,557

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	$84,501	$59,132	$153,075	$106,100
Cost of sales	38,582	29,891	69,563	56,417

Gross profit	45,919	29,241	83,512	49,683

Operating expenses:
Engineering and product development	9,283	7,439	17,546	14,762
Sales and marketing	22,531	17,229	42,199	32,769
General and administrative	4,795	3,972	9,605	8,344
Amortization of goodwill	—	4,485	—	9,007
Amortization of other intangibles	3,379	4,618	6,750	8,823
Legal judgment	11,300	—	11,300	—

Total operating expenses	51,288	37,743	87,400	73,705

Operating loss	(5,369)	(8,502)	(3,888)	(24,022)
Interest and other income, net	148	412	538	615

Loss before income taxes and cumulative effect of change in accounting principle	(5,221)	(8,090)	(3,350)	(23,407)
Income tax expense	1,600	189	2,050	364

Loss before cumulative effect of change in accounting principle	(6,821)	(8,279)	(5,400)	(23,771)
Cumulative effect of change in accounting principle	—	—	(19,291)	—

Net loss	$(6,821)	$(8,279)	$(24,691)	$(23,771)

Net loss per share before cumulative effect of change in accounting principle:
Basic	$(0.11)	$(0.15)	$(0.09)	$(0.43)

Diluted	$(0.11)	$(0.15)	$(0.09)	$(0.43)

Cumulative effect per share of change in accounting principle:
Basic	$—	$—	$(0.32)	$—

Diluted	$—	$—	$(0.32)	$—

Net loss per share:
Basic	$(0.11)	$(0.15)	$(0.41)	$(0.43)

Diluted	$(0.11)	$(0.15)	$(0.41)	$(0.43)

Shares used to compute net loss per share:
Basic	60,451	56,255	59,789	55,573

Diluted	60,451	56,255	59,789	55,573

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(6,821)	$(8,279)	$(24,691)	$(23,771)
Foreign currency translation adjustment	3,354	(2,323)	3,105	1,212

Comprehensive loss	$(3,467)	$(10,602)	$(21,586)	$(22,559)

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(24,691)	$(23,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,836	21,308
Provision for doubtful accounts	513	781
Cumulative effect of change in accounting principle	19,291	—
Changes in operating assets and liabilities:
Accounts receivable	(956)	22,415
Inventories	(1,855)	2,983
Prepaid expenses and other assets	(2,579)	(2,031)
Accounts payable	(451)	(4,777)
Accrued expenses	12,182	(4,478)
Accrued income taxes	1,584	(521)
Deferred revenue	1,125	10,375

Net cash provided by operating activities	13,999	22,284

Cash flows from investing activities:
Purchases of property and equipment	(2,128)	(1,369)
Net cash paid on acquisitions	(3,910)	(2,289)
Proceeds from maturity of marketable securities	3,926	—
Purchases of marketable securities	(8,185)	(3,927)

Net cash used for investing activities	(10,297)	(7,585)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,259	1,842

Net cash provided by financing activities	10,259	1,842

Effects of exchange rate changes on cash	2,121	1,813

Net increase in cash and cash equivalents	16,082	18,354
Cash and cash equivalents at beginning of period	80,575	47,751

Cash and cash equivalents at end of period	$96,657	$66,105

Supplemental disclosures of cash paid during the period for:
Interest	$4	$209

Income taxes	$1,028	$2,290

Non-cash transactions:
Common stock issued for acquisitions	$3,000	$10,915

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

Revenue Recognition

Revenue from product sales is recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. Installation and training revenue is deferred and recognized as these services are performed. Certain products include technical support and maintenance services for a period of one year. For products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide telephone support and bug fixes are accrued, as these costs are deemed insignificant.

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

The Company recognizes revenue from sales of software in accordance with SOP 97-2. Under SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For systems sales that require significant customization and modification during installation to meet customer specifications, we apply the provisions of AICPA Statement of Position (SOP) 81-1, “Contract Accounting.”

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

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the impact of adopting SFAS No. 146 to be significant to the Company’s financial position, results of operations, or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF Issue No. 00-21 will have on its financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 during the quarter ended December 31, 2002. See Note 6 – Stock-Based Compensation.

2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Numerator: Net loss	$(6,821)	$(8,279)	$(24,691)	$(23,771)

Denominator:
Basic:
Weighted-average shares outstanding	60,451	56,255	59,789	55,573
Diluted:
Employee stock options	—	—	—	—

Denominator for diluted net loss per share	60,451	56,255	59,789	55,573

Basic net loss per share	$(0.11)	$(0.15)	$(0.41)	$(0.43)

Diluted net loss per share	$(0.11)	$(0.15)	$(0.41)	$(0.43)

For the quarters ended December 31, 2002 and December 31, 2001, the Company excluded options to purchase 8.6 million and 11.9 million shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive. For the six months ended December 31, 2002 and December 31, 2001, the Company excluded options to purchase 8.3 million and 13.1 million shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive.

The Company is contingently liable to issue up to 399,363 shares in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. The Company’s obligation to issue these shares is contingent upon the final legal damages and costs assessed against the Company in the Athle-Tech litigation and the outcome of the Company’s claim for indemnification against certain of the former shareholders of Montage and DES for the Athle-Tech damages and costs. (See Note 7). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares outstanding.

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

The following is a summary of the Company’s operations by operating segment for the three months and six months ended December 31, 2002 and 2001. Segment information for the three months and six months ended December 31, 2001 has been restated to correspond with the Company’s reorganization of segments described above.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Broadcast and Professional:
Revenues	$34,533	$29,492	$69,540	$55,568
Gross profit	20,535	16,022	40,721	26,330
Operating loss before amortization of goodwill and other intangibles	(9,607)	(736)	(7,756)	(8,099)
Amortization of goodwill	—	3,761	—	7,560
Amortization of other intangibles	2,373	4,016	5,229	7,646
Operating loss	$(11,980)	$(8,513)	$(12,985)	$(23,305)
Business and Consumer:
Revenues	$49,968	$29,640	$83,535	$50,532
Gross profit	25,384	13,219	42,791	23,353
Operating income before amortization of goodwill and other intangibles	7,617	1,337	10,618	1,907
Amortization of goodwill	—	724	—	1,447
Amortization of other intangibles	1,006	602	1,521	1,177
Operating income (loss)	$6,611	$11	$9,097	$(717)
Combined:
Revenues	$84,501	$59,132	$153,075	$106,100
Gross profit	45,919	29,241	83,512	49,683
Operating income (loss) before amortization of goodwill and other intangibles	(1,990)	601	2,862	(6,192)
Amortization of goodwill	—	4,485	—	9,007
Amortization of other intangibles	3,379	4,618	6,750	8,823
Operating loss	$(5,369)	$(8,502)	$(3,888)	$(24,022)

The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company’s net sales. Foreign sales are reported based on the sale destination. The following table presents a summary of net sales by geographic region for three months and six months ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net Sales by Geographic Region
United States	$29,122	$24,247	$63,338	$47,563
United Kingdom, Ireland	5,808	3,149	9,494	5,595
Germany	9,289	4,878	16,354	7,733
France	6,190	4,192	9,656	6,935
Spain, Italy, Benelux	8,989	4,604	13,484	7,968
Japan, China, Hong Kong, Singapore, Korea, Australia	8,924	7,587	15,417	11,388
Other foreign countries	16,179	10,475	25,332	18,918

Total	$84,501	$59,132	$153,075	$106,100

4.    Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on July 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

The Company performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of the Company’s reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of its goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of December 31, 2002, the Company had approximately $56.5 million of net goodwill and other intangible assets.

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

Step 2.    The Company then compared the implied fair value of the impaired reporting units’ goodwill, which was determined using a purchase price allocation, to its carrying amount. The Company used a purchase price allocation to assign the fair value of each reporting unit to the reporting units’ goodwill. The assigned fair value of goodwill was then compared to the carrying amount of goodwill. Since the carrying amount of the impaired reporting units’ goodwill exceeded its fair value, the Company recorded a transitional impairment charge of $19.3 million during the quarter ended September 30, 2002, which was the amount equal to that excess.

In accordance with SFAS No. 142, the Company will evaluate, on an annual basis or whenever significant events or changes occur in its business, whether its goodwill has been impaired. If the Company determines that its goodwill has been impaired, it will recognize an impairment charge.

A summary of changes in the Company’s goodwill during the six months ended December 31, 2002 by business segment is as follows (in thousands):

Goodwill	Professional and Broadcast Division	Business and Consumer Division	Total
Net carrying amount as of June 30, 2002	$48,731	$7,061	$55,792
Goodwill previously classified as other intangibles	—	2,117	2,117
Goodwill acquired from VOB Computersysteme GmbH	—	6,328	6,328
Goodwill impairment charge	(19,291)	—	(19,291)
Other goodwill adjustments	42	—	42

Net carrying amount as of December 31, 2002	$29,482	$15,506	$44,988

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of December 31, 2002
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$40,185	$(32,527)	$7,658
Trademarks and trade names	8,798	(7,134)	1,664
Customer-related intangibles	8,879	(6,953)	1,926
Assembled workforce	2,750	(2,554)	196
Other identifiable intangibles	3,857	(3,787)	70

Total	$64,469	$(52,955)	$11,514

	As of June 30, 2002
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$39,691	$(27,927)	$11,764
Trademarks and trade names	8,798	(6,344)	2,454
Customer-related intangibles	8,336	(5,963)	2,373
Assembled workforce	2,750	(2,264)	486
Other identifiable intangibles	7,545	(5,278)	2,267

Total	$67,120	$(47,776)	$19,344

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Amortization Expense	2002	2001	2002	2001
Goodwill	$—	$4,485	$—	$9,007
Core/developed technology	2,219	2,980	4,599	5,644
Trademarks and trade names	538	517	790	997
Customer-related intangibles	480	623	991	1,182
Assembled workforce	130	221	290	442
Other identifiable intangibles	12	277	80	558

Total amortization	$3,379	$9,103	$6,750	$17,830

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortization Expense
For the Six-Month Period January 1, 2003 through June 30, 2003:
2003	$5,507
For the Fiscal Years Ending June 30,
2004	3,223
2005	1,895
2006	629
2007	208
Thereafter	52

Total estimated future amortization expense for other intangible assets	$11,514

The following table summarizes the effect on net loss that would have resulted if the provisions of SFAS No. 142 had been in effect for all periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss:
Net loss as reported	$(6,821)	$(8,279)	$(24,691)	$(23,771)
Add back: amortization of goodwill	—	4,485	—	9,007

Adjusted net loss	$(6,821)	$(3,794)	$(24,691)	$(14,764)

Net loss per share:
Basic as reported	$(0.11)	$(0.15)	$(0.41)	$(0.43)
Diluted as reported	$(0.11)	$(0.15)	$(0.41)	$(0.43)
Add back: amortization of goodwill	$—	$0.08	$—	$0.16
Adjusted basic net loss per share	$(0.11)	$(0.07)	$(0.41)	$(0.27)
Adjusted diluted net loss per share	$(0.11)	$(0.07)	$(0.41)	$(0.27)
Shares used to compute net loss per share:
Basic	60,451	56,255	59,789	55,573

Diluted	60,451	56,255	59,789	55,573

5.    Acquisition

VOB Computersysteme GmbH

On October 1, 2002, the Company acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The results of VOB’s operations have been included in the Company’s consolidated financial statements since that date. The Company is in the process of merging VOB into the Business and Consumer division. The Company is in the process of combining VOB’s writable CD and DVD technology with the Company’s DVD and consumer video authoring solutions to enable the recording of data, music and video to both CDs and DVDs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $6.3 million higher than the fair value of the identifiable acquired assets. The Company recorded this $6.3 million amount as goodwill during the quarter ended December 31, 2002.

The purchase price was approximately $7.3 million, of which approximately $4.0 million was paid in cash and approximately $3.0 million represents the value of the 308,593 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common shares over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. The Company also incurred approximately $0.3 million in transaction costs. The Company acquired all intellectual property, products and software rights, along with all other assets and liabilities of VOB.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$514
Property and equipment	37
Identifiable intangible assets	1,037
Goodwill	6,328

Total assets acquired	7,916
Current liabilities assumed	620

Net assets acquired	$7,296

The identifiable intangible assets include developed core technology of $0.5 million and customer-related intangibles of $0.5 million, and are being amortized over a five-year period. The $6.3 million of goodwill was assigned to the Business and Consumer segment and has not been amortized, which is in accordance with the requirements of SFAS No. 142.

Pro forma results of operations are not presented for this acquisition because the effects of the acquisition were not material.

6.    Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” during the quarter ended December 31, 2002. As required under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for earnings per share):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss, as reported	$(6,821)	$(8,279)	$(24,691)	$(23,771)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,494)	(2,298)	(9,306)	(5,909)

Pro forma net loss	$(11,315)	$(10,577)	$(33,997)	$(29,680)

Earnings per share:
Basic—as reported	$(0.11)	$(0.15)	$(0.41)	$(0.43)

Diluted—as reported	$(0.11)	$(0.15)	$(0.41)	$(0.43)

Basic—pro forma	$(0.19)	$(0.19)	$(0.57)	$(0.53)

Diluted—pro forma	$(0.19)	$(0.19)	$(0.57)	$(0.53)

7.    Commitments and Contingencies

Legal Actions

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning the Company’s business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. After dismissal of several prior complaints on defendants’ motions, on March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants moved to dismiss. On November 18, 2002 the court issued an order dismissing the case with prejudice.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, but a final judgment has not yet been entered. The total verdict could be as high as $13.7 million, exclusive of prejudgment interest. Once judgment is entered, the Company will evaluate its appellate rights, and may file an appeal in the case. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim. The Company intends to seek indemnification from certain of the former shareholders of each of Montage and DES. Although the Company believes it is entitled to indemnification for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, there can be no assurance that the Company will recover all or a portion of these damages. The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

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

8.    Subsequent Events

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). (See Footnote 7—Commitments and Contingencies.) During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, but a final judgment has not yet been entered. The total verdict could be as high as $13.7 million, exclusive of prejudgment interest. Once judgment is entered, the Company will evaluate its appellate rights, and may file an appeal in the case. As a result of this verdict, the Company has determined that the probable and estimable range of the final verdict is between approximately $9.8 million and $13.7 million, before prejudgment interest. The Company has, therefore, accrued the lower amount of $9.8 million, plus $1.5 million in prejudgment interest, for a total charge of $11.3 million, which was recorded in the quarter ended December 31, 2002.

On January 3, 2003, the Company acquired SteinbergMedia Technologies AG, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg has developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. The Company plans to integrate Steinberg’s music creation and other multimedia applications with some of the Company’s existing product lines. The Company acquired Steinberg for a total purchase price of approximately $24.0 million, consisting of approximately $8.2 million in cash and the issuance of approximately $15.8 million of the Company’s common stock. The Company acquired all products, software, and intellectual property rights, along with all other assets and liabilities of Steinberg.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Operating Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: our organizational structure; the combination of certain of Steinberg’s technology with certain of our technology; the reasonableness of the estimates, judgments and assumptions we make with respect to our critical accounting policies; our evaluation of whether our goodwill and other intangible assets have been impaired; the timing of our recognition of revenue for large system sales; the portion of our total net sales represented by our international sales; our disclosure of any material impact of the subsequent disposition of our written-down inventory on our gross margins; our investment in research and development; the sufficiency of our existing cash and cash equivalent balances and anticipated cash flow from operations; our accounts receivable; the impact of our adoption of SFAS 146 on our financial position, results of operations and cash flows; our fixed income investment portfolio; our potential exposure to market and credit risk; and the adequacy of our legal defenses with respect to certain legal actions arising in the ordinary course of business.

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

On October 1, 2002, we acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. We are in the process of merging VOB into our Business and Consumer division. We are in the process of combining VOB’s writable CD and DVD technology with our DVD and consumer video authoring solutions to enable the recording of data, music and video to both CDs and DVDs. We acquired VOB for a total purchase price of approximately $7.3 million consisting of approximately $4.0 million in cash, the issuance of approximately $3.0 million of our common stock, and transaction costs of $0.3 million. We acquired all intellectual property, products and software rights, along with all other assets and liabilities of VOB.

On January 3, 2003, we acquired SteinbergMedia Technologies AG, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg has developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. We plan to integrate Steinberg’s music creation and other multimedia applications with some of our existing product lines. Steinberg will be merged into our Company’s Business and Consumer division. We acquired Steinberg for a total purchase price of approximately $24.0 million, consisting of approximately $8.2 million in cash and the issuance of approximately $15.8 million of our common stock. We acquired all products, software, and intellectual property rights, along with all other assets and liabilities of Steinberg.

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

Content Delivery Products

We develop and sell products and systems solutions used by broadcasters, corporations and other video professionals to cost-effectively deliver their video content. Using computer based networking, storage and encoding technologies these products enable customers to create a program once, at any location, and distribute it to many outlets in a variety of formats. We supply content delivery solutions that meet the needs of customers ranging in size from small web operations through large-scale international broadcast operations.

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

StreamFactory Family.    The StreamFactory product is a real-time web stream encoder that accepts professional video and audio inputs. StreamFactory enables output at a variety of data rates in Microsoft Windows Media, Real Networks SureStream and QuickTime formats. Designed to be a rack-mounted infrastructure appliance, StreamFactory can be configured and managed remotely, either across a LAN, or across the Internet. In conjunction with a video tape recorder, video router, satellite downlink, or other audiovisual source,StreamFactory can convert professional quality programming contents to popular streaming formats in real-time. Suggested list prices for StreamFactory range from approximately $9,995 to $18,995 depending on system configuration.

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

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

(3) The fee is fixed or determinable and (4) collectibility is probable.    At the time of a transaction, we assess whether the sale amount is fixed or determinable and whether collection is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and its creditworthiness. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue upon receipt of cash.

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

We must make significant judgments and estimates in connection with establishing the sales returns in any accounting period and the uncollectability of our accounts receivables. Material differences may result in the amount and timing of our revenue or bad debt expense for any period if we were to make different judgments or apply different estimates.

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

        We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of December 31, 2002, we had approximately $56.5 million of net goodwill and other intangible assets.

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

Step 2.    We then compared the implied fair value of our impaired reporting units’ goodwill, which was determined using a purchase price allocation, to its carrying amount. We used a purchase price allocation to assign the fair value of each reporting unit to the reporting units’ goodwill. The assigned fair value of goodwill was then compared to the carrying amount of goodwill. Since the carrying amount of our impaired reporting units’ goodwill exceeded its fair value, we recorded a transitional impairment loss of $19.3 million during the quarter ended September 30, 2002, which was the amount equal to that excess.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge.

We must make significant judgments and estimates in connection with the valuation of our goodwill and other intangible assets. Material differences may result in the amount and timing of an impairment charge or amortization expense for any period if we were to make different judgments or apply different estimates.

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

We must make significant judgments and estimates in connection with the valuation of our inventory. Material differences may result in the amount of our cost of sales for any period if we were to make different judgments or apply different estimates.

RESULTS OF OPERATIONS

Net Sales

Overall net sales increased 42.9% to $84.5 million in the quarter ended December 31, 2002 from $59.1 million in the quarter ended December 31, 2001. Overall net sales increased 44.3% to $153.1 million in the six months ended December 31, 2002 from $106.1 million in the six months ended December 31, 2001. This overall net sales increase was primarily due to new product introductions in our Business and Consumer division, and increased sales of our Vortex News systems and content creation products in our Broadcast and Professional division. Net sales increased in the quarter and six months ended December 31, 2002, compared to the quarter and six months ended December 31, 2001, in both the Broadcast and Professional and the Business and Consumer divisions.

The following is a summary of net sales by division (in thousands):

Three Months Ended December 31:
	2002	% of net sales	2001	% of net sales	% Change
Net Sales by Division
Broadcast and Professional	$34,533	40.9%	$29,492	49.9%	17.1%
Business and Consumer	49,968	59.1%	29,640	50.1%	68.6%

Total	$84,501	100.0%	$59,132	100.0%	42.9%

Six Months Ended December 31:

	2002	% of net sales	2001	% of net sales	% Change
Net Sales by Division
Broadcast and Professional	$69,540	45.4%	$55,568	52.4%	25.1%
Business and Consumer	83,535	54.6%	50,532	47.6%	65.3%

Total	$153,075	100.0%	$106,100	100.0%	44.3%

In the quarter ended December 31, 2002, the Broadcast and Professional division represented 40.9% of our total sales, while the Business and Consumer division represented 59.1% of our total sales in the same period. In the quarter ended December 31, 2001, the Broadcast and Professional division represented 49.9% of our total sales, while the Business and Consumer division represented 50.1% of our total sales in the same period.

In the six months ended December 31, 2002, the Broadcast and Professional division represented 45.4% of our total sales, while the Business and Consumer division represented 54.6% of our total sales in the same period. In the six months ended December 31, 2001, the Broadcast and Professional division represented 52.4% of our total sales, while the Business and Consumer division represented 47.6% of our total sales in the same period.

Broadcast and Professional sales increased 17.1% to $34.5 million in the quarter ended December 31, 2002 from $29.5 million in the quarter ended December 31, 2001. This increase was primarily due to increased sales of our servers, Vortex News systems, and content creation products, which were partially offset by decreased sales of our team sports systems. Broadcast and Professional sales increased 25.1% to $69.6 million in the six months ended December 31, 2002 from $55.6 million in the six months ended December 31, 2001. This increase was primarily due to the successful installations of our Vortex News systems, content creation products, and the addition of products from product lines acquired from FAST Multimedia in October 2001.

Business and Consumer sales increased 68.6% to $50.0 million in the quarter ended December 31, 2002 from $29.6 million in the quarter ended December 31, 2001. This increase was primarily due to the introduction of new products, new versions of existing products, specifically the introduction of Studio Version 8 and Edition, and increased sales of our existing Studio and TV receiver products. Business and Consumer sales increased 65.3% to $83.5 million in the six months ended December 31, 2002 from $50.5 million in the six months ended December 31, 2001. This increase was primarily due to the introduction of new products, which include our new Studio Version 8 and Edition, and increased sales of our existing Studio and TV receiver products.

Deferred revenue increased to $12.6 million as of December 31, 2002 from $11.5 million as of June 30, 2002. This increase in deferred revenue was primarily due to an increase in large system sales in our Broadcast and Professional Solutions division. As of December 31, 2002, we had billed certain customers for several installments but did not recognize any of the revenue associated with these large system sales. We will recognize the revenue for these large system sales upon the completion of installation and customer acceptance. The increase in deferred revenue was also due to increased extended support and maintenance contracts from our team sports systems that were billed during the quarter ended September 30, 2002 but will be recognized ratably over the support period, generally one year.

The following is a summary of net sales by region (in thousands):

Three Months Ended December 31:

	2002	% of net sales	2001	% of net sales	% Change
Net Sales by Region
North America	$30,374	35.9%	$26,845	45.4%	13.1%
International	54,127	64.1%	32,287	54.6%	67.6%

Total	$84,501	100.0%	$59,132	100.0%	42.9%

Six Months Ended December 31:

	2002	% of net sales	2001	% of net sales	% Change
Net Sales by Region
North America	$65,455	42.8%	$53,108	50.1%	23.2%
International	87,620	57.2%	52,992	49.9%	65.3%

Total	$153,075	100.0%	$106,100	100.0%	44.3%

For the quarters ended December 31, 2002 and December 31, 2001, international sales (sales outside of North America) represented 64.1% and 54.6% of our net sales, respectively, while North America sales represented 35.9% and 45.4% of our net sales, respectively. For the six months ended December 31, 2002 and December 31, 2001, international sales (sales outside of North America) represented 57.2 % and 49.9% of our net sales, respectively, while North America sales represented 42.8% and 50.1% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

International sales increased 67.6% to $54.1 million in the quarter ended December 31, 2002 from $32.3 million in the quarter ended December 31, 2001. International sales increased 65.3% to $87.6 million in the six months ended December 31, 2002 from $53.0 million in the six months ended December 31, 2001. International sales increased primarily due to strong international retail sales and new product introductions, as well as increased sales from some of our existing products, in our Business and Consumer division.

North America sales increased 13.1% to $30.4 million in the quarter ended December 31, 2002 from $26.8 million in the quarter ended December 31, 2001. North America sales increased 23.2% to $65.5 million in the six months ended December 31, 2002 from $53.1 million in the six months ended December 31, 2001. North America sales increased primarily due to our new product introductions in our Business and Consumer division, as well as increased sales from some of our existing products, and our Vortex News systems in our Broadcast and Professional division.

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

The following is a summary of gross margins by division (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Gross Margins by Division
Broadcast and Professional	59.5%	54.3%	58.6%	47.4%
Business and Consumer	50.8%	44.6%	51.2%	46.2%
Total blended gross margins	54.3%	49.5%	54.6%	46.8%

Our total gross margins as a percentage of net sales increased to 54.3% in the quarter ended December 31, 2002 from 49.5% in the quarter ended December 31, 2001. Our total gross margins as a percentage of net sales increased to 54.6% in the six months ended December 31, 2002 from 46.8% in the six months ended December 31, 2001. Excluding a $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, gross margins would have been 49.0% in the six months ended December 31, 2001. As discussed in the Restructuring section, below, we completed our reorganization in the first quarter of fiscal 2002.

        The increase in our overall gross margins for the quarter and six months ended December 31, 2002 compared to the quarter and six months ended December 31, 2001 was due to increased gross margins in both the Business and Consumer division and the Broadcast and Professional division.

Business and Consumer gross margins increased to 50.8% from 44.6% in the quarters ended December 31, 2002 and December 31, 2001, respectively. Business and Consumer gross margins increased to 51.2% from 46.2% in the six months ended December 31, 2002 and December 31, 2001, respectively. The increase in Business and Consumer gross margins was primarily due to a more favorable mix of higher margins from the sale of our new products, including our Studio Version 8 and Edition software products.

Broadcast and Professional gross margins increased to 59.5% from 54.3% in the quarters ended December 31, 2002 and December 31, 2001, respectively. Broadcast and Professional gross margins increased to 58.6% from 47.4% in the six months ended December 31, 2002 and December 31, 2001, respectively. Excluding the $2.3 million inventory charge, which was recorded in the quarter ended September 30, 2001, Broadcast and Professional gross margins would have been 51.5% in the six months ended December 30, 2001. The increase in Broadcast and Professional gross margins was primarily due to lower material costs and a decrease in manufacturing overhead costs, as a percentage of sales, because of more efficient operations. The increase was also attributable to higher support sales, which generated higher margins.

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

Included in the cost of sales for the quarter ended September 30, 2001 was a $2.3 million inventory charge related to the write-down of products used in our Vortex News systems, which are included in our Broadcast and Professional division. This $2.3 million inventory charge was recorded in the quarter ended September 30, 2001, and resulted from upgrading our TARGA 2000 product with our TARGA 3000 product (a component of our Vortex News systems), which is included in our Broadcast and Professional division. As a result, we recorded a $2.3 million inventory charge to write down inventory related to the TARGA 2000. As of December 31, 2002, this $2.3 million of written-down inventory was not yet scrapped or sold. We intend to disclose any material impact of the subsequent disposition of this written-down inventory on our gross margins.

Operating Expenses

Operating expenses include engineering and product development expenses, sales and marketing expenses, general and administrative expenses, amortization of goodwill prior to July 1, 2002, and amortization of other intangible assets.

Operating expenses, including amortization of goodwill and other intangible assets, increased 35.9% to $51.3 million in the quarter ended December 31, 2002 from $37.7 million in the quarter ended December 31, 2001. Operating expenses, including amortization of goodwill and other intangible assets, increased 18.6% to $87.4 million in the six months ended December 31, 2002 from $73.7 million in the six months ended December 31, 2001.

Operating expenses, excluding amortization of goodwill and other intangible assets, increased 67.3% to $47.9 million in the quarter ended December 31, 2002 from $28.6 million in the quarter ended December 31, 2001. Operating expenses, excluding amortization of goodwill and other intangible assets, increased 44.3% to $80.7 million in the six months ended December 31, 2002 from $55.9 million in the six months ended December 31, 2001.

As a percentage of net sales, operating expenses, including amortization of goodwill and other intangible assets, decreased to 60.7% in the quarter ended December 31, 2002 from 63.8% in the quarter ended December 31, 2001. As a percentage of net sales, operating expenses, including amortization of goodwill and other intangible assets, decreased to 57.1% in the six months ended December 31, 2002 from 69.5% in the six months ended December 31, 2001.

As a percentage of net sales, operating expenses, excluding amortization of goodwill and other intangible assets, decreased to 56.7% in the quarter ended December 31, 2002 from 48.4% in the quarter ended December 31, 2001. As a percentage of net sales, operating expenses, excluding amortization of goodwill and other intangible assets, decreased to 52.7% in the six months ended December 31, 2002 from 52.7% in the six months ended December 31, 2001. For further detail, see the sections below entitled Engineering and Product Development, Sales and Marketing, General and Administrative, Amortization of Goodwill, and Amortization of Other Intangible Assets.

The following tables presents certain information regarding our operating expenses during the periods indicated (in thousands):

	Three Months Ended December 31,
	2002	2001	% Change
Engineering and product development	$9,283	$7,439	24.8%
Percentage of net sales	11.0%	12.6%
Sales and marketing	$22,531	$17,229	30.8%
Percentage of net sales	26.7%	29.1%
General and administrative	$4,795	$3,972	20.7%
Percentage of net sales	5.7%	6.7%
Amortization of goodwill	$—	$4,485	(100.0)%
Percentage of net sales	—%	7.6%
Amortization of other intangibles assets	$3,379	$4,618	(26.8)%
Percentage of net sales	4.0%	7.8%
Legal judgment	$11,300	$—	100.0%
Percentage of net sales	13.4%	—%
Operating expenses including amortization of goodwill and other intangible assets	$51,288	$37,743	35.9%
Percentage of net sales	60.7%	63.8%
Operating expenses excluding amortization of goodwill and other intangible assets	$47,909	$28,640	67.3%
Percentage of net sales	56.7%	48.4%
Net sales	$84,501	$59,132	42.9%

	Six Months Ended December 31,
	2002	2001	% Change
Engineering and product development	$17,546	$14,762	18.9%
Percentage of net sales	11.5%	13.9%
Sales and marketing	$42,199	$32,769	28.8%
Percentage of net sales	27.6%	30.9%
General and administrative	$9,605	$8,344	15.1%
Percentage of net sales	6.3%	7.9%
Amortization of goodwill	$—	$9,007	(100.0)%
Percentage of net sales	—%	8.5%
Amortization of other intangibles assets	$6,750	$8,823	(23.5)%
Percentage of net sales	4.4%	8.3%
Legal judgment	$11,300	$—	100.0%
Percentage of net sales	7.4%	—%
Operating expenses including amortization of goodwill and other intangible assets	$87,400	$73,705	18.6%
Percentage of net sales	57.1%	69.5%
Operating expenses excluding amortization of goodwill and other intangible assets	$80,650	$55,875	44.3%
Percentage of net sales	52.7%	52.7%
Net sales	$153,075	$106,100	44.3%

Engineering and Product Development

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses increased 24.8% to $9.3 million in the quarter ended December 31, 2002 from $7.4 million in the quarter ended December 31, 2001. Engineering and product development expenses increased 18.9% to $17.5 million in the six months ended December 31, 2002 from $14.8 million in the six months ended December 31, 2001. This increase was primarily due to increased engineering and product development personnel during the quarter and six months ended December 31, 2002 compared to the quarter and six months ended December 31, 2001. We believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

As a percentage of net sales, engineering and product development expenses decreased to 11.0% in the quarter ended December 31, 2002 from 12.6% in the quarter ended December 31, 2001. As a percentage of net sales, engineering and product development expenses decreased to 11.5% in the six months ended December 31, 2002 from 13.9% in the six months ended December 31, 2001. The decrease in engineering and product development expenses, as a percentage of net sales, was primarily due to a growth in net sales without a corresponding increase in engineering and product development expenses as a result of tight expense controls.

Sales and Marketing

Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

Sales and marketing expenses increased 30.8% to $22.5 million in the quarter ended December 31, 2002 from $17.2 million in the quarter ended December 31, 2001. Sales and marketing expenses increased 28.8% to $42.2 million in the six months ended December 31, 2002 from $32.8 million in the six months ended December 31, 2001. The increase was primarily due to higher sales commissions and bonuses, which resulted from higher overall net sales, the expansion of our sales operations into broader markets, and higher marketing costs associated with the launch of our new products.

As a percentage of net sales, sales and marketing expenditures decreased to 26.7% in the quarter ended December 31, 2002 from 29.1% in the quarter ended December 31, 2001. As a percentage of net sales, sales and marketing expenditures decreased to 27.6% in the six months ended December 31, 2002 from 30.9% in the six months ended December 31, 2001. The decrease in sales and marketing expenses, as a percentage of net sales, was primarily due to sales increasing at a faster rate than the corresponding sales and marketing expenses, since some portion of our sales and marketing expenses are relatively fixed and not variable with changes in sales.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, IT infrastructure costs, bad debt expense, and other corporate administrative expenses.

General and administrative expenses increased 20.7% to $4.8 million in the quarter ended December 31, 2002 from $4.0 million in the quarter ended December 31, 2001. General and administrative expenses increased 15.1% to $9.6 million in the six months ended December 31, 2002 from $8.3 million in the six months ended December 31, 2001. This increase in general and administrative expenses was primarily due to higher legal fees, increased personnel costs, and higher insurance costs during the quarter and six months ended December 31, 2002 compared to the quarter and six months ended December 31, 2001.

As a percentage of net sales, general and administrative expenses were 5.7% and 6.7% in the quarters ended December 31, 2002 and 2001, respectively. As a percentage of net sales, general and administrative expenses were 6.3% and 7.9% in the six months ended December 31, 2002 and 2001, respectively. This decrease in general and administrative expenses as a percentage of net sales was due to an increase in sales without a corresponding increase in general and administrative expenses, due to improved efficiencies in managing our general and administrative expenses. As discussed in the Restructuring section, above, we completed our reorganization in the first quarter of fiscal 2002.

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

The amortization of goodwill decreased from $4.5 million in the quarter ended December 31, 2001 to zero in the quarter ended December 31, 2002. The amortization of goodwill decreased from $9.0 million in the six months ended December 31, 2001 to zero in the six months ended December 31, 2002. This decrease was the result of our adoption of SFAS No. 142 on July 1, 2002, which required the discontinuance of goodwill amortization.

        We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of December 31, 2002, we had approximately $56.5 million of net goodwill and other intangible assets.

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

Step 2.    We then compared the implied fair value of our impaired reporting units’ goodwill, which was determined using a purchase price allocation, to its carrying amount. We used a purchase price allocation to assign the fair value of each reporting unit to the reporting units’ goodwill. The assigned fair value of goodwill was then compared to the carrying amount of goodwill. Since the carrying amount of our impaired reporting units’ goodwill exceeded its fair value, we recorded a transitional impairment loss of $19.3 million during the quarter ended September 30, 2002, which was the amount equal to that excess.

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

The amortization of our intangible assets decreased 26.8% to $3.4 million in the quarter ended December 31, 2002 from $4.6 million in the quarter ended December 31, 2001. This decrease in amortization was primarily due to several intangible assets that became fully amortized during the quarter ended September 30, 2002, which was partially offset by an increase in intangible amortization resulting from the acquisition of VOB in October 2002.

The amortization of our intangible assets decreased 23.5% to $6.8 million in the six months ended December 31, 2002 from $8.8 million in the six months ended December 31, 2001. This decrease in amortization was primarily due to several intangible assets that became fully amortized during the quarter ended September 30, 2002, which was partially offset by an increase in intangible amortization resulting from the acquisition of VOB in October 2002 and from the technology and products that we acquired from FAST in October 2001.

Legal Judgment

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle was filed (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, but a final judgment has not yet been entered. As a result of this verdict, we have determined that the probable and estimable range of the final verdict is between approximately $9.8 million and $13.7 million, before prejudgment interest. We have therefore accrued the lower amount of $9.8 million, plus $1.5 million in prejudgment interest, for a total charge of $11.3 million, which was recorded in the quarter ended December 31, 2002.

Interest and Other Income, net

        Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper, and foreign currency transaction losses. Interest income decreased approximately 64.1% to $0.1 million in the quarter ended December 31, 2002 from $0.4 million in the quarter ended December 31, 2001. Interest income decreased approximately 12.5% to $0.5 million in the six months ended December 31, 2002 from $0.6 million in the six months ended December 31, 2001. This decrease in interest and other income was primarily due to foreign currency transaction losses, resulting from a weaker U.S. dollar compared to the EURO currency, and lower interest rate yields earned on investments.

Income Tax Expense

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $1.6 million and $0.2 million for the quarters ended December 31, 2002 and 2001, respectively, primarily relating to income from our international subsidiaries. We recorded a provision for income taxes of $2.1 million and $0.4 million for the six months ended December 31, 2002 and 2001, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2002 and December 31, 2002, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized.

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

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. See Note 4 to the condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $16.1 million during the six months ended December 31, 2002, compared to an increase of $18.4 million during the six months ended December 30, 2001. Cash and cash equivalents were $96.7 million as of December 31, 2002 compared to $80.6 million as of June 30, 2002. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances, as well as anticipated cash flow from operations, will be sufficient to support our current operations and growth for the foreseeable future.

	Six Months Ended December 31,
(In thousands)	2002	2001
Cash provided by operating activities	$13,999	$22,284
Cash used for investing activities	$(10,297)	$(7,585)
Cash provided by financing activities	$10,259	$1,842

Operating Activities

Our operating activities generated cash of $14.0 million during the six months ended December 31, 2002, compared to generating cash of $22.3 million during the six months ended December 31, 2001.

Cash generated from operations of $14.0 million during the six months ended December 31, 2002 was primarily attributable to the Company generating net income excluding non-cash items such as depreciation, amortization, provision for doubtful accounts, and the cumulative effect of change in accounting principle related to the goodwill impairment that resulted from our adoption of SFAS 142 on July 1, 2002. Also contributing to this generated cash from operations, to a much lesser extent, were increases in accrued expenses and deferred revenues, which were partially offset by increases in inventories, accounts receivables and prepaid expenses. As discussed in the Cumulative Effect of Change in Accounting Principle section, above, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of goodwill.

Cash generated from operations of $22.3 million during the six months ended December 31, 2001 was attributable to a significant decrease in accounts receivable and an increase in deferred revenues, which were partially offset by decreases in accounts payable and accrued expenses. As a result, we maintained positive cash flows from operations for the six months ended December 31, 2001, despite incurring net losses of $23.8 million for the six months ended December 31, 2001. The significant decrease in our accounts receivable was the result of more linear sales, more aggressive cash management and collections, and some advanced payments on several large system sales, which we recorded as deferred revenue. We cannot reasonably expect accounts receivable to continue to decrease at this rate and, therefore, we expect that our accounts receivable may increase in the future. The increase in our deferred revenues was the result of receiving some advance payments on several large system sales, which we recorded as deferred revenue.

Investing Activities

Our investing activities consumed cash of $10.3 million during the six months ended December 31, 2002 compared to consuming cash of $7.6 million during the six months ended December 31, 2001.

Cash consumed by investing activities of $10.3 million during the six months ended December 31, 2002 was due a cash payment for the acquisition of VOB Computersysteme GmbH, the purchase of property and equipment, and the purchase of marketable securities, which was partially offset by the proceeds from the maturity of marketable securities.

Cash consumed by investing activities of $7.6 million during the six months ended December 31, 2001 was due to the purchase of marketable securities, a cash payment for the acquired technology and products from FAST Multimedia, and the purchase of property and equipment.

Financing Activities

Our financing activities consumed cash of $10.3 million during the six months ended December 31, 2002 compared to consuming cash of $1.8 million during the six months ended December 31, 2001.

Cash generated from financing activities of $10.3 million during the six months ended December 31, 2002 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options. Cash generated from financing activities of $1.8 million during the six months ended December 31, 2001 was due the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Six-Month Period January 1, 2003 through June 30, 2003:
2003	$2,325

For the Fiscal Years Ending June 30,
2004	3,839
2005	2,253
2006	1,784
2007	1,138
Thereafter	1,496

Total Operating Lease Obligations	$12,835

The lease obligation remaining for the current fiscal year 2003 represents only a six-month period from January 1, 2003 through June 30, 2003. The lease obligation disclosure, above, represents a four-year and six-month period from January 1, 2003 through June 30, 2007 and any lease obligations thereafter.

Other Contractual Obligations

Our contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, we do not have any capital leases, long-term debt, other long-term obligations, or contractual cash obligations.

The most significant contractual financial obligations we have, other than specific balance sheet liabilities and facility leases, are the purchase order (PO’s) commitments we place with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture our products for sale. We place PO’s with our vendors on an ongoing basis based on our internal sales forecasts. The amount of outstanding PO’s can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of December 31, 2002, the amount of outstanding PO’s was approximately $26.2 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these PO’s are firm commitments that cannot be canceled, though some PO’s can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the impact of adopting SFAS No. 146 to be significant to our financial position, results of operations, or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact that the adoption of EITF Issue No. 00-21 will have on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted SFAS No. 148 during the quarter ended December 31, 2002. See Note 6—Stock-Based Compensation.

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

As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. Although our sales increased in the first and second quarters of fiscal 2003 from the first, second, third and fourth quarters of fiscal 2002, our revenue growth and profitability depend primarily on the overall demand for our products. If demand for these products decreases due to ongoing economic uncertainty, this may result in decreased revenues, earnings levels or growth rates. If United States or international economic conditions worsen, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

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

We incurred losses in fiscal 2001, fiscal 2002, and the first and second quarters of fiscal 2003. We may generate losses throughout the remainder fiscal 2003.

In fiscal 2001 and fiscal 2002, we recorded net losses of approximately $60.5 million and $40.1 million, respectively. In the first quarter of fiscal 2003, we recorded a net loss of approximately $17.9 million, which includes acquisition-related amortization charges and the cumulative effect of a change in accounting principles related to goodwill. In the second quarter of fiscal 2003, we recorded a net loss of approximately $6.8 million, which includes acquisition-related amortization charges and legal judgment.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which we adopted on July 1, 2002. In connection with our adoption of SFAS No. 142, we recorded a goodwill impairment charge of $19.3 million during the quarter ended September 30, 2002. As of September 30, 2002, we had approximately $52.5 million of net goodwill and other intangible assets, after recording the $19.3 million goodwill impairment charge. As of December 31, 2002, we had approximately $56.5 million of net goodwill and other intangible assets.

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

The trading price of our common stock has in the past, and could in the future, fluctuate significantly. These fluctuations have been, or could be, in response to numerous factors, including:

•	Quarterly variations in our results of operations
•	Announcements of technological innovations or new products by us, our customers or our competitors
•	Changes in securities analysts’ recommendations
•	Announcements of acquisitions
•	Changes in earnings estimates made by independent analysts
•	General stock market fluctuations
•	Current geopolitical uncertainty

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

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against the issuing company. In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. After dismissal of several prior complaints on defendants’ motions, on March 22, 2002 plaintiffs filed a third consolidated amended complaint. On November 18, 2002, the Court issued an order dismissing the case with prejudice.

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

        Sales of our products outside of North America represented approximately 64.1% of net sales in the quarter ended December 31, 2002 and approximately 48.8% of net sales in the quarter ended September 30, 2002. Sales of our products outside of North America represented approximately 51.0% of net sales in the fiscal year ended June 30, 2002 and approximately 57.9% of net sales in the fiscal year ended June 30, 2001. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in the remainder of fiscal 2003 and beyond, a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations.

As of December 31, 2002, our cash and cash equivalents balance was approximately $96.7 million, with approximately $51.6 million located in the U.S. and approximately $45.1 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

Our sales were relatively linear throughout fiscal 2002 and the first and second quarters of fiscal 2003. However, an increase in large systems sales or an expansion of our distribution channels could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. If certain sales cannot be closed during those last weeks, sales may be deferred until the following quarter. This may cause our quarterly revenues to fall below analysts’ expectations.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. After dismissal of several prior complaints on defendants’ motions, on March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants moved to dismiss. On November 18, 2002 the court issued an order dismissing the case with prejudice.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, but a final judgment has not yet been entered. The total verdict could be as high as $13.7 million, exclusive of prejudgment interest. Once judgment is entered, we will evaluate our appellate rights, and may file an appeal in the case. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim. We intend to seek indemnification from certain of the former shareholders of each of Montage and DES. Although we believe we are entitled to indemnification for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 31, 2002, we held our Annual Meeting of Shareholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting, a statement of the number of votes cast for and against each matter and the number of abstentions. There were no broker non-votes with respect to item 1 below.

1.	To elect seven directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
L. Gregory Ballard	49,522,869	2,918,882
Ajay Chopra	50,711,947	1,729,804
J. Kim Fennell	50,803,060	1,638,691
L. William Krause	49,106,981	3,334,770
John C. Lewis	49,107,729	3,334,022
Mark L. Sanders	50,711,063	1,730,688
Charles J. Vaughan	49,107,696	3,334,055

2.	To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending June 30, 2003.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
49,430,957	2,989,122	21,672	0

3.	To approve an amendment to our 1996 Stock Option Plan to increase the number of shares reserved thereunder by 600,000 shares to a total of 6,340,000 shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
23,648,715	27,155,617	1,637,419	0

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

(b) Reports on Form 8-K

Pinnacle Systems, Inc. did not file any Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2003 PINNACLE SYSTEMS, INC.

By:	/S/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

Date: February 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

CERTIFICATIONS

I, Arthur D. Chadwick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacle Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.