Form 10-Q
period 2003-03-31
PINNACLE SYSTEMS INC
filed 2003-05-15
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

The number of shares of the registrant’s common stock outstanding as of May 5, 2003 was approximately 63,135,920, no par value.

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	March 31, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$85,419	$80,575
Marketable securities	—	7,854
Accounts receivable, less allowance for doubtful accounts and returns of $5,058 and $9,076 as of March 31, 2003, and $4,065 and $6,337 as of June 30, 2002, respectively	44,855	32,462
Inventories, net	43,552	40,328
Deferred income taxes	3,854	3,854
Prepaid expenses and other current assets	9,267	6,470

Total current assets	186,947	171,543
Marketable securities	15,449	—
Property and equipment, net	12,998	12,256
Goodwill and other intangible assets, net	90,734	75,136
Other assets	752	622

	$306,880	$259,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,658	$12,441
Accrued expenses	50,588	25,177
Deferred revenue	11,383	11,477

Total current liabilities	78,629	49,095
Deferred income taxes	13,926	4,554
Long-term lease	186	—

Total liabilities	92,741	53,649

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 62,518 and 59,101 issued and outstanding as of March 31, 2003 and June 30, 2002, respectively	340,115	310,874
Treasury shares at cost; 793 shares	(6,508)	(6,508)
Accumulated deficit	(118,750)	(93,433)
Accumulated other comprehensive loss	(718)	(5,025)

Total shareholders’ equity	214,139	205,908

	$306,880	$259,557

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	$88,666	$60,670	$241,741	$166,770
Cost of sales	40,845	28,350	110,408	84,767

Gross profit	47,821	32,320	131,333	82,003

Operating expenses:
Engineering and product development	9,722	8,123	27,269	22,885
Sales and marketing	24,679	19,523	66,878	52,292
General and administrative	4,787	3,210	14,391	11,554
Amortization of goodwill	—	4,503	—	13,510
Amortization of other intangible assets	4,331	4,655	11,081	13,478
Legal judgment	3,861	—	15,161	—
In-process research and development	470	—	470	—

Total operating expenses	47,850	40,014	135,250	113,719

Operating loss	(29)	(7,694)	(3,917)	(31,716)

Interest and other income, net	211	548	749	1,163

Income (loss) before income taxes and cumulative effect of change in accounting principle	182	(7,146)	(3,168)	(30,553)
Income tax expense	808	800	2,858	1,164

Loss before cumulative effect of change in accounting principle	(626)	(7,946)	(6,026)	(31,717)
Cumulative effect of change in accounting principle	—	—	(19,291)	—

Net loss	$(626)	$(7,946)	$(25,317)	$(31,717)

Net loss per share before cumulative effect of change in accounting principle:
Basic	$(0.01)	$(0.14)	$(0.10)	$(0.56)

Diluted	$(0.01)	$(0.14)	$(0.10)	$(0.56)

Cumulative effect per share of change in accounting principle:
Basic	$—	$—	$(0.32)	$—

Diluted	$—	$—	$(0.32)	$—

Net loss per share:
Basic	$(0.01)	$(0.14)	$(0.42)	$(0.56)

Diluted	$(0.01)	$(0.14)	$(0.42)	$(0.56)

Shares used to compute net loss per share:
Basic	62,453	57,597	60,660	56,244

Diluted	62,453	57,597	60,660	56,244

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(626)	$(7,946)	$(25,317)	$(31,717)
Foreign currency translation adjustment	1,202	(360)	4,307	852

Comprehensive income (loss)	$576	$(8,306)	$(21,010)	$(30,865)

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(25,317)	$(31,717)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,989	32,104
Provision for doubtful accounts	451	684
Cumulative effect of change in accounting principle	19,291	—
In-process research and development	470	—
Changes in operating assets and liabilities:
Accounts receivable	(8,397)	21,314
Inventories	(908)	7,056
Prepaid expenses and other assets	(1,713)	1,274
Accounts payable	2,088	(4,697)
Accrued expenses	15,562	(3,165)
Accrued income taxes	2,128	54
Deferred revenue	(2,110)	9,882

Net cash provided by operating activities	17,534	32,789

Cash flows from investing activities:
Purchases of property and equipment	(4,299)	(2,230)
Net cash paid on acquisitions	(13,257)	(2,289)
Proceeds from maturity of marketable securities	7,854	—
Purchases of marketable securities	(15,448)	(7,888)

Net cash used for investing activities	(25,150)	(12,407)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,472	3,512

Net cash provided by financing activities	11,472	3,512

Effects of exchange rate changes on cash and cash equivalents	988	(13)

Net increase in cash and cash equivalents	4,844	23,881
Cash and cash equivalents at beginning of period	80,575	47,751

Cash and cash equivalents at end of period	$85,419	$71,632

Supplemental disclosures of cash paid during the period for:
Interest	$8	$212

Income taxes	$1,789	$2,639

Non-cash transactions:
Common stock issued for acquisitions	$17,769	$10,915

See accompanying notes to unaudited condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements (unaudited)

1.    General

The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries (Pinnacle or the Company). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and in accordance with the instructions of Form 10-Q and Rule 10 of Regulation S-X. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include revenue recognition, accounts receivable, allowances for doubtful accounts and sales returns, inventory valuation and the valuation of goodwill and intangibles. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Revenue Recognition

Revenue from product sales is recognized upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. Installation and training revenue is deferred and recognized as these services are performed. Certain products include technical support and maintenance services for a period of one year. For products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide telephone support and bug fixes are accrued, as these costs are deemed insignificant.

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

The Company recognizes revenue from sales of software in accordance with SOP 97-2. Under SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. For systems sales that require significant customization and modification during installation to meet customer specifications, we apply the provisions of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact to the Company’s financial position, results of operations, or cash flows.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of this statement did not impact the Company’s financial position, results of operations or cash flows. The adoption of the disclosure requirements of this statement resulted in additional disclosures related to the Company’s customer indemnifications.

2.    Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Numerator: Net loss	$(626)	$(7,946)	$(25,317)	$(31,717)

Denominator:
Basic and diluted: weighted-average shares outstanding	62,453	57,597	60,660	56,244

Basic and diluted net loss per share	$(0.01)	$(0.14)	$(0.42)	$(0.56)

For the quarters ended March 31, 2003 and March 31, 2002, the Company excluded options to purchase 6.0 million and 7.4 million shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive. For the nine months ended March 31, 2003 and March 31, 2002, the Company excluded options to purchase 8.4 million and 9.5 million shares of common stock, respectively, from the diluted net loss per share computation as their inclusion would have been anti-dilutive.

The Company is contingently liable to issue up to 399,363 shares of common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. The Company’s obligation to issue these shares is contingent upon the final legal damages and costs assessed against the Company in the Athle-Tech litigation and the outcome of the Company’s claim for indemnification against certain of the former shareholders of Montage and DES for the Athle-Tech damages and costs. (See Note 7). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares outstanding.

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

The following is a summary of the Company’s operations by operating segment for the three months and nine months ended March 31, 2003 and 2002. Segment information for the three months and nine months ended March 31, 2002 has been restated to correspond with the Company’s reorganization of segments described above.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(In thousands)
Broadcast and Professional:
Revenues	$35,602	$31,282	$105,142	$86,850
Gross profit	20,881	18,092	61,602	44,422
Operating income (loss) before amortization of goodwill and other intangible assets	(1,121)	78	(8,877)	(8,021)
Amortization of goodwill	—	3,780	—	11,340
Amortization of other intangible assets	2,373	4,083	7,602	11,729
Operating loss	$(3,494)	$(7,785)	$(16,479)	$(31,090)

Business and Consumer:
Revenues	$53,064	$29,388	$136,599	$79,920
Gross profit	26,940	14,228	69,731	37,581
Operating income before amortization of goodwill and other intangible assets	5,423	1,386	16,041	3,293
Amortization of goodwill	—	723	—	2,170
Amortization of other intangible assets	1,958	572	3,479	1,749
Operating income (loss)	$3,465	$91	$12,562	$(626)

Combined:
Revenues	$88,666	$60,670	$241,741	$166,770
Gross profit	47,821	32,320	131,333	82,003
Operating income (loss) before amortization of goodwill and other intangible assets	4,302	1,464	7,164	(4,728)
Amortization of goodwill	—	4,503	—	13,510
Amortization of other intangible assets	4,331	4,655	11,081	13,478
Operating loss	$(29)	$(7,694)	$(3,917)	$(31,716)

The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company’s net sales. Foreign sales are reported based on the sale destination. The following table presents a summary of net sales by geographic region for three months and nine months ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net Sales by Geographic Region
United States	$37,680	$29,772	$101,018	$77,335
United Kingdom, Ireland	4,894	3,275	14,388	8,870
Germany	10,951	3,663	27,305	11,396
France	5,479	4,259	15,135	11,194
Spain, Italy, Benelux	7,607	4,326	21,091	12,294
Japan, China, Hong Kong, Singapore, Korea, Australia	9,010	6,173	24,427	17,561
Other foreign countries	13,045	9,202	38,377	28,120

Total	$88,666	$60,670	$241,741	$166,770

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

The Company performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of the Company’s reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of its goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of March 31, 2003, the Company had approximately $90.7 million of net goodwill and other intangible assets.

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

Step 1.    The Company compared the fair value of its reporting units to its carrying amount, including the existing goodwill and other intangible assets. Since the carrying amount of two of the Company’s reporting units in the Broadcast and Professional division exceeded its fair value, the comparison indicated that the reporting units’ goodwill was impaired.

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

A summary of changes in the Company’s goodwill during the nine months ended March 31, 2003 by business segment is as follows (in thousands):

Goodwill	Broadcast and Professional Division	Business and Consumer Division	Total
Net carrying amount as of June 30, 2002	$48,731	$7,061	$55,792
Goodwill previously classified as other intangibles	—	2,117	2,117
Goodwill acquired from VOB Computersysteme GmbH	—	6,495	6,495
Goodwill acquired from Steinberg Media Technologies AG	—	14,966	14,966
Goodwill impairment charge	(19,291)	—	(19,291)
Other goodwill adjustments	42	—	42

Net carrying amount as of March 31, 2003	$29,482	$30,639	$60,121

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of March 31, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$53,435	$(35,365)	$18,070
Trademarks and trade names	10,088	(7,560)	2,528
Customer-related intangibles	17,769	(7,878)	9,891
Assembled workforce	2,750	(2,684)	66
Other identifiable intangibles	3,857	(3,799)	58

Total	$87,899	$(57,286)	$30,613

	As of June 30, 2002
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net CarryingAmount
Core/developed technology	$39,691	$(27,927)	$11,764
Trademarks and trade names	8,798	(6,344)	2,454
Customer-related intangibles	8,336	(5,963)	2,373
Assembled workforce	2,750	(2,264)	486
Other identifiable intangibles	7,545	(5,278)	2,267

Total	$67,120	$(47,776)	$19,344

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Amortization Expense	2003	2002	2003	2002
Goodwill	$—	$4,503	$—	$13,510
Core/developed technology	2,839	2,996	7,438	8,640
Trademarks and trade names	426	523	1,216	1,520
Customer-related intangibles	924	633	1,915	1,815
Assembled workforce	129	221	419	663
Other identifiable intangibles	13	282	93	840

Total amortization	$4,331	$9,158	$11,081	$26,988

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortization Expense
For the Three-Month Period April 1, 2003 through June 30, 2003:
2003	$3,520

For the Fiscal Years Ending June 30,
2004	7,909
2005	6,581
2006	5,315
2007	4,893
Thereafter	2,395

Total estimated future amortization expense for other intangible assets	$30,613

The following table summarizes the effect on net loss that would have resulted if the provisions of SFAS No. 142 had been in effect for all periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss:
Net loss as reported	$(626)	$(7,946)	$(25,317)	$(31,717)
Add back: amortization of goodwill	—	4,503	—	13,510

Adjusted net loss	$(626)	$(3,443)	$(25,317)	$(18,207)

Net loss per share:
Basic as reported	$(0.01)	$(0.14)	$(0.42)	$(0.56)
Diluted as reported	$(0.01)	$(0.14)	$(0.42)	$(0.56)
Add back: amortization of goodwill	$—	$0.08	$—	$0.24
Adjusted basic net loss per share	$(0.01)	$(0.06)	$(0.42)	$(0.32)
Adjusted diluted net loss per share	$(0.01)	$(0.06)	$(0.42)	$(0.32)

Shares used to compute net loss per share:
Basic	62,453	57,597	60,660	56,244

Diluted	62,453	57,597	60,660	56,244

5.    Acquisitions

(a)    Steinberg Media Technologies AG

On January 3, 2003, the Company acquired Steinberg Media Technologies AG, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg has developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. The Company integrated Steinberg into its Business and Consumer division. The Company introduced its new Pinnacle-branded Steinberg audio products during the quarter ended March 31, 2003. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $15.0 million higher than the fair value of the identifiable acquired assets. The Company recorded this $15.0 million amount as goodwill as of March 31, 2003.

The purchase price was approximately $24.4 million, of which approximately $8.2 million was paid in cash and approximately $14.6 million represents the value of the 1,127,768 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common shares over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. In accordance with the Steinberg acquisition agreement, the Company also paid an aggregate $1.2 million to the former shareholders of Steinberg as an adjustment to the market price at which the Company’s common stock was issued relative to the market price at which they sold the stock. The calculation was determined by the difference between the average price at which each of the two former Steinberg shareholders sold the portion of their shares that were price protected, and the amount that these shareholders would have received if they had sold their price-protected shares at the price at which such shares were issued. The Company also incurred approximately $0.4 million in transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$4,711
Property and equipment	881
Identifiable intangible assets	23,900
Goodwill	14,966

Total assets acquired	44,458
Current liabilities assumed	(20,043)

Net assets acquired	$24,415

The identifiable intangible assets include developed core technology of $13.2 million, trademarks and trade names of $1.3 million, and customer-related intangibles of $8.9 million, and are being amortized over a five-year period. The Company also acquired in-process research and development of $0.5 million, which was subsequently expensed during the quarter ended March 31, 2003. The $15.0 million of goodwill was assigned to the Business and Consumer segment and has not been amortized, in accordance with the requirements of SFAS No. 142.

(b)    VOB Computersysteme GmbH

On October 1, 2002, the Company acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The results of VOB’s operations have been included in the Company’s consolidated financial statements since that date. The Company merged VOB into its Business and Consumer division. The Company has combined VOB’s writable CD and DVD technology with some of the Company’s existing technology. The Company introduced its new Instant products during the quarter ended March 31, 2003, which were developed and integrated from this VOB acquisition and technology. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $6.5 million higher than the fair value of the identifiable acquired assets. The Company recorded $6.3 million as goodwill during the quarter ended December 31, 2002 and an additional $0.2 million as goodwill during the quarter ended March 31, 2003.

The purchase price was approximately $7.5 million, of which approximately $4.0 million was paid in cash and approximately $3.2 million represents the value of the 308,593 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common shares over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. The Company also incurred approximately $0.3 million in transaction costs.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$514
Property and equipment	37
Identifiable intangible assets	1,037
Goodwill	6,495

Total assets acquired	8,083
Current liabilities assumed	(620)

Net assets acquired	$7,463

The identifiable intangible assets include developed core technology of $0.5 million and customer-related intangibles of $0.5 million, and are being amortized over a five-year period. The $6.5 million of goodwill was assigned to the Business and Consumer segment and has not been amortized, which is in accordance with the requirements of SFAS No. 142.

(c)    Pro Forma Financial Information for Acquisitions

The following pro forma financial information presents the results of operations for the three months and nine months ended March 31, 2003 and March 31, 2002, as if the acquisitions of Steinberg and VOB occurred at the beginning of the periods indicated. The pro forma financial information excludes charges for acquired in-process research and development. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2002 or of future operating results.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net sales	$88,666	$65,454	$252,727	$180,449
Net loss	$(626)	$(7,863)	$(25,066)	$(34,409)
Net loss per share:
Basic	$(0.01)	$(0.14)	$(0.41)	$(0.61)
Diluted	$(0.01)	$(0.14)	$(0.41)	$(0.61)

(d)    In-Process Research and Development

During the quarter ended March 31, 2003, the Company recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

6.    Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” during the quarter ended December 31, 2002. As required under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows (in thousands, except for earnings per share):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss, as reported	$(626)	$(7,946)	$(25,317)	$(31,717)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,813)	(2,104)	(14,119)	(8,013)

Pro forma net loss	$(5,439)	$(10,050)	$(39,436)	$(39,730)

Earnings per share:
Basic—as reported	$(0.01)	$(0.14)	$(0.42)	$(0.56)
Diluted—as reported	$(0.01)	$(0.14)	$(0.42)	$(0.56)

Basic—pro forma	$(0.09)	$(0.17)	$(0.65)	$(0.71)
Diluted—pro forma	$(0.09)	$(0.17)	$(0.65)	$(0.71)

7.    Commitments and Contingencies

Legal Actions

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al. , No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning the Company’s business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. After dismissal of several prior complaints on defendants’ motions, on March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants moved to dismiss. On November 18, 2002 the court issued an order dismissing the case with prejudice. The plaintiffs’ deadline for appealing this decision has expired.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that

Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003. The Company accrued $11.3 million during the quarter ended December 31, 2002 and $3.9 million during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003 for $16.8 million. The Company filed a notice of appeal in the case on May 1, 2003 and expects the appeals process to take approximately eighteen to twenty-four months. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim. The Company intends to seek indemnification from certain of the former shareholders of each of Montage and DES. Although the Company believes it is entitled to indemnification for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, there can be no assurance that the Company will recover all or a portion of these damages. The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

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

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: our organizational structure; the reasonableness of the estimates, judgments and assumptions we make with respect to our critical accounting policies; our evaluation of whether our goodwill and other intangible assets have been impaired and any resulting impairment charges; amortization of intangible assets with definite lives; the timing of our recognition of revenue for large system sales; the portion of our total net sales represented by our international sales; our disclosure of any material impact of the subsequent disposition of our written-down inventory on our gross margins; our investment in research and development and our allocation of significant resources to our engineering and product development locations worldwide; the sufficiency of our existing cash and cash equivalent balances and anticipated cash flow from operations; the impact of our adoption of EITF Issue No. 00-21 on our financial position, results of operations and cash flows; our assessment of the need to use financial instruments to hedge foreign currency exposure; our investment portfolio; our potential exposure to market and credit risk; our intention to seek indemnification from certain of the former shareholders of each of Montage and DES; our entitlement to indemnification for all or at least a portion of the damages assessed in the Athle-Tech Claim; and the adequacy of our legal defenses with respect to certain legal actions arising in the ordinary course of business.

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

On October 1, 2002, we acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. We merged VOB into our Business and Consumer division. We have combined VOB’s writable CD and DVD technology with some of our existing technology. We introduced our new Instant products during the quarter ended March 31, 2003, which were developed and integrated from this VOB acquisition and technology (See Note 5).

On January 3, 2003, we acquired Steinberg Media Technologies AG, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg has developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. We integrated Steinberg into our Business and Consumer division. We introduced our new Pinnacle-branded Steinberg audio products during the quarter ended March 31, 2003 (See Note 5).

BROADCAST AND PROFESSIONAL DIVISION

Our Broadcast and Professional division serves a wide range of customers with products that provide both point solutions and systems solutions. Our products are designed to meet the end-to-end production and distribution needs of live and recorded television broadcasting. We pioneered the blending of capabilities from formerly segmented broadcast functions to provide broadcasters with greater creative flexibility and enhanced value from their equipment investment. Today, many local, national and international broadcasters use our broadcast equipment for digital effects, content creation, news production, character generation, as well as storage, management and on-air play-out of video and graphic assets. Major global broadcast, satellite and cable networks utilize our broadcast servers to reliably deliver contents to their viewers. Our networked news solutions have been chosen as the backbone for some of the world’s most sophisticated news and information providers. The Broadcast and Professional division also develops and manufactures computer based non-linear editing and special effects systems for post-production facilities, broadcasters and independent producers working on advertising commercials and broadcast program promotions, documentaries and nature programming, and feature films. This division also develops and manufactures proprietary hardware and software for professional and collegiate sports teams in baseball, football, basketball, and hockey, that allow better play analysis and more effective coaching of players, both individually and as a team overall.

Live-to-Air Production Products

We sell a range of products designed to meet the creative challenges confronted by broadcasters. Each of these turnkey systems addresses a specific area within the broadcast operation: digital effects, character generation, video switching as well as asset storage, management and play out. We design each of our point products to interoperate with the others to increase the value of each product within the broadcast workflow. Furthermore, most of our products are designed to work on a network, enabling them to become part of complete solution packages with enhanced features and capabilities. Our products differ from the proprietary nature of traditional production equipment by using the same simplified file structures, high speed networking technologies, and interoperability found in the desktop PC industry. Material created on any of our live production products can be played back on any other.

Our live-to-air production products include Deko character generators (FXDeko II, Deko2200, Deko1000, Deko500, HD Deko500, PostDeko, DekoCast, DekoRocket, ClipDeko, and StillDeko), Digital Video Effects (DVE) systems (DVEXCEL and DVEXtremePlus), clip and still servers (Lightning1000, Thunder LT, and Thunder XL), and PDSi digital video switchers (PDS 6000i and PDS 9000i). These products compete with offerings from companies that include Chyron, Panasonic, Sony, Thomson Multimedia and others.

Deko Products.    Our Deko products are designed to provide high performance titling, real time effects and character generation for broadcast and on-air applications. Deko is a Windows based system that includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement, and multiple layers for text composition. The Deko product family supports a wide range of standard and international character fonts. The suggested list price for a Deko ranges from approximately $3,000 to $75,000, depending on the configuration.

DVE Products.    DVEXcel is our high performance 10 bit frame based, real time three-dimensional (3D) digital video effects system for broadcast and high-end post-production customers who seek to incorporate unique special effects into their programming. DVEXcel, a Windows based, multi-channel system, can simultaneously manipulate up to four channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other sophisticated visual effects. The suggested list price for a DVEXcel ranges from approximately $45,000 to $98,000, depending on the configuration.

PDSi Video Switcher Products.    Two versions of our PDSi family products are available: the 9000i which is a 36 digital input full function program video switcher system and the 6000i which is a 15 input full function video switcher system. Each system has integrated video effects and keyers for unique operational flexibility. The suggested list price for a PDSi family ranges from approximately $72,000 to $145,000, depending on the configuration.

Thunder Storage Products.    Our Thunder Storage products allow users to store, manage and playout clips and stills using a powerful graphical user interface. Models range from approximately $22,000 to $90,000, depending on the configuration.

Content Delivery Products

We develop and sell products and systems solutions used by broadcasters, corporations and other video professionals to cost-effectively acquire, edit, and deliver their video content on-air, over satellite, or over broadband IP networks. Using computer based networking, storage and encoding technologies these products enable customers to create a program once, at any location, and distribute it to many outlets in a variety of formats. We supply content delivery solutions that meet the needs of customers ranging in size from small web operations through large-scale international broadcast operations serving hundreds of channels.

MediaStream™ digital video servers record, store, retrieve and process digital video content for broadcast over conventional mediums. StreamFactory™ is a real-time web stream encoder that accepts professional video and audio inputs for encoding over an IP network. Palladium™ Store networked storage solutions are the cornerstone of Pinnacle’s video storage architecture. Pinnacle Distributed Broadcast Edge Servers (ES100, ER100 and DekoCast) are combined with Pinnacle VBase central site software to provide customized large-scale interconnected solutions addressing Content Distribution, Network Localization, and remote ad insertion applications for major networks.

MediaStream Server Products.    Our Media Stream digital video server is designed to record, store, retrieve, process and playout digital video content for broadcasters. Applications include commercial insertion, program acquisition and playout, store and forward, high-definition transmission, near-video-on-demand (NVOD), and network time delay. Reliability and serviceability continue to be primary design considerations. Single MediaStream servers can handle up to 16 channels of high quality MPEG-2 I/O, including simultaneous support for Standard and High Definition video on the same timeline. With Pinnacle’s FreeHD™ architecture, High Definition video playout capability is standard, easing the migration path to digital transmission for existing broadcasters. Networked configurations based on the MediaStream 900 make up the majority of business, underscoring the value associated with shared, networked content. Redundant arrays of independent disks, or RAID, and optional disk expansion chassis can be used to expand capability to over 3000 hours of online video storage. MediaStream Servers are engineered for extreme reliability and have been successfully installed in hundreds of leading broadcast facilities worldwide operating 24 hours per day, 7 days per week. The suggested list prices start at less than approximately $30,000 but can run as high as a few million dollars for large systems.

StreamFactory Products.    Our StreamFactory product is a real-time web stream encoder that accepts professional video and audio inputs. StreamFactory enables output at a variety of data rates in Microsoft Windows Media, RealNetworks SureStream, QuickTime, and now MPEG-4 Packet Video formats. Designed to be a rack-mounted infrastructure appliance, StreamFactory can be configured and managed remotely, either across a LAN, or across the Internet. In conjunction with a video tape recorder, video router, satellite downlink, or other audiovisual source, StreamFactory can convert professional quality programming content to popular streaming formats in real-time. Applications range from corporate training and distance learning, to remote surveillance, to wireless streaming using MPEG-4. Suggested list prices for StreamFactory range from approximately $14,995 to $18,995 depending on system configuration.

Palladium Store Products.    The Palladium Store series of networked storage systems complement Pinnacle’s growing line of networked video servers, editing, news, and sports applications. Designed for scalability and fault-tolerance, these purpose-built storage and file systems enable Pinnacle to provide completely integrated, tested, and certified video workflow solutions for collaborative editing, and play to air applications. Applications such as Palladium Exchange and Palladium Works enable multi-format file interchange between Pinnacle and third-party products, as well as providing system wide monitoring using SNMP. Suggested list prices for Palladium Store solutions range from the low $20,000 range to several million dollars for massive networked storage systems with mirroring.

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

We offer three content creation product families. Our Pinnacle Liquid family (Liquid blue, silver, purple and purple field) provides customers with a range of video format support and capability using a full-featured editing application. CinéWave is an extensible Apple Macintosh-based solution that combines our video processing hardware with a package of software tools including Commotion Pro and CinéAcquire from Pinnacle and Final Cut Pro from Apple. CinéWave is unique in the industry in its easy upgrade ability from standard definition to high definition simply by adding optional hardware attachments. Our TARGA 3000, available for retail and as part of OEM solutions, is high bandwidth video processing hardware designed to power third-party professional video and audio editing solutions. Retail list price is approximately $6,595. These products primarily compete with offerings from Avid, Media 100, Sony, Quantel, Matrox and Leitch.

Pinnacle Liquid Products.    Our Pinnacle Liquid brand is comprised of non-linear editing and post-production solutions based on proprietary Pinnacle hardware and software running on Windows platforms. Liquid blue delivers complete native support for every standard definition video format—that means no more transcoding and no more degradation by recompression. Liquid blue products are sold as turnkey systems designed for seamless integration within existing broadcast and post production facilities. Liquid blue supports a variety of networked editing topologies from simple file transfer networks to large storage area networks (SAN). Liquid silver, sold as a bundle of Pinnacle proprietary hardware and software, is designed for long-form or corporate editing needs using compressed as well as even higher quality uncompressed formats. Liquid silver also offers direct MPEG-2 and integrated export and DVD burning, making this the ideal solution for DVD authoring. Liquid purple is a complete DV editing solution for the Windows platform. Based on the Pinnacle Liquid editing software, it has powerful logging tools, color correction, 2D and 3D effects and is network ready. Prices start at approximately $2,995 for Liquid purple, $19,995 for Liquid silver, and $49,995 for Liquid blue as a full turnkey system including computer and a modest amount of storage.

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

News Production Products

Pinnacle Vortex is an integrated digital networked news solution specifically designed to enable the conversion of television news production from traditional tape-based editing and segmented production functions performed by specialists to non-linear server based editing and finishing. It combines many of our key strengths in video processing, storage, management, editing and delivery into an integrated and efficient solution for meeting the end-to-end requirements of broadcast news operations. Vortex is designed to support scaleable operations, sophisticated programming, and the productivity needed to control costs. Vortex makes it possible for multiple editors, graphics designers, directors, producers and journalists to access shared video assets simultaneously over both high-speed production networks and common LAN or Internet connections. Vortex systems include proprietary Pinnacle software, hardware and storage sub-systems combined with high performance IT components using standard networking interfaces. This makes Vortex a superior solution for broadcast news originators—both local and national—that require solutions to help them be the first to air with breaking news while still delivering sophisticated on-air looks that differentiate their channel from competitors. Vortex is highly scalable and is configurable to address the modest needs of local broadcasters as well as the constant demands of 24-hour global broadcast news operations. Vortex system prices can range from approximately $100,000 to millions of dollars, depending on configuration.

Sports Analysis Products

Pinnacle’s Team Sports products are designed for use by professional and collegiate sports teams to capture, edit and view video from team sports events including football, basketball, baseball and hockey. Team Sports products can be used as stand alone products or networked together to give the coaching staff access to current and historic video footage of games, practice events and training. Networked Sports products allow users to access and view videos from anywhere on the net. The suggested list prices range from approximately $25,000 to one million dollars for a large networked system.

BUSINESS AND CONSUMER DIVISION

On July 1, 2002, we renamed the Business and Consumer division from its prior name, the Personal Web Video division, but did not change the structure or operations of this division.

Our Business and Consumer division develops and markets products which are aimed at the consumer and semi professional and business markets, and allow users to edit video to create professional-looking home movies, corporate presentations, wedding videos, audio productions and other productions using a standard personal computer and camcorder. Products targeted at the prosumer market fall into two categories: those based on Adobe’s Premiere video editing software, and those based on our Edition video editing software.

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

Edition Products.    Edition is a video editing software program for prosumers, which runs on standard Microsoft Windows-based personal computers. The Business and Consumer division sells Edition software as a software-only product bundled with its Commotion, Impression DVD-Pro, TitleDeko, Hollywood FX and Alphamagic software. We also sell Edition bundled with a video input/output cards developed by Pinnacle (Edition DV500). Edition software competes with products such as Adobe Premiere, Avid Xpress and Apple Final Cut Pro. The suggested retail price for Edition in the U.S. is $699 and for Edition DV500 is $799.

TV Receiver Products.    PCTV products allow users to view television programming on their computer monitor. The television program can be viewed alone or while the user is working on the computer or surfing the Internet. The suggested list price for PCTV in the U.S. ranges from approximately $69 to $199.

Premiere-Based Products.    We sell a variety of products based on Adobe Premiere video editing software. All of these products are hardware/software combinations and all are targeted for use with Microsoft Windows-based personal computers. We add both hardware and software to Adobe’s Premiere software to create a complete solution for end users. Our added hardware supports video input/output and serves as an accelerator for real-time video effects capabilities in conjunction with Premiere software. Premiere-based products include DV500 DVD, Pro-ONE and Pro-ONE RTDV.

Instant Products.    With our acquisition of VOB Computersysteme GmbH, we added another set of digital tools to our portfolio. Our InstantCD/DVD is a suite of software tools that lets you create and copy any non-encrypted video, audio, photo and data disc quickly and easily. For consumers interested in creating CDs and DVDs of audio, video, photos and data, our InstantCD/DVD provides the most comprehensive set of tools available today to create virtually any disc format quickly and easily. InstantCD/DVD is very easy to use with award-winning Pinnacle interface style and delivers an incredible range of capabilities—including: InstantWrite, InstantCopy, InstantBackup, InstantDisc, InstantMusic, InstantDrive and Pinnacle Expression. Statistics and research states that DVD burner sales are expected to be 35 million units by 2005, and CD burner sales are expected to be 120 million units by 2005. With the Instant Family of products, Pinnacle is well equipped to go after this very large market. The suggested retail price for InstantCD/DVD (complete suite) in the U.S. is approximately $99. The suggested retail price for InstantCOPY in the U.S. is approximately $49.

Steinberg Audio Products.    Our Steinberg audio products include a number of computer-based music production tools for both the consumer and professional audio market. Our Steinberg products address three market segments: the creative tools market for home PC users, the music instrument market for music professionals, and the high-end audio market for professional recording studios.

There are two major product lines in the Creative Tool market that cater to home PC users. One is called Clean the other is called MyMP3. Clean is a software solution that eliminates hiss and crackle noises from LPs, cassettes etc. The suggested list price in U.S. ranges from approximately $19 to $79. MyMP3 is software that allows users to listen to, convert, organize and the burn music onto CDs. It also allows users to upload play lists to external hardware players or download music from the Internet, and play and record Internet radio at the same time. The suggested list price for these products in the U.S. ranges from approximately $19 to $59.

Our Steinberg music instrument products are designed for professional musicians, semi-professional musicians, home studios and music schools. There are four different product lines: Cubase, Cubasis, Wavelab, and VST Instruments: Cubase is a virtual studio system which offers sequencing, recording and processing, recording and processing tools for musicians, producers and studios and has a suggested list price in the U.S. from $250 to $550. Cubasis is a lower version of Cubase with a suggested retail price in the U.S. of approximately $100. Wavelab is a software solution for sound engineers and mastering studios which need precision editing and intuitive handling for audio processing on PCs. Wavelab also provides comprehensive CD burning capabilities, real-time audio file analysis, and batch processing and has a suggested list price in the U.S. from approximately $250 to $550. VST Instruments stands for Virtual Studio Technology. It is a plug-in developed for third party support products with a suggested list price in the U.S. ranging from approximately $150 to $350.

Our Pro Audio product, Nuendo, is designed for professional recording studios, postproduction studios and broadcasting studios. It is a digital Audio workstation for professionals who require high audio quality and surround mixing for recording and post-production. The suggested list price for these products in the U.S. ranges from approximately $1299 to $1999.

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

For many of our transactions, we apply the provisions of SEC Staff Accounting Bulletin 101 “Revenue Recognition in Financial Statements.” However, revenues from sales of software are recognized in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended and interpreted. For systems sales that require significant customization and modification during installation to meet customer specifications, we apply the provisions of AICPA Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

(3) The fee is fixed or determinable and (4) collectibility is reasonably assured.    At the time of a transaction, we assess whether the sale amount is fixed or determinable and whether collection is reasonably assured. We assess collection based on a number of factors, including past transaction history with the customer and its creditworthiness. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue upon receipt of cash.

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

We must make significant judgments and estimates in connection with establishing the sales returns in any accounting period and the uncollectibility of our accounts receivables. Material differences may result in the amount and timing of our revenue or bad debt expense for any period if we were to make different judgments or apply different estimates.

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

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of March 31, 2003, we had approximately $90.7 million of net goodwill and other intangible assets.

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

Step 1.    We compared the fair value of our reporting units to their carrying amount, including the existing goodwill and other intangible assets. Since the carrying amount of two of our reporting units in the Broadcast and Professional division exceeded its fair value, the comparison indicated that our reporting units’ goodwill was impaired.

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

RESULTS OF OPERATIONS

Net Sales

Overall net sales increased 46.1% to $88.7 million in the quarter ended March 31, 2003 from $60.7 million in the quarter ended March 31, 2002. Overall net sales increased 45.0% to $241.7 million in the nine months ended March 31, 2003 from $166.8 million in the nine months ended March 31, 2002. This overall net sales increase was primarily due to increased sales of our existing and new versions of our Studio, TV receiver, and Edition products, the addition of product lines acquired from Steinberg Media Technologies AG and VOB Computersysteme GmbH, several installations of our Vortex News systems, and increased sales of our servers. Net sales increased in the quarter and nine months ended March 31, 2003, compared to the quarter and nine months ended March 31, 2002, in both the Broadcast and Professional and the Business and Consumer divisions.

The following is a summary of net sales by division (in thousands):

Three Months Ended March 31:
	2003	% of net sales	2002	% of net sales	% Change
Net Sales by Division
Broadcast and Professional	$35,602	40.2%	$31,282	51.6%	13.8%
Business and Consumer	53,064	59.8%	29,388	48.4%	80.6%

Total	$88,666	100.0%	$60,670	100.0%	46.1%

Nine Months Ended March 31:
	2003	% of net sales	2002	% of net sales	% Change
Net Sales by Division
Broadcast and Professional	$105,142	43.5%	$86,850	52.1%	21.1%
Business and Consumer	136,599	56.5%	79,920	47.9%	70.9%

Total	$241,741	100.0%	$166,770	100.0%	45.0%

In the quarter ended March 31, 2003, the Broadcast and Professional division represented 40.2% of our total sales, while the Business and Consumer division represented 59.8% of our total sales in the same period. In the quarter ended March 31, 2002, the Broadcast and Professional division represented 51.6% of our total sales, while the Business and Consumer division represented 48.4% of our total sales in the same period.

In the nine months ended March 31, 2003, the Broadcast and Professional division represented 43.5% of our total sales, while the Business and Consumer division represented 56.5% of our total sales in the same period. In the nine months ended March 31, 2002, the Broadcast and Professional division represented 52.1% of our total sales, while the Business and Consumer division represented 47.9% of our total sales in the same period.

Broadcast and Professional sales increased 13.8% to $35.6 million in the quarter ended March 31, 2003 from $31.3 million in the quarter ended March 31, 2002. This increase was primarily due to several installations of our Vortex News systems and increased sales of our servers. This increase was partially offset by decreased sales of our content creation products. Broadcast and Professional sales increased 21.1% to $105.1 million in the nine months ended March 31, 2003 from $86.9 million in the nine months ended March 31, 2002. This increase was primarily due to several installations of our Vortex News systems, increased sales of our servers, the addition of our editing products from product lines acquired from FAST Multimedia in October 2001, and increased sales of our team sports systems. These increases were slightly offset by a decrease in our content creation products.

Business and Consumer sales increased 80.6% to $53.1 million in the quarter ended March 31, 2003 from $29.4 million in the quarter ended March 31, 2002. This increase was primarily due to the addition of product lines acquired from Steinberg Media Technologies AG and VOB Computersysteme GmbH, which includes our Instant product line, and increased sales of our existing and new versions of our Studio and TV receiver products. Business and Consumer sales increased 70.9% to $136.6 million in the nine months ended March 31, 2003 from $79.9 million in the nine months ended March 31, 2002. This increase was primarily due to increased sales of our existing and new versions of our Studio, TV receiver, and Edition products, the addition of product lines acquired from Steinberg Media Technologies AG and VOB Computersysteme GmbH, which includes our Instant product line.

Deferred revenue decreased to $11.4 million as of March 31, 2003 from $11.5 million as of June 30, 2002. Deferred revenue decreased due to the recognition of several large system sales, in our Broadcast and Professional division, since installation was completed and customer acceptance was received. This decrease was mostly offset by an increase in extended support and maintenance contracts.

The following is a summary of net sales by region (in thousands):

Three Months Ended March 31:
	2003	% of net sales	2002	% of net sales	% Change
Net Sales by Region
North America	$38,370	43.3%	$30,325	50.0%	26.5%
International	50,296	56.7%	30,345	50.0%	65.7%

Total	$88,666	100.0%	$60,670	100.0%	46.1%

Nine Months Ended March 31:
	2003	% of net sales	2002	% of net sales	% Change
Net Sales by Region
North America	$103,825	42.9%	$83,433	50.0%	24.4%
International	137,916	57.1%	83,337	50.0%	65.5%

Total	$241,741	100.0%	$166,770	100.0%	45.0%

For the quarters ended March 31, 2003 and March 31, 2002, international sales (sales outside of North America) represented 56.7% and 50.0% of our net sales, respectively, while North America sales represented 43.3% and 50.0% of our net sales, respectively. For the nine months ended March 31, 2003 and March 31, 2002, international sales (sales outside of North America) represented 57.1% and 50.0% of our net sales, respectively, while North America sales represented 42.9% and 50.0% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

International sales increased 65.7% to $50.3 million in the quarter ended March 31, 2003 from $30.4 million in the quarter ended March 31, 2002. International sales increased 65.5% to $137.9 million in the nine months ended March 31, 2003 from $83.3 million in the nine months ended March 31, 2002. International sales increased primarily due to strong international retail sales, increased sales of our existing and new versions of products in our Business and Consumer division, and the addition of product lines acquired from Steinberg Media Technologies AG and VOB Computersysteme GmbH.

North America sales increased 26.5% to $38.4 million in the quarter ended March 31, 2003 from $30.3 million in the quarter ended March 31, 2002. North America sales increased 24.4% to $103.8 million in the nine months ended March 31, 2003 from $83.5 million in the nine months ended March 31, 2002. North America sales increased primarily due to increased sales of our existing and new versions of products in our Business and Consumer division, the addition of product lines acquired from Steinberg Media Technologies AG and VOB Computersysteme GmbH, and the installations of our Vortex News systems in our Broadcast and Professional division.

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

The following is a summary of gross margins by division (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Gross Margins by Division
Broadcast and Professional	58.7%	57.8%	58.6%	51.1%
Business and Consumer	50.8%	48.4%	51.0%	47.0%
Total blended gross margins	53.9%	53.3%	54.3%	49.2%

Our total gross margins as a percentage of net sales increased to 53.9% in the quarter ended March 31, 2003 from 53.3% in the quarter ended March 31, 2002. Our total gross margins as a percentage of net sales increased to 54.3% in the nine months ended March 31, 2003 from 49.2% in the nine months ended March 31, 2002. Gross margins for the nine months ended March 31, 2002, include a $2.3 million inventory charge, which we recorded in the quarter ended September 30, 2001. As discussed in the Restructuring section, below, we completed our reorganization in the first quarter of fiscal 2002.

The increase in our overall gross margins for the quarter and nine months ended March 31, 2003 compared to the quarter and nine months ended March 31, 2002 was due to increased gross margins in both the Business and Consumer division and the Broadcast and Professional division.

Broadcast and Professional gross margins increased to 58.7% from 57.8% in the quarters ended March 31, 2003 and March 31, 2002, respectively. Broadcast and Professional gross margins increased to 58.6% from 51.1% in the nine months ended March 31, 2003 and March 31, 2002, respectively. Broadcast and Professional gross margins for the nine months ended March 31, 2002 include a $2.3 million inventory charge, which we recorded in the quarter ended September 30, 2001. The increase in Broadcast and Professional gross margins was primarily due to lower material costs and a decrease in manufacturing overhead costs, as a percentage of sales, because of more efficient operations. The increase was also attributable to higher support sales, which generated higher margins.

Business and Consumer gross margins increased to 50.8% from 48.4% in the quarters ended March 31, 2003 and March 31, 2002, respectively. Business and Consumer gross margins increased to 51.0% from 47.0% in the nine months ended March 31, 2003 and March 31, 2002, respectively. The increase in Business and Consumer gross margins was primarily due to a more favorable mix of higher margins from the sale of our Studio Version 8 and Edition software products, and higher margins from the addition of product lines acquired from Steinberg Media Technologies AG and VOB Computersysteme GmbH.

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

Included in the cost of sales for the quarter ended September 30, 2001 was a $2.3 million inventory charge related to the write-down of products used in our Vortex News systems, which are included in our Broadcast and Professional division. This $2.3 million inventory charge was recorded in the quarter ended September 30, 2001, and resulted from upgrading our TARGA 2000 product with our TARGA 3000 product (a component of our Vortex News systems), which is included in our Broadcast and Professional division. As a result, we recorded a $2.3 million inventory charge to write down inventory related to the TARGA 2000. As of March 31, 2003, this $2.3 million of written-down inventory was not yet scrapped or sold. We intend to disclose any material impact of the subsequent disposition of this written-down inventory on our gross margins.

Operating Expenses

Operating expenses include engineering and product development expenses, sales and marketing expenses, general and administrative expenses, amortization of goodwill prior to July 1, 2002, and amortization of other intangible assets.

Operating expenses increased 19.6% to $47.9 million in the quarter ended March 31, 2003 from $40.0 million in the quarter ended March 31, 2002. Operating expenses increased 18.9% to $135.3 million in the nine months ended March 31, 2003 from $113.7 million in the nine months ended March 31, 2002.

As a percentage of net sales, operating expenses decreased to 54.0% in the quarter ended March 31, 2003 from 66.0% in the quarter ended March 31, 2002. As a percentage of net sales, operating expenses decreased to 55.9% in the nine months ended March 31, 2003 from 68.2% in the nine months ended March 31, 2002.

For further detail, see the sections below entitled Engineering and Product Development, Sales and Marketing, General and Administrative, Amortization of Goodwill, Amortization of Other Intangible Assets, Legal Judgment, and In-Process Research and Development.

The following tables presents certain information regarding our operating expenses during the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002	% Change
Engineering and product development	$9,722	$8,123	19.7%
Percentage of net sales	11.0%	13.4%

Sales and marketing	$24,679	$19,523	26.4%
Percentage of net sales	27.8%	32.2%

General and administrative	$4,787	$3,210	49.1%
Percentage of net sales	5.4%	5.3%

Amortization of goodwill	$—	$4,503	(100.0)%
Percentage of net sales	—%	7.4%

Amortization of other intangibles assets	$4,331	$4,655	(7.0)%
Percentage of net sales	4.9%	7.7%

Legal judgment	$3,861	$—	100.0%
Percentage of net sales	4.4%	—%

In-process research and development	$470	$—	100.0%
Percentage of net sales	0.5%	—%

Total operating expenses	$47,850	$40,014	19.6%
Percentage of net sales	54.0%	66.0%

Net sales	$88,666	$60,670	46.1%

	Nine Months Ended March 31,
	2003	2002	% Change
Engineering and product development	$27,269	$22,885	19.2%
Percentage of net sales	11.3%	13.7%

Sales and marketing	$66,878	$52,292	27.9%
Percentage of net sales	27.7%	31.4%

General and administrative	$14,391	$11,554	24.6%
Percentage of net sales	6.0%	6.9%

Amortization of goodwill	$—	$13,510	(100.0)%
Percentage of net sales	—%	8.1%

Amortization of other intangibles assets	$11,081	$13,478	(17.8)%
Percentage of net sales	4.6%	8.1%

Legal judgment	$15,161	$—	100.0%
Percentage of net sales	6.3%	—%

In-process research and development	$470	$—	100.0%
Percentage of net sales	0.2%	—%

Total operating expenses	$135,250	$113,719	18.9%
Percentage of net sales	55.9%	68.2%

Net sales	$241,741	$166,770	45.0%

Engineering and Product Development

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses increased 19.7% to $9.7 million in the quarter ended March 31, 2003 from $8.1 million in the quarter ended March 31, 2002. Engineering and product development expenses increased 19.2% to $27.3 million in the nine months ended March 31, 2003 from $22.9 million in the nine months ended March 31, 2002. This increase during the quarter and nine months ended March 31, 2003 compared to the quarter and nine months ended March 31, 2002 was primarily due to increased engineering and product development personnel and the acquisition of Steinberg Media Technologies AG in January 2003 and VOB Computersysteme GmbH in October 2002. We believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world.

As a percentage of net sales, engineering and product development expenses decreased to 11.0% in the quarter ended March 31, 2003 from 13.4% in the quarter ended March 31, 2002. As a percentage of net sales, engineering and product development expenses decreased to 11.3% in the nine months ended March 31, 2003 from 13.7% in the nine months ended March 31, 2002. The decrease in engineering and product development expenses, as a percentage of net sales, was primarily due to a growth in net sales without a corresponding increase in engineering and product development expenses as a result of tight expense controls.

Sales and Marketing

Sales and marketing expenses include compensation and benefits for sales and marketing personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

Sales and marketing expenses increased 26.4% to $24.7 million in the quarter ended March 31, 2003 from $19.5 million in the quarter ended March 31, 2002. Sales and marketing expenses increased 27.9% to $66.9 million in the nine months ended March 31, 2003 from $52.3 million in the nine months ended March 31, 2002. The increase was primarily due to increased personnel, the expansion of our sales operations into broader markets, higher marketing costs associated with the launch of our new products, and the acquisition of Steinberg Media Technologies AG in January 2003.

As a percentage of net sales, sales and marketing expenditures decreased to 27.8% in the quarter ended March 31, 2003 from 32.2% in the quarter ended March 31, 2002. As a percentage of net sales, sales and marketing expenditures decreased to 27.7% in the nine months ended March 31, 2003 from 31.4% in the nine months ended March 31, 2002. The decrease in sales and marketing expenses, as a percentage of net sales, was primarily due to sales increasing at a faster rate than the corresponding sales and marketing expenses, since some portion of our sales and marketing expenses are relatively fixed and not variable with changes in sales.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, IT infrastructure costs, bad debt expense, and other corporate administrative expenses.

General and administrative expenses increased 49.1% to $4.8 million in the quarter ended March 31, 2003 from $3.2 million in the quarter ended March 31, 2002. General and administrative expenses increased 24.6% to $14.4 million in the nine months ended March 31, 2003 from $11.6 million in the nine months ended March 31, 2002. This increase in general and administrative expenses was primarily due to higher legal fees, increased personnel costs, and higher insurance costs during the quarter and nine months ended March 31, 2003 compared to the quarter and nine months ended March 31, 2002.

As a percentage of net sales, general and administrative expenses were relatively constant at 5.4% in the quarter ended March 31, 2003 compared to 5.3% in the quarter ended March 31, 2002. As a percentage of net sales, general and administrative expenses decreased to 6.0% in the nine months ended March 31, 2003 from 6.9% in the nine months ended March 31, 2002. This decrease in general and administrative expenses as a percentage of net sales was due to an increase in sales without a corresponding increase in general and administrative expenses, due to improved efficiencies in managing our general and administrative expenses. As discussed in the Restructuring section, above, we completed our reorganization in the first quarter of fiscal 2002.

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

The amortization of goodwill decreased to zero in the quarter ended March 31, 2003 from $4.5 million in the quarter ended March 31, 2002. The amortization of goodwill decreased to zero in the nine months ended March 31, 2003 from $13.5 million in the nine months ended March 31, 2002. This decrease was the result of our adoption of SFAS No. 142 on July 1, 2002, which required the discontinuance of goodwill amortization.

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statements of operations. As of March 31, 2003, we had approximately $90.7 million of net goodwill and other intangible assets.

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

Step 1.    We compared the fair value of our reporting units to their carrying amount, including the existing goodwill and other intangible assets. Since the carrying amount of two of our reporting units in the Broadcast and Professional division exceeded its fair value, the comparison indicated that our reporting units’ goodwill was impaired.

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

The amortization of our intangible assets decreased 7.0% to $4.3 million in the quarter ended March 31, 2003 from $4.7 million in the quarter ended March 31, 2002. This decrease in amortization was primarily due to several intangible assets that became fully amortized during the quarter ended September 30, 2002, which was partially offset by an increase in intangible amortization resulting from the acquisition of Steinberg Media Technologies AG in January 2003 and the acquisition of VOB Computersysteme GmbH in October 2002.

The amortization of our intangible assets decreased 17.8% to $11.1 million in the nine months ended March 31, 2003 from $13.4 million in the nine months ended March 31, 2002. This decrease in amortization was primarily due to several intangible assets that became fully amortized during the quarter ended September 30, 2002, which was partially offset by an increase in intangible amortization resulting from the acquisition of Steinberg Media Technologies AG in January 2003, the acquisition of VOB Computersysteme GmbH in October 2002, and from the technology and products that we acquired from FAST Multimedia in October 2001.

Legal Judgment

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated (Athle-Tech) v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle was filed (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we have accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a Letter of Credit through one of our financial institutions on April 11, 2003 for $16.8 million.

In-Process Research and Development

During the quarter ended March 31, 2003, we recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg Media Technologies AG. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

Interest and Other Income, net

Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper, and foreign currency transaction losses. Interest income decreased approximately 61.5% to $0.2 million in the quarter ended March 31, 2003 from $0.5 million in the quarter ended March 31, 2002. Interest income decreased approximately 35.6% to $0.7 million in the nine months ended March 31, 2003 from $1.2 million in the nine months ended March 31, 2002. This decrease in interest and other income was primarily due to foreign currency transaction losses, resulting from a weaker U.S. dollar compared to the EURO currency, and lower interest rate yields earned on investments.

Income Tax Expense

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $0.8 million and $0.8 million for the quarters ended March 31, 2003 and 2002, respectively, primarily relating to income from our international subsidiaries. We recorded a provision for income taxes of $2.9 million and $1.2 million for the nine months ended March 31, 2003 and 2002, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2002 and March 31, 2003, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $4.8 million during the nine months ended March 31, 2003, compared to an increase of $23.9 million during the nine months ended March 31, 2002. Cash and cash equivalents were $85.4 million as of March 31, 2003 compared to $80.6 million as of June 30, 2002. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances, as well as anticipated cash flow from operations, will be sufficient to support our current operations and growth for the foreseeable future.

	Nine Months Ended March 31,
	2003	2002
	(In thousands)
Cash provided by operating activities	$17,534	$32,789
Cash used for investing activities	$(25,150)	$(12,407)
Cash provided by financing activities	$11,472	$3,512

Operating Activities

Our operating activities generated cash of $17.5 million during the nine months ended March 31, 2003, compared to generating cash of $32.8 million during the nine months ended March 31, 2002.

Cash generated from operations of $17.5 million during the nine months ended March 31, 2003 was primarily attributable to the Company generating net income excluding non-cash items such as depreciation, amortization, provision for doubtful accounts, in-process research and development, and the cumulative effect of change in accounting principle related to the goodwill impairment that resulted from our adoption of SFAS No. 142 on July 1, 2002. Also contributing to this generated cash from operations was a significant increase in accrued expenses, in addition to an increase in accounts payable, which was partially offset by increases in accounts receivables, inventories, and prepaid expenses. The significant increase in accrued expenses was primarily attributable to the accrual of the Athle-Tech legal judgment (See Legal Judgment section, above). Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, rapidly changing technology, customer requirements and change in demand. As discussed in the Cumulative Effect of Change in Accounting Principle section, above, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of goodwill. As discussed in the In-Process Research and Development section, above, we recorded in-process research and development costs of $0.5 million, related to the acquisition of Steinberg Media Technologies AG, during the quarter ended March 31, 2003.

Cash generated from operations of $32.8 million during the nine months ended March 31, 2002 was attributable to a significant decrease in accounts receivable and an increase in deferred revenues, which were partially offset by decreases in accounts payable and accrued expenses. As a result, we maintained positive cash flows from operations for the nine months ended March 31, 2002, despite incurring net losses of $31.7 million. The significant decrease in our accounts receivable was the result of more linear sales and more aggressive cash management and collections. The increase in our deferred revenues was the result of some advanced payments on several large system sales, which we recorded as deferred revenue.

Investing Activities

Our investing activities consumed cash of $25.2 million during the nine months ended March 31, 2003 compared to consuming cash of $12.4 million during the nine months ended March 31, 2002.

Cash consumed by investing activities of $25.2 million during the nine months ended March 31, 2003 was primarily due to the purchase of marketable securities and the cash payments for the acquisitions of Steinberg Media Technologies AG in January 2003 and VOB Computersysteme GmbH in October 2002, which were partially offset by the proceeds from the maturity of marketable securities. Cash was also consumed for the purchase of property and equipment.

Cash consumed by investing activities of $12.4 million during the nine months ended March 31, 2002 was due to the purchase of marketable securities, a cash payment for the acquired technology and products from FAST Multimedia in October 2001, and the purchase of property and equipment.

Financing Activities

Our financing activities generated cash of $11.5 million during the nine months ended March 31, 2003 compared to generating cash of $3.5 million during the nine months ended March 31, 2002.

Cash generated from financing activities of $11.5 million during the nine months ended March 31, 2003 was due to the exercise of employee stock options and the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP.

Cash generated from financing activities of $3.5 million during the nine months ended March 31, 2002 was due to the exercise of employee stock options and the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Three-Month Period April 1, 2003 through June 30, 2003:
2003	$1,330

For the Fiscal Years Ending June 30,
2004	4,549
2005	2,962
2006	2,493
2007	1,846
Thereafter	3,977

Total Operating Lease Obligations	$17,157

The operating lease obligation remaining for the current fiscal year 2003 represents only a three-month period from April 1, 2003 through June 30, 2003. The operating lease obligation disclosure, above, represents a four-year and three-month period from April 1, 2003 through June 30, 2007 and any lease obligations thereafter.

On January 3, 2003, we acquired Steinberg Media Technologies AG, a company based in Hamburg, Germany. As a result of this acquisition, we assumed capital lease obligations for office equipment including copy machines and telephone systems. As of March 31, 2003, our total capital lease obligation was $0.2 million, which was long-term in nature.

Customer Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of March 31, 2003, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.

Other Contractual Obligations

Our contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, we do not have any other long-term obligations, or contractual cash obligations.

The most significant contractual financial obligations we have, other than specific balance sheet liabilities and facility leases, are the purchase order (PO’s) commitments we place with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture our products for sale. We place PO’s with our vendors on an ongoing basis based on our internal sales forecasts. The amount of outstanding PO’s can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of March 31, 2003, the amount of outstanding PO’s was approximately $22.0 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these PO’s are firm commitments that cannot be canceled, though some PO’s can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We have applied SFAS No. 146 to any exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact to our financial position, results of operations, or cash flows.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of this statement did not impact our financial position, results of operations or cash flows. The adoption of the disclosure requirements of this statement resulted in additional disclosures related to our customer indemnifications. (See the section above, entitled Customer Indemnification, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section).

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

As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. Although our sales increased in the first, second and third quarters of fiscal 2003 from the first, second, third and fourth quarters of fiscal 2002, our revenue growth and profitability depend primarily on the overall demand for our products. If demand for these products decreases due to ongoing economic uncertainty, this may result in decreased revenues, earnings levels or growth rates. If United States or international economic conditions worsen, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

Our revenues, particularly in the Broadcast and Professional Division, are becoming increasingly dependent on large broadcast system sales to a few significant customers. Consequently, our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant broadcast customers terminate their relationship or contracts with us, modify their requirements, which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

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

We incurred losses in fiscal 2002, and the first, second and third quarters of fiscal 2003. We may generate losses throughout the remainder fiscal 2003.

In fiscal 2002, we recorded net losses of approximately $40.1 million. In the first quarter of fiscal 2003, we recorded a net loss of approximately $17.9 million, which includes acquisition-related amortization charges and the cumulative effect of a change in accounting principle related to goodwill. In the second quarter of fiscal 2003, we recorded a net loss of approximately $6.8 million, which includes acquisition-related amortization charges and a legal judgment. In the third quarter of fiscal 2003, we recorded a net loss of approximately $0.6 million, which includes acquisition-related amortization charges, a legal judgment, and in-process research and development expenses.

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

In connection with our adoption of SFAS No. 142 on July 1, 2002, we recorded a goodwill impairment charge of $19.3 million during the quarter ended September 30, 2002. As of September 30, 2002, we had approximately $52.5 million of net goodwill and other intangible assets, after recording the $19.3 million goodwill impairment charge. As of March 31, 2003, we had approximately $90.7 million of net goodwill and other intangible assets.

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

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against the issuing company. In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al. , No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation , Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. After dismissal of several prior complaints on defendants’ motions, on March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants moved to dismiss. On November 18, 2002 the court issued an order dismissing the case with prejudice. The plaintiffs’ deadline to appeal this decision has expired. It is possible that securities class action litigation could be brought against us in the future. Any such litigation could result in substantial costs and would likely divert management’s attention and resources from the day-to-day operations of our business. Any adverse determination in such litigation could also subject us to significant liabilities.

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

We compete in the broadcast, professional, business, and consumer video production markets. Each of these markets is highly competitive and diverse, and the technologies for our products can change rapidly. The competitive nature of these markets results in pricing pressure and drives the need to incorporate product upgrades and accelerate the release of new products. New products are introduced frequently and existing products are continually enhanced. We anticipate increased competition in each of the broadcast, professional, business, and consumer video production markets, particularly since the industry continues to undergo a period of rapid technological change and consolidation. Competition for our broadcast, professional, business, and consumer video products is generally based on:

•	Product performance
•	Breadth of product line
•	Quality of service and support
•	Market presence and brand awareness
•	Price
•	Ability of competitors, including our customers, to develop new, higher performance, lower cost consumer video products

Certain competitors in the broadcast, professional, business, and consumer video markets have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we do. In addition, some competitors have established relationships with current and potential customers of ours, and offer a wide variety of video equipment that can be bundled in certain large system sales. Finally, our OEM customers could design competitive products, making it unnecessary to incorporate our products into theirs. For example, we had approximately $3.1 million and $10.4 million in sales to a particular OEM customer during the quarter and nine months ended March 31, 2003, respectively. This customer is in the process of developing its own technology to replace the product that they have purchased from us during the current and prior quarters. Consequently, we expect future sales to this particular customer to decrease significantly by fiscal 2004. While this customer’s sales volume did not decrease or have a material adverse effect on our financial condition or results of operations during the quarter ended March 31, 2003, future significant decreases in this or other customers’ sales volume could have a material adverse effect on our financial condition or results of operations.

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

Sales of our products outside of North America represented approximately 56.7% of net sales in the quarter ended March 31, 2003, 64.1% of net sales in the quarter ended December 31, 2002 and approximately 48.8% of net sales in the quarter ended September 30, 2002. Sales of our products outside of North America represented approximately 51.0% of net sales in the fiscal year ended June 30, 2002 and approximately 57.9% of net sales in the fiscal year ended June 30, 2001. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in the remainder of fiscal 2003 and beyond, a majority of our European sales will continue to be denominated in local foreign currency, including the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. However, where we sell our products in local currencies, we may be competitively unable to change our prices to reflect exchange rate fluctuations.

As of March 31, 2003, our cash, cash equivalents, short-term and long-term marketable securities balance was approximately $100.9 million, with approximately $67.9 million located in the U.S. and approximately $33.0 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

Our sales were relatively linear throughout fiscal 2002 and the first, second and third quarters of fiscal 2003. However, an increase in large systems sales or an expansion of our distribution channels could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. If certain sales cannot be closed during those last weeks, sales may be deferred until the following quarter. This may cause our quarterly revenues to fall below analysts’ expectations.

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

Over the past three years, we have acquired a number of businesses and technologies and expect to continue to make acquisitions as part of our growth strategy. In January 2003, we acquired all of the outstanding stock of Steinberg Media Technologies AG, based in Hamburg, Germany. In October 2002, we acquired all of the outstanding stock of VOB Computersysteme GmbH, based in Dortmund, Germany. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

In the course of business, we have in the past received communications asserting that our products infringe patents or other intellectual property rights of third parties. We are currently investigating the factual basis of any such pending communications and negotiating licenses where appropriate. It is likely that, in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms, or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation. In addition, in the event there is a successful claim of patent infringement against us requiring us to pay royalties to a third party and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected.

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

The downturn in the global economy contributed to a reduced demand for some of our products earlier in fiscal 2002. Although our sales increased in the first three quarters of fiscal 2003 as compared to fiscal 2002, if the economy experiences a “double dip” recession or if our industry experiences a decline during the remainder of fiscal 2003 or beyond, we may experience increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In July 2000, a lawsuit entitled Jiminez v. Pinnacle Systems, Inc. et al., No. 00-CV-2596 was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Additional actions based on the same allegations were filed in the same Court. In October 2000, all of the actions were consolidated under the name In re Pinnacle Systems, Inc. Securities Litigation, Master File No. C-00-2596-MMC, and lead plaintiffs and lead counsel were appointed. The consolidated action is a putative class action alleging that defendants violated the federal securities laws by making false and misleading statements concerning our business during a putative class period of April 18, 2000 through July 10, 2000. Plaintiffs seek unspecified damages. After dismissal of several prior complaints on defendants’ motions, on March 22, 2002, plaintiffs filed a third consolidated amended complaint, which defendants moved to dismiss. On November 18, 2002 the court issued an order dismissing the case with prejudice. The plaintiffs’ deadline for appealing this decision has expired.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. We filed a notice of appeal in the case on May 1, 2003 and expect the appeals process to take approximately eighteen to twenty-four months. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against us in the Athle-Tech Claim. We intend to seek indemnification from certain of the former shareholders of each of Montage and DES. Although we believe we are entitled to indemnification for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(b)	Sales of Unregistered Securities

During the third quarter of fiscal 2003, we issued unregistered shares of our common stock in connection with our acquisition of Steinberg Media Technologies AG. The following chart provides information regarding the issuance of these unregistered shares to the stockholders of Steinberg Media Technologies AG.

Name of Company Acquired	Date of Acquisition	Number of Shares of Common Stock Issued	Basis for Exemption from Registration
Steinberg Media Technologies AG	January 3, 2002	1,127,768	Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

No underwriters were used in connection with the transaction. We made a cash payment and issued an aggregate of 1,127,768 shares of our common stock in exchange for all of the stockholders’ ownership interests in Steinberg Media Technologies AG. We issued the common stock in accordance with and pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. On January 7, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, registering the shares for resale. On January 17, 2003, the Securities and Exchange Commission declared effective this S-3 registration statement.

ITEM 5.    OTHER INFORMATION

In accordance with Section 10A of the Securities Exchange Act of 1934, as promulgated by Section 202 of the Sarbanes Oxley Act of 2002, (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or review of the financial statements of a company. In October 2002, the Audit Committee of our Board of Directors approved the following non-audit services to be performed by KPMG LLP: (1) accounting advisory services with respect to SEC filings; (2) accounting advisory services related to acquisitions; (3) litigation support, arbitration assistance and related services; (4) tax-related services; and (5) other accounting consultation and assistance. In addition, in January 2003, the Audit Committee of our Board of Directors approved financial due diligence services to be performed by KPMG LLP in connection with potential acquisitions.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

10.65	Change of Control Severance Agreement dated January 30, 2003 between Kim Fennell and Pinnacle Systems, Inc.

10.66	Change of Control Severance Agreement dated January 30, 2003 between Arthur Chadwick and Pinnacle Systems, Inc.

10.67	Change of Control Severance Agreement dated January 30, 2003 between Pinnacle Systems and each of Georg Blinn, Ajay Chopra, William Loesch and Bob Wilson.

10.68	Lease Agreement dated January 31, 2001 between Firma Steinberg Media Technologies GmbH and Beteiligungsgesellschaft Holtigbaum.

99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 22, 2003 we filed a report on Form 8-K, reporting under Item 5 the announcement that on January 21, 2003 the Company issued a press release announcing financial results for the second quarter of fiscal 2003, which ended on December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2003

PINNACLE SYSTEMS, INC.
By:	/s/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

Date: May 15, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

CERTIFICATIONS

I, Arthur D. Chadwick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pinnacle Systems, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.65	Change of Control Severance Agreement dated January 30, 2003 between Kim Fennell and Pinnacle Systems, Inc.

10.66	Change of Control Severance Agreement dated January 30, 2003 between Arthur Chadwick and Pinnacle Systems, Inc.

10.67	Change of Control Severance Agreement dated January 30, 2003 between Pinnacle Systems and each of Georg Blinn, Ajay Chopra, William Loesch and Bob Wilson.

10.68	Lease Agreement dated January 31, 2001 between Firma Steinberg Media Technologies GmbH and Beteiligungsgesellschaft Holtigbaum.

99.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.