Form 10-K
period 2003-06-30
PINNACLE SYSTEMS INC
filed 2003-09-18
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003 or

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

common stock, no par value

Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒ No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq National Market System, was approximately $822.4 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common equities.

As of September 3, 2003, the registrant had 65,678,539 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its Annual Meeting of Shareholders to be held October 29, 2003.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the information incorporated by reference herein, includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, statements concerning the expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies of Pinnacle Systems, Inc. (“Pinnacle”, “we”, “us”, “our” or “our company”). The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” “should,” “think,” and other similar expressions or the negative of these terms generally identify forward-looking statements. Forward-looking statements in the section entitled “Business” include, but are not limited to, those statements regarding the following the benefits of our organizational structure; our integration plans for Dazzle’s digital video products; the transition from tape-based systems to information technology-based systems; new and expanding channels of video content distribution; the continued advancement of standard computer platforms and networks; the expansion of our software and hardware technology base; the development of software applications that can run on open architecture environments; the development of standard information technology platforms, the acquisition of complementary businesses, products and technologies; the development of integrated workflow systems; the improvement of the ease of use, functionality and power of our consumer video production software; the price/performance ratio of our products; our incorporation of certain technology into our other product lines; our continued allocation of significant resources to engineering and product development programs; our various sales channels; our service and support organization and our product warranties; the benefits of geographic diversity; the increasing competition in the video production equipment market from new and existing market entrants; the highly competitive consumer video editing market; our reliance on independent subcontractors and our exposure to increased component costs; the relevance of our order backlog as of a particular date to our actual sales for a future period; our ability to successfully compete and achieve future revenue through protection of our proprietary technology; our intention to pursue appropriate patents; the receipt by us of communications asserting that our products infringe the intellectual property rights of third parties; and our exposure to credit, market and foreign currency risk. There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled “Factors Affecting Future Operating Results” and in this section. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

ITEM 1.    BUSINESS

Overview

We are a supplier of digital video products that provide customers, ranging from individuals with little video experience to broadcasters, with simple or advanced products depending on their needs. Our digital video products include capture, editing, storage, play-out, graphics, compact disc (CD) and digital versatile disc (DVD) burning, audio editing and television viewing features for customers, whether they are at home, at work or on the air. Our products are used to create, store, and distribute video content for television programs, television commercials, pay-per-view, sports videos, corporate communications and personal home movies. The dramatic increase in distribution channels including cable television, direct satellite broadcast, video-on-demand, DVDs, and the Internet have led to a rapid increase in demand for video content. This is driving a market need for affordable, easy-to-use video creation, storage, distribution and streaming tools.

Our products use standard computer platforms and networks and combine our technologies to provide digital video solutions to users around the world. In order to address the broadcast market, we offer networked systems solutions based on information technology in four areas: on-air graphics, news and sports, play-out of programs and commercials, and program editing and post-production. Our sports applications include solutions used by sports teams to enhance player training. In order to address the consumer market, we offer low cost, easy-to-use video editing and viewing solutions that allow consumers to view television on their computers and to edit their home videos using a personal computer, camcorder and video cassette recorder (VCR), and to output their productions to tape, CD, DVD or the Internet. We offer editing applications for both consumers and business users. These editing applications include intuitive interfaces and streamlined workflows and enable the addition of special effects, graphics and titles. We also offer applications that address CD/DVD burning for audio, video and data and special purpose audio editing applications for consumers and music enthusiasts.

We are organized into two divisions: (1) Broadcast and Professional and (2) Business and Consumer. We believe this organizational structure enables us to effectively address varying product requirements, rapidly implement our core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets. See Note 10 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

We were incorporated under the laws of the State of California in May 1986. Our principal executive offices are located at 280 North Bernardo Avenue, Mountain View, California 94043 and our telephone number at that location is (650) 526-1600. Information about our company is also available at our website at www.pinnaclesys.com, which includes links to reports we have filed with or furnished to the Securities and Exchange Commission (“SEC”), such as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information about this Public Reference Room is available by calling 1-800-SEC-0330.

Industry Background

Sales in the broadcasting marketplace are being driven primarily by broadcasters’ transition from tape-based systems to information technology-based systems. Our growth in the consumer marketplace is being driven primarily by the rapid expansion in the pool of consumers who want to digitally capture, edit, and store home videos. The continued advancement in the power of standard computer platforms and networks at more and more attractive price points has enabled us to address our digital video solutions to millions of users.

The development of a video program involves three distinct processes: pre-production, which involves planning and preparation for the recording of the video program; production, which involves the acquisition of video material (shooting); and post-production, which involves the organization of raw video and audio segments acquired in the production phase into a cohesive and appealing program (editing). During the post-production phase, new elements such as titles, graphics, music, voice and transitions between scenes are incorporated to enhance the overall quality and impact of a video program.

Historically, the high-end video production industry has focused on providing program material for broadcast television and advertising. To create high quality video programs, producers have traditionally used expensive, dedicated video production equipment linked together in a complex interconnected system to form a video-editing suite. Historically, video-editing suites incorporated video recorders, switchers, digital video effects systems, still image management systems, character generators, electronic paint systems and other products, often provided by multiple manufacturers. These video-editing suites required highly skilled personnel to operate and maintain.

Recently, new and expanding channels of video content distribution, including cable television, direct satellite broadcast, video rentals, CD-ROM, DVD, video-on-demand, and the Internet, have led to a rapid increase in demand for video content for a wide variety of applications. This demand has driven the market for editing approaches that are less expensive and easier to use. New commercial and industrial applications for this market include DVDs, video games, music videos, special event videos, education and training and corporate communications. In addition, the popularity of camcorders, VCRs, DVD players and recorders, and personal computers has fueled the growth of an emerging consumer market for low cost solutions that enable consumers to create, edit and share home videos.

New video products, combining personal computers and information technology networks with specialized video technology, can now provide video products with improved workflow and quality comparable to that of traditional high-end tape-based systems, but at significantly lower cost. As a result, these computer and information technology-based video products are replacing the traditional tape-based systems. In addition, such solutions are often easier to use since they incorporate common applications and are based on open-information technology platforms. Coupled with innovative and technology-leading software, the lower cost and ease of use of computer-based video tools enable large numbers of creative individuals, previously untrained in video production, to produce professional quality video programming. This programming can be used in traditional ways, such as being broadcast by radio or satellite in homes and businesses. In addition, the growing popularity of DVD and video compact disc (VCD) formats and the Internet provides entirely new channels of communicating through the use of video.

Strategy

Our goal is to take advantage of the growing opportunities in digital video for the home, in the studio and on the air. The ability to create, edit, store, stream and view high-quality digital video continues to become more powerful as software applications become easier to use, computing power increases, storage costs decrease and broadband capability increases. We have a proven ability to successfully migrate and cross leverage technology and products developed for the broadcast markets to the consumer markets and are moving aggressively toward developing more powerful and integrated solutions for those markets. To pursue our goal, we have implemented the following strategies:

Expand and Cross Leverage Technologies.     We have expanded, and expect to continue to expand, our technology through both internal development and acquisitions. We use a modular approach to product development that allows us to cross leverage our research and development costs across multiple products and markets. For example, we leverage technology developed for our broadcast products by using that technology and software in some of our consumer products. Conversely, we use some of the technology developed for our consumer products, such as user interface technology, in some of our broadcast products. We believe this cross leveraging of technology gives us a market advantage over competitors who have a focus limited to only one of these markets.

Develop Open Architecture Software Applications.    We believe that the markets we serve will continue to move toward, and will require applications that operate in, an open architecture information technology-based environment. Those markets need sophisticated software applications that run in an open architecture environment using standard computers, networking, and storage and server technologies. We intend to continue to develop software applications that allow users to create, store, distribute and view video and to take advantage of the decreasing costs of standard information technology platforms. For example, our broadcast applications are designed to run on standard server and network platforms and our consumer products are designed to run on standard Windows based computers. As these platforms become more widely used, we intend to provide additional value to our customers through the continued development and enhancement of our software applications.

Acquire Complementary Businesses, Products and Technologies.    We have grown and intend to continue to grow both internally as well as through the acquisition of complementary businesses, product lines and technologies. We frequently evaluate strategic acquisition opportunities that could enhance our existing product offerings or provide an avenue for developing new complementary product lines. We believe that the video production industry is in a period of consolidation and that strategic acquisition opportunities may arise. We have acquired 20 companies and/or businesses since the company went public in 1994. The most recent acquisitions include Jungle KK, which is a consumer software company based in Japan, and the Dazzle digital video editing business from SCM, both of which we acquired in July 2003. In January 2003, we acquired Steinberg, a leader in audio technology, and in October 2002, we acquired VOB, a leader in technology used to transfer video and audio files to CDs and DVDs. In October 2001, we acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, a pioneer in the non-linear editing market.

Develop Integrated Workflow Solutions for the Broadcast Industry.    We believe broadcasters want integrated systems that allow them to manage their entire workflow in the digital domain without ever having to transfer files to tape. As a result, we have invested significant resources to develop our networked broadcast solutions that allow broadcasters to ingest, edit, browse and broadcast media that is shared from a common digital file system. This workflow and solution is based on our network and storage architecture.

Develop easy to use consumer software applications.    We believe individual consumers want powerful, easy to use tools to create high quality home videos. As a result, we have invested significant resources in developing software with intuitive user interfaces and pull-down menus to edit and create home video. Individual consumers can then save and playback their videos on standard DVDs. We intend to continue to improve the ease of use and the functionality and power of our consumer video production software.

Value Proposition

We design, manufacture, market and support computer and information technology-based video solutions to serve the broadcast, professional and consumer marketplace. Our products leverage standard computer platforms and information technology networks and are based on proprietary software and hardware technologies that offer the following benefits:

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

Recent Acquisitions

In October 2002, we acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. We merged VOB into our Business and Consumer division. We have combined VOB’s writable CD and DVD technology with some of our existing technology, which resulted in the introduction of our new Instant products during the quarter ended March 31, 2003. (See Note 5 of Notes to Consolidated Financial Statements).

In January 2003, we acquired Steinberg Media Technologies AG, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. We integrated Steinberg into our Business and Consumer division. We introduced our new Pinnacle-branded Steinberg audio products during the quarter ended March 31, 2003 (See Note 5 of Notes to Consolidated Financial Statements).

In July 2003, we acquired a 95% interest in Jungle KK, a privately held distribution company based in Tokyo, Japan that specializes in marketing and distributing retail software products in Japan. We plan to continue to sell Jungle’s products and to utilize Jungle’s marketing and distribution channels to sell and distribute our consumer products into the Japanese market. We acquired certain assets and liabilities for a total purchase price of approximately $3.9 million, consisting of approximately $3.0 million in cash and approximately $0.9 million of our common stock. (See Note 13 of Notes to Consolidated Financial Statements).

In July 2003, we acquired certain assets of SCM Microsystems and Dazzle Multimedia in exchange for 1,866,851 shares of our common stock and agreed to register these shares for resale by SCM Microsystems. According to the terms of the Asset Purchase Agreement, in the event that the proceeds from the sale of shares of our common stock by SCM Microsystems exceed $21,550,000, SCM Microsystems would be required to pay us an amount equal to any proceeds in excess of such amount. However, in the event that the proceeds from the sale of shares of our common stock by SCM Microsystems amount to less than $21,550,000, we agreed to pay SCM Microsystems the difference between $21,550,000 and the proceeds received by SCM Microsystems in cash. Given the decline in the market price of our common stock since July 25, 2003, the closing date of the acquisition, we may be obligated to pay SCM Microsystems pursuant to the purchase price adjustment provisions of the Asset Purchase Agreement depending on the then current market price of our common stock. Also, there may be additional purchase price adjustments for inventory and backlog. (See Note 13 of Notes to Consolidated Financial Statements).

Broadcast and Professional Division

In the fiscal year ended June 30, 2003, our Broadcast and Professional division represented 43.1% of our total sales. This division serves a wide range of customers with products that provide both point solutions and systems solutions. Our products are designed to meet the end-to-end production and distribution needs of live and recorded television broadcasting. We pioneered the blending of capabilities from formerly segmented broadcast functions to provide broadcasters with greater creative flexibility and enhanced value from their equipment investment. Today, many local, national and international broadcasters use our broadcast equipment for digital effects, content creation, news production and character generation, as well as asset storage, management and on-air play-out of video and graphic assets. Major global broadcast, satellite and cable networks utilize our broadcast servers to reliably deliver content to their viewers. Our networked news solutions have been chosen as the backbone for some of the world’s most sophisticated news and information providers. The Broadcast and Professional division also develops and manufactures computer based non-linear editing and special effects systems for post-production facilities, broadcasters and independent producers working on advertising commercials, broadcast program promotions, documentaries and nature programming, and feature films. This division also develops and manufactures proprietary hardware and software for professional and collegiate sports teams in baseball, football, basketball, and hockey, that allow better play analysis and more effective coaching of players, both individually and as a team overall.

Live-to-Air Production Products

We sell a range of products designed to meet the creative challenges confronted by broadcasters. Each of these turnkey systems addresses a specific area within the broadcast operation: digital effects, character generation and video switching, as well as asset storage, management and play out. We design each of our point products to operate together to increase the value of each product within the broadcast workflow. Furthermore, most of our products are designed to work on a network, enabling them to become part of complete solution packages with enhanced features and capabilities. Our products differ from the proprietary nature of traditional production equipment by using the same simplified file structures, high speed networking technologies, and interoperability found in the desktop personal computer industry. Material created on any of our live production products can be played back on any other live-to-air products.

Our live-to-air production products include Deko character generators, digital video effects systems and Thunder Storage products. These products compete with offerings from companies that include Chyron Corporation, Sony Corporation, Thomson Multimedia and others.

Deko Products.    Our Deko products are designed to provide high performance titling, real time effects and character generation for broadcast and on-air applications. Deko is a Windows based system that includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement, and multiple layers for text composition. The Deko product family supports a wide range of standard and international character fonts. The suggested list price for a Deko product ranges from approximately $3,000 to $75,000, depending on the configuration.

Digital Video Effects Products.    DVEXcel is our high performance 10-bit frame based, real time three-dimensional (3D) digital video effects system for broadcast and high-end post-production customers who seek to incorporate unique special effects into their programming. DVEXcel, a Windows based, multi-channel system, can simultaneously manipulate up to four channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other sophisticated visual effects. The suggested list price for a DVEXcel product ranges from approximately $45,000 to $98,000, depending on the configuration.

Thunder Storage Products.    Our Thunder Storage products allow users to store, manage and playout clips and stills using a powerful graphical user interface. The suggested list price for a Thunder Storage product ranges from approximately $22,000 to $90,000, depending on the configuration.

Content Delivery Products

We develop and sell products and systems solutions used by broadcasters, corporations and other video professionals to cost-effectively acquire, edit, and deliver their video content on-air, over satellite, or over broadband internet protocol (IP) networks. Using computer based networking, storage and encoding technologies, these products enable customers to create a program once, at any location, and distribute it to many outlets in a variety of formats. We supply content delivery solutions that meet the needs of customers ranging in size from small web operations to large-scale international broadcast operations serving hundreds of channels.

MediaStream™ digital video servers record, store, retrieve and process digital video content for broadcast over conventional mediums. StreamFactory™ is a real-time web stream encoder that accepts professional video and audio inputs for encoding over an IP network. Palladium™ Store networked storage solutions are the cornerstone of our video storage architecture. Pinnacle Distributed Broadcast Edge Servers (ES100, ER100 and DekoCast) are combined with our VBase central site software to provide customized large-scale interconnected solutions addressing content distribution, network localization and remote ad insertion applications for major networks.

MediaStream Server Products.    Our MediaStream digital video server is designed to record, store, retrieve, process and playout digital video content for broadcasters. Applications include commercial insertion, program acquisition and playout, store and forward, high-definition transmission, near-video-on-demand and network time delay. Reliability and serviceability continue to be primary design considerations. Single MediaStream servers can handle up to 16 channels of high quality MPEG-2 I/O, including simultaneous support for Standard and High Definition video on the same timeline. With our FreeHD™ architecture, High Definition video playout capability is standard, easing the migration path to digital transmission for existing broadcasters. Networked configurations based on the MediaStream 900 make up the majority of our server business, underscoring the value associated with shared, networked content. Palladium storage is used to enable over 3000 hours of online video storage. MediaStream Servers are engineered for extreme reliability and have been successfully installed in hundreds of leading broadcast facilities worldwide operating 24 hours per day, 7 days per week. The suggested list prices start at approximately $30,000 but can run as high as a few million dollars for large systems.

StreamFactory Products.    Our StreamFactory product is a real-time web stream encoder that accepts professional video and audio inputs. StreamFactory enables output at a variety of data rates in Microsoft Windows Media, RealNetworks SureStream, QuickTime and most recently, MPEG-4 Packet Video formats. Designed to be a rack-mounted infrastructure appliance, StreamFactory can be configured and managed remotely, either across a LAN, or across the Internet. In conjunction with a video tape recorder, video router, satellite downlink, or other audiovisual source, StreamFactory can convert professional quality programming content to popular streaming formats in real-time. Applications range from corporate training and distance learning, to remote surveillance, to wireless streaming using MPEG-4. The suggested list prices for StreamFactory range from approximately $14,995 to $18,995 depending on the configuration.

Palladium Storage Products.    The Palladium Storage series of networked storage systems complement our growing line of networked video servers, editing, news and sports applications. Palladium is comprised of purpose-built storage and file systems enabling us to provide completely integrated, tested and certified video workflow solutions for collaborative editing, and play to air applications. Applications such as Palladium Exchange and Palladium Works enable multi-format file interchange between our products and third-party products, as well as providing system wide monitoring using SNMP. The suggested list price for a Palladium Store product ranges from approximately $20,000 to several million dollars for massive networked storage systems with mirroring.

Content Creation Products

We offer a complete range of non-linear editing products for both the Apple® Power Mac™ G4 or the Windows personal computer. Each product is a combination of hardware and software and can be used for a wide range of applications including broadcast graphics and design, corporate video, webcasting, post-production, visual effects, and DVD authoring. These products enable users to ingest material, edit it, create graphics and ultimately send their completed project to their chosen distribution medium.

We offer three content creation product families. Our Pinnacle Liquid family (Liquid blue, Liquid chrome, Liquid silver, and Liquid purple) provides customers with a range of video format support and capability using a full-featured editing application. CinéWave is an extensible Apple Macintosh-based solution that combines our video processing hardware with a package of software tools including Commotion Pro and CinéAcquire from Pinnacle and Final Cut Pro from Apple. CinéWave is unique in the industry in its easy upgrade ability from standard definition to high definition simply by adding optional hardware attachments. Our TARGA3000, available for retail and as part of original equipment manufacturer (OEM) solutions, is high bandwidth video processing hardware designed to power third-party professional video and audio editing solutions. The suggested list price is approximately $6,595. These products primarily compete with offerings from Avid Technology, Inc., Leitch Technology Corporation, Matrox Electronics Systems, Ltd., Media 100, Inc., Quantel Ltd. and Sony Corporation.

Pinnacle Liquid Products.    Our Pinnacle Liquid brand is comprised of non-linear editing and post-production solutions based on our proprietary hardware and software running on Windows platforms. Liquid blue supports most standard definition video formats, which eliminates transcoding and degradation by recompression. Liquid blue products are sold as turnkey systems designed for seamless integration within existing broadcast and post production facilities. Liquid blue supports a variety of networked editing topologies from simple file transfer networks to large storage area networks. Liquid chrome is a real-time, high performance editing system incorporating the TARGA3000 real-time editing hardware and the K2 real-time effects engine. Liquid chrome can be purchased either as a turnkey or as a board and software set. Liquid silver, sold as a bundle of our proprietary hardware and software, is designed for long-form or corporate editing needs using compressed as well as even higher quality uncompressed formats. Liquid silver also offers direct MPEG-2 and integrated export and DVD burning, making this the ideal product for DVD authoring. Liquid purple is a complete DV editing solution for the Windows platform. Based on the Pinnacle Liquid editing software, it has powerful logging tools, color correction, 2D and 3D effects and is network ready. The suggested list price is approximately $2,995 for Liquid purple, $19,995 for Liquid silver, and $49,995 for Liquid blue as a full turnkey system including a computer with a modest amount of storage.

CinéWave Products.    Our CinéWave products are designed for the Apple Macintosh platform and include our own hardware and Commotion Pro and CinéAcquire software, as well as Apple’s award-winning FinalCut Pro non-linear editing application. CinéWave is targeted at digital cinematographers, broadcast designers, post-production specialists, webcasters and special effects artists, as well as the large community of video and multimedia producers working exclusively on the Macintosh platform. The CinéWave product offers professional audio/video tools at an affordable price. The CinéWave product has a suggested list price of approximately $6,495 for standard definition. Complete CinéWave high-definition television production systems, including the computer and a modest amount of storage, start at approximately $30,000, substantially less than previously available post-production systems used for these advanced digital video formats.

News Production Products

Pinnacle Vortex is an integrated digital networked news solution specifically designed to enable the conversion of television news production from traditional tape-based editing and segmented production functions performed by specialists to non-linear server based editing and finishing. It combines many of our products’ strengths in video processing, storage, management, editing and delivery into an integrated and efficient solution for meeting the requirements of broadcast news operations. Vortex is designed to support scaleable operations, sophisticated programming, and the productivity needed to control costs. Vortex makes it possible for multiple editors, graphics designers, directors, producers and journalists to access shared video assets simultaneously over both high-speed production networks and common LAN or Internet connections. Vortex systems include our proprietary software, hardware and storage sub-systems combined with high performance information technology components using standard networking interfaces. This makes Vortex a superior solution for broadcast news originators, both local and national, that require solutions to help them be the first to air with breaking news while still delivering sophisticated on-air looks that differentiate their channel from competitors. Vortex is highly scalable and is configurable to address the modest needs of local broadcasters as well as the constant demands of 24-hour global broadcast news operations. Vortex system prices can range from approximately $100,000 to millions of dollars, depending on the configuration.

Sports Analysis Products

Our Team Sports products are designed for use by professional and collegiate sports teams to capture, edit and view video from team sports events including football, basketball, baseball and hockey. Team Sports products can be used alone or with other products to give the coaching staff access to current and historic video footage of games, practice events and training. Networked Sports products allow users to access and view videos from anywhere on the Internet. The suggested list prices range from approximately $25,000 to one million dollars for a large networked system.

Business and Consumer Division

In the fiscal year ended June 30, 2003, our Business and Consumer division represented 56.9% of our total sales. This division develops and markets products that are aimed at the consumer and business markets, which allow users to create, edit, view and distribute rich media content including video, photographs and audio using a personal computer and camcorder.

Studio Products.    Studio is a non-linear video editing software program that runs on Microsoft Windows and works with standard video capture hardware installed on the user’s personal computer. Studio is specifically designed to allow consumers to edit their “home movies.” With the use of the Studio software, users can “drag and drop” video clips in the order they desire, as well as add simple transitions between scenes, simple graphics, titles, music or audio to the production. The current version of Studio software, version 8, was made available in

August 2002, and incorporates many significant new features such as integrated DVD authoring, which were not included in the earlier version (version 7). A significant part of our strategy is to sell users of earlier versions of Studio software, upgrades to the current version. Studio software competes with programs such as Ulead’s VideoStudio and Roxio’s VideoWave. The suggested list price for Studio Version 8 software is approximately $99.

In addition to selling Studio as a stand-alone software product, we also sell Studio software bundled with a variety of video input/output hardware. These products include Studio DV, Studio AV, Studio DC10plus, Studio DVplus and Studio Deluxe. The suggested list price for these products ranges from approximately $129 to $299.

Edition Products.    Edition is a video editing software program for prosumers, which runs on standard Microsoft Windows-based personal computers. The Business and Consumer division sells Edition software as a software-only product bundled with its Commotion, Impression DVD-Pro, TitleDeko, Hollywood FX and Alphamagic software. We also sell Edition bundled with video input/output cards developed in partnership with ATI (Edition Pro). Edition software competes with products such as Adobe Premiere, Avid Xpress and Apple Final Cut Pro. The suggested retail price for Edition is $699 and for Edition Pro is $999.

PCTV Receiver Products.    Personal computer television products allow users to view television programming on their computer monitors. The television program can be viewed alone or while the user is using other applications on the computer. The suggested list price for PCTV ranges from approximately $69 to $199.

Instant Products.    InstantCopy is a powerful software tool that lets users create and copy any non-encrypted video, audio, photo and data disc quickly and easily. InstantCD/DVD is a comprehensive software suite of tools, which allows users to create virtually any disc format quickly and easily. InstantCD/DVD provides a wide range of software applications, including: InstantWrite, InstantCopy, InstantBackup, InstantDisc, InstantMusic, InstantDrive and Pinnacle Expression. The suggested retail price for InstantCD/DVD (complete suite) is approximately $99. The suggested retail price for InstantCOPY is approximately $49.

Steinberg Audio Products.    Our Steinberg audio products include a number of computer-based music production tools for both the consumer and professional audio market. Our Steinberg products address three market segments: the creative tools market for home personal computer users, the music instrument market for music professionals, and the high-end audio market for professional recording studios.

We have two major product lines in the creative tool market that cater to home personal computer users, Clean and MyMP3. Clean is software that eliminates hiss and crackle noises from LPs and cassettes. The suggested list price ranges from approximately $19 to $79. MyMP3 is software that allows users to listen to, convert, organize and burn music onto CDs. It also allows users to upload play lists to external hardware players or download music from the Internet, and play and record Internet radio at the same time. The suggested list price ranges from approximately $19 to $59.

Our Steinberg music instrument products are designed for professional musicians, semi-professional musicians, home studios and music schools. We have four different product lines: Cubase, Cubasis, Wavelab, and VST Instruments: Cubase is a virtual studio system which offers sequencing, recording and processing tools for musicians, producers and studios and has a suggested list price from $250 to $550. Cubasis is a simplified version of Cubase and has a suggested retail price of approximately $100. Wavelab is software for sound engineers and mastering studios who need precision editing and handling for audio processing on personal computers. Wavelab also provides comprehensive CD burning capabilities, real-time audio file analysis and batch processing, and has a suggested list price from approximately $250 to $550. VST (Virtual Studio Technology) Instruments is plug-in software developed for third party support products and has a suggested list price ranging from approximately $150 to $350.

Our Pro Audio product, Nuendo, is designed for professional recording studios, post-production studios and broadcasting studios. This product is comprised of a digital Audio workstation for professionals who require high audio quality and surround mixing for recording and post-production. The suggested list price for this product ranges from approximately $1,299 to $1,999.

Technology

We are a technological leader in digital video processing, which includes real time video manipulation, video capture, digital video editing and storage. The National Academy of Television Arts and Sciences’ Outstanding Technical Achievement EMMY award has been awarded to us, and our predecessor companies, on eight occasions.

Many of our products share a common internal architecture. This design approach allows us to leverage our research and development expenditures by utilizing similar hardware and software modules in multiple products. Our video manipulation architecture is fundamental to the performance and capabilities of our products. As a result of the acquisition of the video division of Miro Computer Products AG in August 1997, we acquired video capture technology that allows high quality live video and audio to be captured and played back from a standard personal computer. We further developed and augmented this technology with the acquisition of Truevision, Inc. in March 1999 and with the acquisition of FAST Multimedia in October 2001. In October 2002, we extended our CD and DVD burning technology with the acquisition of VOB Computersysteme, which enabled us to enter the market for optical recording of video, audio and data. With our Instant products, we now offer consumers an array of solutions to copy, record and preserve their video, audio and data in low cost easily shared digital media. In January 2003, we acquired Steinberg Media Technologies AG, a leading supplier of audio solutions to the music marketplace. The Steinberg technology enables users to create and edit their music using standard computer platforms and requires no special purpose hardware for real time audio processing. We intend to incorporate this technology into many of our other product lines.

All of our products use or work with a standard personal computer for control of video manipulation functions. In all products targeting the broadcast market, the control microprocessor is embedded within the product. The professional and consumer hardware based products are inserted into, or connect externally, to a personal computer. Some of our products aimed primarily at the consumer and business market are now available as software only formats and can be used solely with industry standard computer platforms. The use of industry standard microprocessors offers three main advantages over traditional special purpose video products: lower software development costs due to the availability of powerful off-the-shelf software development tools; lower product manufacturing costs due to the low costs of standard microprocessors; and the ability to integrate third party software, such as networking or 3D rendering software, to provide additional functionality.

Our primary technical expertise includes real time digital video processing, video capture technology, real time software algorithms, video input/output, advanced user interfaces, software control of commercially available camcorders and VCRs, movement of video and audio over information technology network infrastructures, efficient storage of video and audio as data on standard storage arrays, DVD/CD burning, editing workflows and design and implementation of complex networked digital video systems. Some of these technologies incorporate the following capabilities:

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

Real Time Software Algorithms.    The digital video manipulation functions of our products use common core software that perform complex computations in real time under user control. We have developed certain algorithms that enable the high-speed computation of multiple complex equations that are required for real time video effects.

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

We have historically devoted a significant portion of our resources to engineering and product development programs and expect to continue to allocate significant resources to these efforts. In addition, we have acquired certain products and technologies that have aided our ability to more rapidly develop and market new products. Our future operating results will depend to a considerable extent on our ability to continually develop, acquire, integrate, introduce and deliver new hardware and software products that offer our customers additional features and enhanced performance at competitive prices. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain market acceptance or problems associated with product transitions could adversely affect our business, financial condition and results of operations, particularly on a quarterly basis.

As of June 30, 2003, we had 291 employees engaged in engineering and product development. Our engineering and product development expenses (excluding purchased in-process research and development) in fiscal 2003, 2002 and 2001 were $38.2 million, $31.4 million and $34.3 million respectively, and represented 11.5%, 13.6% and 13.7%, respectively, of net sales.

Employees

As of June 30, 2003, we employed 937 people worldwide.

Customers

End users of our products range from individuals to major corporate and government entities, and to video production and broadcast facilities worldwide. Broadcast customers include domestic and international television and cable networks, satellite networks, local broadcasters and program creators. Professional customers include corporations seeking to develop internal video post-production capabilities, sports teams, professional videographers including those who cover special events, and small production houses serving cable and commercial video markets. Consumer customers include consumer and prosumer users who edit video and audio and create professional looking “home movies,” corporate presentations, and other special events and productions using a standard personal computer and camcorder.

No one customer accounted for more than 10% of net sales during the fiscal years ended June 30, 2003, 2002 and 2001. No one customer accounted for more than 10% of net accounts receivable as of June 30, 2003 and 2002.

International

We conduct business in more than 78 countries around the world. We believe this geographic diversity allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends, and offers us an opportunity to exploit new markets for maturing products. Our results of operations could be affected by economic and political uncertainty, or changes in the laws or policies in the countries in which we operate, and by macroeconomic changes, including currency rate fluctuations, recessions and inflation. A summary of our domestic and international revenues and long-lived assets is set forth in Note 10 of Notes to Consolidated Financial Statements.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our products have, at times, experienced weak economic conditions that have negatively affected revenues. Our sales usually slow down during the summer months of July and August, especially in our Business and Consumer division in Europe.

Marketing, Sales and Service

Marketing

Our marketing efforts are targeted at users of broadcast and professional production suites, and home video editing enthusiasts. In order to increase awareness of our products, we attend a number of trade shows, such as the National Association of Broadcasters (NAB) show, the International Broadcasters Convention (IBC) show, the National Association of Music Professionals (NAM) in the United States and the Center For Office and Information Technology (CEBIT) show in Europe. We also use targeted direct mail campaigns, the Internet and advertisements in trade and computer publications for most of our product lines and also participate in joint marketing activities with our OEM partners and other professional video companies.

Sales

We maintain a sales organization consisting of regional sales managers in the United States, Europe, Asia and Latin America. We currently have sales offices in twelve countries that support sales into those countries and a number of other countries. The regional sales managers are primarily responsible for supporting independent dealers and value-added resellers (VARs) and making direct sales in geographic regions without dealer coverage. They also provide services to customers who prefer to transact directly with us.

Our sales organization focuses on a variety of distribution channels, including OEMs, VARs, distributors, retail stores, on-line end users, direct sales and other resellers. We believe that our development of a worldwide sales and distribution organization gives us a strategic advantage in the rapidly changing broadcast, professional and consumer video industry. We intend to continue to strengthen and develop this organization and develop strong strategic relationships with key OEMs and resellers.

We sell our broadcast and professional products to customers through an established domestic and international network of direct sales and professional services personnel who are supplemented by independent video product dealers and VARs. The independent dealers and VARs are selected for their ability to provide effective field sales and technical support to our customers. Dealers and VARs carry our broadcast and professional products as demonstration units, advise customers on system configuration and installation and perform ongoing customer service support. We believe that many customers depend on the technical support offered by these dealers and VARs in making product purchase decisions. We continue to invest resources in developing and supporting our network of independent dealers and VARs.

We also sell and distribute our professional products to OEMs that incorporate our products into their products and resell these products to other resellers and end users. These OEMs generally purchase our products and are responsible for conducting their own marketing, sales and support activities. We attempt to identify, and align with, OEMs that are market share and technology leaders in their target markets.

Our consumer products are sold primarily through large distributors, VARs, OEMs, and large computer and electronic retailers, in addition to direct telemarketing, mail order and the Internet. There can be no assurance that any particular computer retailers will continue to stock and sell our consumer products. If a significant number of computer retailers were to discontinue selling those products or if sales returns are higher than anticipated, our results of operations would be adversely affected. Sales through our consumer retail distribution channel entail a number of risks including inventory obsolescence, product returns and potential price protection obligations.

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

Competition

The digital video solutions market is highly competitive and is characterized by rapid technological change, new product development and obsolescence, evolving industry standards and significant price erosion over the life of a product. Competition is fragmented with several hundred manufacturers supplying a variety of products to this market. We anticipate increased competition in the video production equipment market from both existing manufacturers and new market entrants. Increased competition could result in price reductions, reduced margins and loss of market share, any of which could materially and adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors.

Competition for our broadcast and professional markets is generally based on product features, reliability of product performance, breadth of product line, service and support, market presence, upgrade ability and price. Our principal competitors in this market include Accom, Inc., Avid Technology Inc., Chyron Corporation, Leitch Technology Corporation, Matsushita Electric Industrial Co. Ltd., Media 100 Inc., Quantel Ltd., SeaChange Corporation, Sony Corporation, and Thomson Multimedia, some of which have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than us. In addition, some of these companies have established relationships with our current and potential customers. Some of our competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

Our competition in our business and consumer markets comes from a number of groups of video companies such as traditional video equipment suppliers, providers of desktop editing solutions, video software application companies and others. Suppliers of traditional video equipment such as Matsushita and Sony have the financial resources and technical know-how to develop high quality, real time video manipulation products for the desktop video market. Suppliers of competitive consumer and professional products such as Adobe Systems Inc., Avid Technology Inc., Hauppauge Digital Inc., Matrox Electronics Systems, Ltd., Roxio, Inc. and Sony Corporation, have established video distribution channels and experience in marketing video products and significant financial resources.

There are several established video companies that currently offer products that compete directly or indirectly with our consumer products by providing some or all of the same features and video editing capabilities, such as Microsoft, Roxio, and Ulead Systems, Inc. In addition, we expect that existing manufacturers and new market entrants will develop new, higher performance, lower cost consumer video products that may compete directly with our consumer products. We may also face competition from other computer companies that lack experience in the video production industry but that have substantial resources to acquire or develop technology and products for the video production market. There can be no assurance that any of these companies will not enter into the video production market or that we could successfully compete against them if they did.

Manufacturing and Suppliers

Our manufacturing and logistics operations for our broadcast and professional products, located in the U.S. and Germany, consist primarily of testing printed circuit assemblies, final product assembly, configuration and testing, quality assurance and shipping. Manufacturing of our business and consumer products is performed by independent subcontractors located in the U.S., Germany and China. Each of our products undergoes quality inspection and testing at the board level and final assembly stage. We manage our materials with a software system that integrates purchasing, inventory control and cost accounting.

We rely on independent subcontractors who manufacture to our specifications our consumer and certain of our professional products and major subassemblies used in our broadcast and professional products. This approach allows us to concentrate our manufacturing resources on areas where we believe we can add the most value, such as product testing and final assembly, and reduces the fixed costs of owning and operating a full scale manufacturing facility. We have manufacturing agreements with a number of U.S.-based subcontractors, which include Flash Electronics Inc., Benchmark Electronics Inc., and IQ Systems for the manufacture of our broadcast and professional products. We have manufacturing agreements with Streiff & Helmold GmbH, Braunschweig

(Germany); Ihlemann AG, Braunschweig (Germany), ZOMAX Inc. (US); ARVATO Inc. (US), Ever-Green Technology Ltd., Shenzhen (China), and Walker Intl. Ltd. (Hong Kong) for the manufacturing, packaging, fulfillment and distribution of our business and consumer products. Our reliance on subcontractors to manufacture products and major subassemblies involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor was to become unable or unwilling to continue to manufacture these products or subassemblies in required volumes, our business, financial condition and results of operations could be materially adversely affected.

To the extent possible, we and our manufacturing subcontractors use standard parts and components available from multiple vendors. However, we and our subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in our products, including integrated circuits manufactured by Altera Corporation, AuraVision Corporation, LSI Logic Corp., Maxim Integrated Products, Inc., National Semiconductor Corporation, Philips Electronics, Inc., Raytheon Corporation and Zoran Corporation, field programmable gate arrays manufactured by Altera Corporation and Xilinx, Inc. and software applications from Adobe. Our manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to our manufacturing subcontractors is dependent in part on our ability to provide our manufacturers, and their ability to provide suppliers, with accurate forecasts of our future requirements. We and our manufacturing subcontractors endeavor to maintain ongoing communication with suppliers to guard against interruptions in supply. We and our subcontractors have in the past experienced delays in receiving adequate supplies of single source components. Also, because of the reliance on these single or limited source components, we may be subject to increases in component costs that could have an adverse effect on our results of operations. Any extended interruption or reduction in the future supplies of any key components currently obtained from a single or limited source could have a significant adverse effect on our business, financial condition and results of operations in any given period.

Backlog

Our broadcast and professional customers generally order products as they need them. We generally ship our products within 30 days of receipt of an order, depending on customer requirements, although certain customers, including OEMs, may place substantial orders with the expectation that shipments will be staged over several months. A substantial majority of product shipments in a period relate to orders received in that period, and accordingly, we generally operate with a limited backlog of orders. The absence of a significant historical backlog means that quarterly results are difficult to predict and delays in product delivery and in the closing of sales near the end of a quarter can cause quarterly revenues to fall below anticipated levels. In addition, our customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. As a result of these factors, we believe that the backlog of orders as of any particular date is not necessarily indicative of our actual sales for any future period.

Proprietary Rights and Licenses

Our ability to compete successfully and achieve future revenues and profit growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limit access to and distribution of our proprietary technology. We currently hold a number of United States patents covering certain aspects of our technologies. Although we intend to pursue a policy of obtaining patents for appropriate inventions, we believe that the success of our business will depend primarily on the innovative skills, technical expertise and marketing abilities of our personnel, rather than on the ownership of patents. Certain technology used in our products is licensed from third parties on a royalty-bearing basis. Such royalties to date have not been, and are not expected to be, material. Generally, such agreements grant us nonexclusive, worldwide rights with respect to the subject technology and terminate only upon a material breach by us.

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

There has been substantial industry litigation regarding patent, trademark and other intellectual property rights involving technology companies. In the future, litigation may be necessary to enforce any patents issued to us, to protect our trade secrets, trademarks and other intellectual property rights owned by us, or to defend us against claimed infringement. Any such litigation could be costly and a diversion of management’s attention, either of which could have material adverse effect on our business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from manufacturing or selling our products, any of which could have a material adverse effect on our business, financial condition and results of operations.

Executive Officers

The names, ages and positions of our executive officers as of September 12, 2003 are as follows:

Name	Age	Position
J. Kim Fennell	46	President and Chief Executive Officer
Mark L. Sanders	60	Chairman of the Board
Ajay Chopra	46	President, Broadcast and Professional Division
Arthur D. Chadwick	46	Vice President, Finance and Administration and Chief Financial Officer
Georg Blinn	55	President, Business and Consumer Division
William Loesch	49	Vice President, Product Management and Engineering, Business and Consumer Division
Robert Wilson	49	Senior Vice President, Corporate Development

There is no family relationship between any of our directors or executive officers.

Mr. Fennell has served as our President and Chief Executive Officer since July 1, 2002. From November 2000 to July 1, 2002, Mr. Fennell was President and Chief Executive Officer of StorageWay Inc., a data storage service provider. From July 2000 to November 2000, Mr. Fennell was Vice President of Avaya, Inc., a communication systems provider, in charge of the enterprise communications applications division. From October 1997 to July 2000, Mr. Fennell was a Vice President with Lucent Technologies Inc., a networking and communication systems provider, in various roles including the head of the communications applications group, which encompassed its messaging, customer relationship management and Internet applications businesses. Mr. Fennell was an executive with Octel Communications Corp., a voice, fax and electronic messaging company, from 1986 until its acquisition by Lucent in 1997. At Octel he was responsible for Octel Canada Inc., Octel Europe Inc. and then international operations. Prior to Octel, he held various management positions with its Canadian subsidiaries of ROLM Corp. and Burroughs Corp.

Mr. Sanders has served as our Chairman of our Board of Directors since July 2002. Mr. Sanders served as our President, Chief Executive Officer and one of our directors from January 1990 to June 2002.

Mr. Chopra, one of our founders, has served as our President of the Broadcast and Professional Division since July 2001 and as one of our directors since our inception in May 1986. In addition, Mr. Chopra served as Chairman of our Board of Directors from January 1990 to July 2002. Mr. Chopra served as our President of the Professional Media Division from July 2000 to July 2001, and as our Vice President, General Manager, Desktop Products from April 1997 to July 2000. Mr. Chopra previously served as our Chief Technology Officer from June 1996 to April 1997, Vice President of Engineering from January 1990 to June 1996, and as our President and Chief Executive Officer from our inception to January 1990.

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

Mr. Wilson has served as our Senior Vice President, Corporate Development since September 2002. Mr. Wilson has served as our President, Broadcast and Professional Division from July 2001 to September 2002. Mr. Wilson served as our President of the Broadcast Solutions division from July 2000 to July 2001. Mr. Wilson served as Vice President, Broadcast Products from April 1997 to July 2000. From May 1994 to April 1997, Mr. Wilson served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Accom, Inc., a video company.

ITEM 2.    PROPERTIES

Our principal administrative, marketing, manufacturing and product development facility is located in Mountain View, California. This facility occupies approximately 106,000 square feet pursuant to a lease which commenced August 15, 1996 and which will terminate June 30, 2005.

We also lease a 30,000 square foot office in Braunschweig, Germany which houses engineering, administrative, logistics and marketing operations for our consumer products. The Braunschweig lease expires in April 2004, which we plan to renew upon expiration. In addition, we lease offices for engineering and support operations in Indianapolis, Indiana and Rochelle Park, New Jersey.

Additionally, we lease a facility in Lowell, Massachusetts to house operations for our sports business, a facility in Munich, Germany primarily for engineering and sales operations, and a facility in Hamburg, Germany primarily for our Steinberg audio business operations.

We maintain sales and marketing support offices in leased facilities in various other locations throughout the world. We expect that our current leased facilities will be sufficient for our needs over the next 12 months.

ITEM 3.    LEGAL PROCEEDINGS

In September 2003, we were served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with our acquisition of certain assets of Dazzle, we tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. Pursuant to the SCM/Dazzle Asset Purchase Agreement, we are seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. Although we believe that the claims by DVDCre8 are without merit and that we are entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that we will recover all or a portion of the damages assessed or expenses incurred.

In October 2002, we filed a claim against XOS Technologies, its principals, and certain former employees of ours and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleged misappropriation of our trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against us, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. We moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. We again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Our claims are expected to go to trial in early October 2003, and XOS’s claims are currently scheduled for trial in early 2004.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that

DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. We filed a notice of appeal in the case on May 1, 2003 and expect the appeals process to take approximately 18 months. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against us in the Athle-Tech Claim. We intend to seek indemnification from certain of the former shareholders of each of Montage and DES. Although we believe we are entitled to indemnification for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

In March 2000, we acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of our common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, we entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, we determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. Currently, the DES earnout arbitration is ongoing. The parties have submitted their positions to the arbitrator and are awaiting a decision. Although we do not know exactly when the ruling will be made, it could be made as early as either the first or second quarter of fiscal 2004. We have not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol PCLE. The following table sets forth for the fiscal periods indicated the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended June 30, 2003:
Fourth Quarter	$11.90	$8.87
Third Quarter	$14.25	$8.55
Second Quarter	$14.58	$9.33
First Quarter	$10.77	$7.92

Fiscal Year Ended June 30, 2002:
Fourth Quarter	$11.93	$7.22
Third Quarter	$9.73	$7.58
Second Quarter	$8.90	$2.84
First Quarter	$5.64	$2.80

The closing price of our common stock on the Nasdaq National Market on June 30, 2003 was $10.70 per share.

As of September 12, 2003, we had 264 stockholders of record of our common stock. We have never paid cash dividends on our capital stock. We currently expect that we will retain our future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

We are contingently liable to issue up to 399,363 shares of our common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. Our obligation to issue these shares is contingent upon the final legal damages and costs assessed against us in the Athle-Tech litigation and the outcome of our claim for indemnification against certain of the former shareholders of Montage and DES for the Athle-Tech damages and costs (see Note 6 of Notes to Consolidated Financial Statements). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares outstanding.

The information required by this item regarding equity compensation is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for each of the years in the five-year period ended June 30. The results for the fiscal year ended June 30, 2003 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements as of June 30, 2003 and 2002 and for each of the years in the three-year period ended June 30, 2003 and notes thereto set forth on Pages F-1 to F-30 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ending June 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	$331,080	$231,791	$250,237	$236,830	$156,879
Costs and expenses:
Cost of sales	152,117	114,204	144,549	113,573	74,022
Engineering and product development	38,204	31,445	34,305	27,767	16,137
Sales, marketing and service	92,927	71,457	65,882	54,989	36,652
General and administrative	19,435	15,607	14,686	10,554	6,840
Amortization of goodwill	—	18,018	14,352	7,173	1,312
Amortization of other intangible assets	14,601	17,873	16,391	11,209	977
Legal judgment	15,161	—	—	—	—
In-process research and development	470	—	—	3,500	6,579
Legal settlement	—	—	—	2,102	—
Acquisition settlement	—	—	12,880	—	—

Total costs and expenses	332,915	268,604	303,045	230,867	142,519

Operating income (loss)	(1,835)	(36,813)	(52,808)	5,963	14,360
Interest and other income, net	2,516	2,208	1,890	3,403	4,742
Impairment of equity investments	—	—	(1,658)	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	681	(34,605)	(52,576)	9,366	19,102
Income tax expense	3,251	5,478	7,616	1,779	666

Income (loss) before cumulative effect of change in accounting principle	(2,570)	(40,083)	(60,192)	7,587	18,436
Cumulative effect of change in accounting principle	(19,291)	—	(356)	—	—

Net income (loss)	$(21,861)	$(40,083)	$(60,548)	$7,587	$18,436

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.04)	$(0.70)	$(1.16)	$0.16	$0.43

Diluted	$(0.04)	$(0.70)	$(1.16)	$0.14	$0.39

Cumulative effect per share of change in accounting principle:
Basic	$(0.32)	$—	$(0.01)	$—	$—

Diluted	$(0.32)	$—	$(0.01)	$—	$—

Net income (loss) per share:
Basic	$(0.36)	$(0.70)	$(1.17)	$0.16	$0.43

Diluted	$(0.36)	$(0.70)	$(1.17)	$0.14	$0.39

Shares used to compute net income (loss) per share:
Basic	61,247	56,859	51,729	48,311	42,780

Diluted	61,247	56,859	51,729	55,442	46,966

	As of June 30,
	2003	2002	2001	2000	1999
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$107,927	$115,698	$114,422	$138,330	$120,325
Total assets	310,876	255,703	266,957	322,799	196,469
Long-term debt	158	—	—	—	—
Retained earnings (accumulated deficit)	(115,294)	(93,433)	(53,350)	7,198	(389)
Shareholders’ equity	$226,157	$205,908	$220,362	$259,620	$166,259

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations, beliefs, plans, intentions, future operations, financial condition and prospects, and business strategies. The words “may,” “will,” “continue,” “estimate,” “project,” “intend,” “believe,” “expect,” “anticipate,” and other similar expressions generally identify forward-looking statements. Forward-looking statements in this Item 7 include, but are not limited to, statements regarding the following: the anticipated synergies from our acquisition of technology from Steinberg, VOB and FAST; the proportion of our total sales represented by our international sales; the disclosure of any material impact on our net sales less cost of sales, as a percentage of sales resulting from the sold or scrapped inventory; the importance of continued investment in research and development to our future growth and position in the industry; the expected allocation of resources and expenses related to engineering and product development; our anticipated sales, marketing and service expenses; our evaluation of our goodwill and intangible assets, and our expectations with respect to impairment charges for the quarter ended September 30, 2003; future tax treatment of our deferred tax asset valuation allowance; our deferred revenue for fiscal 2003 as compared to fiscal 2002, and the timing of our recognition of this revenue; the effect our reorganization during the quarter ended September 30, 2000 may have on our future operating results and earnings; the impact of our adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142; the sufficiency of our existing cash and cash equivalent balances as well as cash flow from operations to support our current operations and growth for the foreseeable future; our expected accounts receivable compared with our historical accounts receivable; the judgments and estimates management makes in applying our accounting policies, and the impact upon our financial condition and results operation if management were to make different judgments or apply different estimates; the impact of the application of EITF Issue No. 00-21 and the impact of our adoption of SFAS No. 149 and SFAS No. 150.

There can be no assurance that these expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in this Annual Report on Form 10-K, including, without limitation, in the section entitled “Factors Affecting Future Operating Results” in this Item 7. All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995.

Business Overview

We are a supplier of digital video products that provide customers, ranging from individuals with little video experience to broadcasters, with simple or advanced products depending on their needs. Our digital video products include capture, editing, storage, play-out, graphics, compact disc (CD) and digital versatile disc (DVD) burning, audio editing and television viewing features for customers, whether they are at home, at work or on the air. Our products are used to create, store, and distribute video content for television programs, television commercials, pay-per-view, sports videos, corporate communications and personal home movies. The dramatic increase in distribution channels including cable television, direct satellite broadcast, video-on-demand, DVDs, and the Internet have led to a rapid increase in demand for video content. This is driving a market need for affordable, easy-to-use video creation, storage, distribution and streaming tools.

Our products use standard computer platforms and networks and combine our technologies to provide digital video solutions to users around the world. In order to address the broadcast market, we offer networked systems solutions based on information technology in four areas: on-air graphics, news and sports, play-out of programs and commercials, and program editing and post-production. Our sports applications include solutions used by sports teams to enhance player training. In order to address the consumer market, we offer low cost, easy-to-use video editing and viewing solutions that allow consumers to view television on their computers and to edit their home videos using a personal computer, camcorder and video cassette recorder (VCR), and to output their productions to tape, CD, DVD or the Internet. We offer editing applications for both consumers and business users. These editing applications include intuitive interfaces and streamlined workflows and enable the addition of special effects, graphics and titles. We also offer applications that address CD/DVD burning for audio, video and data and special purpose audio editing applications for consumers and music enthusiasts.

We are organized into two divisions: (1) Broadcast and Professional and (2) Business and Consumer. We believe this organizational structure enables us to effectively address varying product requirements, rapidly implement our core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets. See Note 10 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Acquisitions-Fiscal 2003

Steinberg Media Technologies AG

In January 2003, we acquired Steinberg Media Technologies AG, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. We integrated Steinberg into our Business and Consumer division. We introduced our new Pinnacle-branded Steinberg audio products during the quarter ended March 31, 2003.

The purchase price was approximately $24.4 million, of which approximately $8.2 million was paid in cash and approximately $14.6 million represents the value of the 1,127,768 shares of our common stock that were issued. The value of the common stock issued was determined based on the average market price of our common stock over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. In accordance with the Steinberg acquisition agreement, we also paid an aggregate $1.2 million to the former shareholders of Steinberg as an adjustment to the market price at which our common stock was issued relative to the market price at which they sold the stock. The calculation was determined by the difference between the average price at which each of the two former Steinberg shareholders sold the portion of their shares that were price protected, and the amount that these shareholders would have received if they had sold their price-protected shares at the price at which such shares were issued. We also incurred approximately $0.4 million in transaction costs. The synergies that we plan to generate by using this technology in other products was the justification for a purchase price of approximately $12.4 million higher than the fair value of the identifiable acquired assets. We recorded this $12.4 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$4,660
Property and equipment	881
Identifiable intangible assets	23,900
Goodwill	12,439

Total assets acquired	41,880
Current liabilities assumed	(17,516)

Net assets acquired	$24,364

The identifiable intangible assets include developed core technology of $13.2 million, trademarks and trade names of $1.3 million, and customer-related intangibles of $8.9 million, all of which are being amortized over a five-year period. We also acquired in-process research and development of $0.5 million, which was subsequently expensed during the quarter ended March 31, 2003. The $12.4 million of goodwill was assigned to the Business and Consumer division and has not been amortized, in accordance with the requirements of Statement of Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and is not deductible for tax purposes.

VOB Computersysteme GmbH

In October 2002, we acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The results of VOB’s operations have been included in our consolidated financial statements since that date. We merged VOB into our Business and Consumer division. We have combined VOB’s writable CD and DVD technology with some of our existing technology, which resulted in the introduction of our new Instant products during the quarter ended March 31, 2003.

The purchase price was approximately $7.4 million, of which approximately $3.9 million was paid in cash and approximately $3.2 million represents the value of the 308,593 shares of our common stock that were issued.

The value of our common stock issued was determined based on the average market price of our common stock over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. We also incurred approximately $0.3 million in transaction costs. The synergies that we plan to generate by using this technology in other products was the justification for a purchase price of approximately $7.0 million higher than the fair value of the identifiable acquired assets. We recorded this $7.0 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$424
Property and equipment	37
Identifiable intangible assets	1,037
Goodwill	6,995

Total assets acquired	8,493
Current liabilities assumed	(1,120)

Net assets acquired	$7,373

The identifiable intangible assets include developed core technology of $0.5 million and customer-related intangibles of $0.5 million, and are being amortized over a five-year period. The $7.0 million of goodwill was assigned to the Business and Consumer division and has not been amortized, which is in accordance with the requirements of SFAS No. 142, and is not deductible for tax purposes.

Acquisitions-Fiscal 2002

FAST Multimedia

In October 2001, we acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively referred to as FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in our consolidated financial statements since the acquisition date. We acquired technology and products from FAST to add their sophisticated video editing software applications to our current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products.

The purchase price was approximately $13.7 million, of which approximately $2.3 million was paid in cash and approximately $10.9 million represents the value of shares of our common stock that were issued. This $10.9 million value of shares of our stock issued is net of a $0.2 million foreign currency gain, which was calculated as the difference in value between the announcement date and the disbursement date of the shares. In October 2001, the cash portion of the purchase price was paid and a first installment of 1.2 million shares, valued at approximately $5.1 million, was issued. A second installment of approximately 1.0 million shares was issued in February 2002 and was recorded as a $6.0 million increase to equity. The value of the common shares was determined based on the average market price of our shares over a few days before and after the terms of the purchase were agreed to and announced in September 2001. We also incurred approximately $0.3 million in transaction costs. The synergies that we plan to generate by using this technology in other products were the justification for a purchase price of approximately $6.4 million higher than the fair value of the identifiable acquired net assets. We recorded this $6.4 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$316
Property and equipment	449
Core/developed technology	5,000
Trademarks and trade names	650
Customer-related intangibles	1,100
Goodwill	6,448

Total assets acquired	13,963
Accrued expenses assumed	(203)

Net assets acquired	$13,760

The identifiable intangible assets include core/developed technology of $5.0 million, trademarks and trade names of $0.7 million, and customer-related intangibles of $1.1 million, all of which are being amortized over a four-year period. The $6.4 million of goodwill was assigned to the Broadcast and Professional division and, in accordance with the requirements of SFAS No. 142, has not been amortized.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data as a percentage of net sales:

	Fiscal Year Ended June 30,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	46.0	49.3	57.8
Engineering and product development	11.5	13.6	13.7
Sales, marketing and service	28.1	30.8	26.3
General and administrative	5.9	6.7	5.9
Amortization of goodwill	—	7.8	5.7
Amortization of other intangible assets	4.4	7.7	6.6
Legal judgment	4.6	—	—
In-process research and development	0.1	—	—
Acquisition settlement	—	—	5.1

Total costs and expenses	100.6	115.9	121.1

Operating loss	(0.6)	(15.9)	(21.1)
Interest and other income, net	0.8	1.0	0.8
Impairment of equity investments	—	—	(0.7)

Income (loss) before income taxes and cumulative effect of change in accounting principle	0.2	(14.9)	(21.0)
Income tax expense	1.0	2.4	3.1

Loss before cumulative effect of change in accounting principle	(0.8)	(17.3)	(24.1)
Cumulative effect of change in accounting principle	(5.8)	—	(0.1)

Net loss	(6.6)%	(17.3)%	(24.2)%

COMPARISON OF THE YEARS ENDED JUNE 30, 2003 AND 2002

Net Sales

Overall net sales increased 42.8% to $331.1 million in the fiscal year ended June 30, 2003 from $231.8 million in the fiscal year ended June 30, 2002. Net sales increased in the fiscal year ended June 30, 2003, compared to the fiscal year ended June 30, 2002, in both the Broadcast and Professional and the Business and Consumer divisions.

The following is a summary of net sales by division for the fiscal years ended June 30, 2003 and June 30, 2002 (in thousands):

	Fiscal Year Ended June 30:
Net Sales by Division	2003	% of Net Sales	2002	% of Net Sales	% Change
Broadcast and Professional	$142,719	43.1%	$120,835	52.1%	18.1%
Business and Consumer	188,361	56.9%	110,956	47.9%	69.8%

Total	$331,080	100.0%	$231,791	100.0%	42.8%

In the fiscal year ended June 30, 2003, the Broadcast and Professional division represented 43.1% of our total sales, while the Business and Consumer division represented 56.9% of our total sales. In the fiscal year ended June 30, 2002, the Broadcast and Professional division represented 52.1% of our total sales, while the Business and Consumer division represented 47.9% of our total sales.

Broadcast and Professional sales increased 18.1% to $142.7 million in the fiscal year ended June 30, 2003 from $120.8 million in the fiscal year ended June 30, 2002. This increase was primarily due to increased sales of our servers, several installations of our Vortex News systems, increased sales of our Live-to-Air production products, the addition of our editing products from product lines acquired from FAST in October 2001 and increased sales of our team sports systems. These increases were slightly offset by a decrease in sales of our content creation products.

Business and Consumer sales increased 69.8% to $188.4 million in the fiscal year ended June 30, 2003 from $111.0 million in the fiscal year ended June 30, 2002. This increase was primarily due to increased sales of our existing and new versions of our Studio, television receiver and Edition products, increased sales of approximately $13.1 million resulting from the addition of product lines acquired from Steinberg and increased sales of approximately $13.2 million resulting from the addition of product lines acquired from VOB, which includes our Instant product line.

Deferred revenue decreased 12.0% to $10.1 million as of June 30, 2003 from $11.5 million as of June 30, 2002. Deferred revenue decreased due to the recognition of several large system sales in our Broadcast and Professional division, since installation was completed and customer acceptance was received. This decrease was mostly offset by an increase in extended support and maintenance contracts.

The following is a summary of net sales by region for the fiscal years ended June 30, 2003 and June 30, 2002 (in thousands):

	Fiscal Year Ended June 30:
Net Sales by Region	2003	% of Net Sales	2002	% of Net Sales	% Change
North America	$141,623	42.8%	$113,496	49.0%	24.8%
International	189,457	57.2%	118,295	51.0%	60.2%

Total	$331,080	100.0%	$231,791	100.0%	42.8%

For the fiscal year ended June 30, 2003 and June 30, 2002, international sales (sales outside of North America) represented 57.2% and 51.0% of our net sales, respectively, while North American sales represented 42.8% and 49.0% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

International sales increased 60.2% to $189.5 million in the fiscal year ended June 30, 2003 from $118.3 million in the fiscal year ended June 30, 2002. International sales increased primarily due to strong international retail sales, increased sales of our existing and new versions of products in our Business and Consumer division, increased sales of approximately $9.6 million resulting from the addition of product lines acquired from Steinberg and increased sales of approximately $8.5 million resulting from the addition of product lines acquired from VOB.

North American sales increased 24.8% to $141.6 million in the fiscal year ended June 30, 2003 from $113.5 million in the fiscal year ended June 30, 2002. North American sales increased primarily due to increased sales of our servers, the installations of our Vortex News systems in our Broadcast and Professional division, increased sales of our existing and new versions of products in our Business and Consumer division, increased sales of approximately $3.5 million resulting from the addition of product lines acquired from Steinberg and increased sales of approximately $4.7 million resulting from the addition of product lines acquired from VOB.

Our sales were relatively linear throughout the quarters in fiscal 2002 and the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. In addition, the increase in our large systems sales, the expansion of our distribution channels, or the introduction of new products at the end of a given quarter could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter.

Cost of Sales

We distribute and sell our products to users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our net sales less cost of sales, as a percentage of net sales, vary depending on the product, the channel of distribution, the volume of product purchased, and other factors.

Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage.

Our total cost of sales increased 33.2% to $152.1 million in the fiscal year ended June 30, 2003 from $114.2 million in the fiscal year ended June 30, 2002. Our total cost of sales for the fiscal year ended June 30, 2002 includes a $2.3 million inventory charge, which we recorded in the quarter ended September 30, 2001. As discussed in the section entitled “Restructuring” below, we completed our reorganization in the first quarter of fiscal 2002. As a percentage of total net sales, total cost of sales decreased to 45.9% in the fiscal year ended June 30, 2003 from 49.3% in the fiscal year ended June 30, 2002. The decrease in our total cost of sales, as a percentage of total net sales, for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002 was due to decreased cost of sales, as a percentage of net sales, in both the Broadcast and Professional division and the Business and Consumer division.

Broadcast and Professional cost of sales increased 2.9% to $58.0 million in the fiscal year ended June 30, 2003 from $56.4 million in the fiscal year ended June 30, 2002. Broadcast and Professional cost of sales for the fiscal year ended June 30, 2002 includes a $2.3 million inventory charge, which we recorded in the quarter ended September 30, 2001. As a percentage of Broadcast and Professional net sales, our Broadcast and Professional cost of sales decreased to 40.6% in the fiscal year ended June 30, 2003 from 46.7% in the fiscal year ended June 30, 2002. The decrease in Broadcast and Professional cost of sales, as a percentage of Broadcast and Professional net sales, was primarily due to lower material costs and a decrease in manufacturing overhead costs, as a percentage of sales, because of more efficient operations.

Business and Consumer cost of sales increased 62.8% to $94.1 million in the fiscal year ended June 30, 2003 from $57.8 million in the fiscal year ended June 30, 2002. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales decreased to 50.0% in the fiscal year ended June 30, 2003 from 52.1% in the fiscal year ended June 30, 2002. The decrease in Business and Consumer cost of sales, as a percentage of Business and Consumer net sales, was primarily due to a change in product mix which consisted of a higher portion of software products during the fiscal year ended June 30, 2003, compared to the fiscal year ended June 30, 2002. Cost of sales, as a percentage of net sales, from our software products is generally lower than cost of sales, as a percentage of net sales, from our hardware products.

Restructuring

During the quarter ended September 30, 2001, we reorganized and merged operations of the Broadcast division and the Professional Media division into one division named the Broadcast and Professional division. The new divisions equate to two reportable segments: Broadcast and Professional, and Business and Consumer. The reorganization was performed to provide a structure that would allow better focus on our business and reduction of costs. As part of this reorganization, we consolidated our worldwide accounting function and eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $0.7 million related to severance and associated costs related to employees who were terminated during the quarter ended September 30, 2001.

Included in the cost of sales for the quarter ended September 30, 2001 was a $2.3 million inventory charge related to the write-down of products used in our Vortex News systems, which are included in our Broadcast and Professional division. This $2.3 million inventory charge was recorded in the quarter ended September 30, 2001, and resulted from upgrading our TARGA2000 product with our TARGA3000 product (a component of our Vortex News systems), which is included in our Broadcast and Professional division. As a result, we recorded a $2.3 million inventory charge to write-down inventory related to the TARGA2000. During the fiscal year ended June 30, 2003, we scrapped $2.3 million of this previously written-down inventory and, as a result, there was no material impact on our results of operations.

Engineering and Product Development

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses increased 21.5% to $38.2 million in the fiscal year ended June 30, 2003 from $31.4 million in the fiscal year ended June 30, 2002. This increase was primarily due to increased engineering and product development personnel and the acquisition of Steinberg in January 2003 and VOB in October 2002. We believe that investment in research and development is crucial to our future growth and position in the industry and expect to continue to allocate significant resources to all of our engineering and product development locations throughout the world. We expect our engineering and product development expenses to continue to be significant in future periods.

As a percentage of net sales, engineering and product development expenses decreased to 11.5% in the fiscal year ended June 30, 2003 from 13.6% in the fiscal year ended June 30, 2002. The decrease in engineering and product development expenses, as a percentage of net sales, was primarily due to a growth in net sales without a corresponding increase in engineering and product development expenses.

Sales, Marketing and Service

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

Sales, marketing and service expenses increased 30.0% to $92.9 million in the fiscal year ended June 30, 2003 from $71.4 million in the fiscal year ended June 30, 2002. The increase was primarily due to increased personnel, the expansion of our sales operations into broader markets, higher marketing costs associated with the launch of our new products, and the acquisition of Steinberg in January 2003.

As a percentage of net sales, sales, marketing and service expenses decreased to 28.1% in the fiscal year ended June 30, 2003 from 30.8% in the fiscal year ended June 30, 2002. The decrease in sales, marketing and service expenses, as a percentage of net sales, was primarily due to sales increasing at a faster rate than the corresponding sales, marketing and service expenses, since some portion of our sales and marketing expenses are relatively fixed and not variable with changes in sales. We expect our sales, marketing and service expenses to continue to be significant in future periods.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses.

General and administrative expenses increased 24.5% to $19.4 million in the fiscal year ended June 30, 2003 from $15.6 million in the fiscal year ended June 30, 2002. This increase in general and administrative expenses was primarily due to higher legal fees related to the Athle-Tech Claim, increased personnel costs due to the additional hiring of finance and management personnel, and higher insurance costs for directors and officers, property and general liability.

As a percentage of net sales, general and administrative expenses decreased to 5.9% in the fiscal year ended June 30, 2003 from 6.7% in the fiscal year ended June 30, 2002. This decrease in general and administrative expenses as a percentage of net sales was due to an increase in sales without a corresponding increase in general and administrative expenses, due to improved efficiencies in managing our general and administrative expenses. As discussed in the Restructuring section, above, we completed our reorganization in the first quarter of fiscal 2002. We did not reorganize our business operations during the fiscal year ended June 30, 2003.

Amortization of Goodwill

Goodwill is the amount by which the cost of acquired identifiable net assets exceeded the fair values of those identifiable net assets on the date of purchase.

In July 2001, the FASB issued SFAS No. 142, which we adopted on July 1, 2002. As a result of our adoption of SFAS No. 142, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

The amortization of goodwill decreased to zero in the fiscal year ended June 30, 2003 from $18.0 million in the fiscal year ended June 30, 2002. This decrease was the result of our adoption of SFAS No. 142 on July 1, 2002, which required the discontinuance of goodwill amortization.

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. As of June 30, 2002, we had approximately $57.9 million of goodwill and $17.2 million of other intangible assets. As of June 30, 2003, we had approximately $60.6 million of goodwill and $29.3 million of other intangible assets.

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

Step 1.    We compared the fair value of our reporting units to their carrying amount, including the existing goodwill and other intangible assets. As of July 1, 2002, since the carrying amount of two of our reporting units in the Broadcast and Professional division exceeded their fair value, the comparison indicated that our reporting units’ goodwill was impaired (see Step 2 below).

Step 2.    For purposes of performing the second step, we used a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including intangibles, and liabilities of each of these reporting units, respectively. The residual fair value after the purchase price allocation is the implied fair value of the reporting unit goodwill. At the adoption date, July 1, 2002, the implied fair value of the reporting unit goodwill was less than the carrying amount of goodwill, resulting in a transitional impairment loss of $19.3 million recorded during the quarter ended September 30, 2002.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge. We have chosen the first quarter of each fiscal year as the date of the annual impairment test. A goodwill impairment charge may be required if we receive a negative ruling from the DES earnout arbitration.

Amortization of Other Intangible Assets

Acquisition-related intangible assets result from our acquisition of businesses accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, assembled workforce, and other identifiable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to six years.

The amortization of our intangible assets decreased 18.3% to $14.6 million in the fiscal year ended June 30, 2003 from $17.9 million in the fiscal year ended June 30, 2002. This decrease in amortization was primarily due to several intangible assets that became fully amortized during the quarter ended September 30, 2002, which was partially offset by an increase in intangible amortization resulting from the acquisition of Steinberg in January 2003, the acquisition of VOB in October 2002 and the acquisition of technology and products from FAST in October 2001.

Legal Judgment

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated (Athle-Tech) v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle was filed (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we have accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of June 30, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a letter of credit through one of our financial institutions on April 11, 2003, which expires on April 11, 2004, for $16.9 million and was classified as restricted cash as of June 30, 2003.

In-Process Research and Development

During the fiscal year ended June 30, 2003, we recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

Interest and Other Income, net

Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper, and foreign currency transaction gains or losses. Interest and other income increased 13.9% to $2.5 million in the fiscal year ended June 30, 2003 from $2.2 million in the fiscal year ended June 30, 2002. This increase in interest and other income was primarily due to a foreign currency remeasurement gain of approximately $1.2 million, resulting from a change in value of one of our intercompany accounts (see Note 1 of Notes to Consolidated Financial Statements), which was partially offset by lower interest rate yields earned on investments.

Income Tax Expense

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $3.3 million and $5.5 million for the fiscal years ended June 30, 2003 and 2002, respectively, primarily relating to income from our international subsidiaries. The net deferred tax liabilities as of June 30, 2003 and June 30, 2002 were $(7.8) million and $(0.7) million, respectively. In accordance with generally accepted accounting principles in the U.S., a valuation allowance of $39.1 million, of which $3.8 million was recorded during year ended June 30, 2003, is recorded against the U.S. deferred tax asset, to reduce the net U.S. deferred tax asset to an amount considered to be more likely than not realizable. The majority of the valuation allowance relates to accrued expenses and allowances, acquired intangibles, and net operating loss carryforwards, which will be benefited as a reduction in tax expense if it is later determined that the related deferred tax asset is more likely than not to be realized. The valuation allowance of $8.8 million relates to tax benefits associated with the exercise of stock options, which will be credited to stockholders’ equity when recognized. The valuation allowance of $3.9 million relates to foreign net operating loss carryforwards from the acquisition of Steinberg Media Technologies AG, which will reduce goodwill if it is later determined that the related deferred tax assets are more likely than not to be realized.

As of June 30, 2003, we had federal and state net operating loss carryforwards of approximately $20.7 million and $11.4 million, respectively. Our federal net operating loss carryforwards expire in the years 2020 through 2023, if not utilized. Our state net operating loss expires in the years 2011 through 2014, if not utilized. We had foreign net operating loss carryforwards of $9.8 million, which have no expiration provision. In addition, we had federal research and experimentation credit carryforwards of $3.5 million, which expire in 2003 through 2022, and state research and experimentation credit carryforwards of $0.9 million, which have no expiration provision.

Cumulative Effect of Change in Accounting Principle

As a result of our adoption of SFAS No. 142 on July 1, 2002, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. (See Note 4 of Notes to Consolidated Financial Statements).

COMPARISON OF THE YEARS ENDED JUNE 30, 2002 AND 2001

Net Sales

Overall net sales decreased 7.4% to $231.8 million in the fiscal year ended June 30, 2002, from $250.2 million in the fiscal year ended June 30, 2001. Overall net sales decreased primarily because of the global economic downturn, which mainly impacted our international sales. This overall net sales decrease was partially offset by an increase in our North American sales, which was primarily due to new product introductions in our Business and Consumer division, new retail customers, and increases in sales of solutions used by broadcasters in live-to-air applications.

The following is a summary of net sales by division for the fiscal years ended June 30, 2002 and June 30, 2001 (in thousands):

	Fiscal Year Ended June 30:				% Change
Net Sales by Division	2002	% of Net Sales	2001	% of Net Sales
Broadcast and Professional	$120,835	52.1%	$140,676	56.2%	(14.1)%
Business and Consumer	110,956	47.9%	109,561	43.8%	1.3%

Total	$231,791	100.0%	$250,237	100.0%	(7.4)%

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

Business and Consumer sales increased 1.3% to $111.0 million in the fiscal year ended June 30, 2002 from $109.6 million in the fiscal year ended June 30, 2001. The Business and Consumer sales increase was due to some of our new business products, which include Pro-ONE, that was introduced to the market in August 2001, and our new consumer software products, including Studio version 7 editing software, that shipped in June 2001, and Pinnacle Express DVD authoring software, that was introduced to the market in September 2001. We also added new retail customers during the fiscal year ended June 30, 2002. These sales increases were mostly offset by decreased sales of products aimed at the business market, which include the DV500, DC30plus, DC1000 and DC2000 products.

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

In an effort to reduce costs during the quarter ended December 31, 2001, we effectively shut down our operations for one week during the Thanksgiving holiday and for the holiday week during the last week of December 2001. This shutdown resulted in the majority of our employees taking vacation during the shutdown periods, which reduced our operating expenses during the quarter ended December 31, 2001. We did not have similar savings during the quarters ended March 31, 2002 and June 30, 2002.

Deferred revenue increased 237.0% to $11.5 million as of June 30, 2002 from $3.4 million as of June 30, 2001. This increase in deferred revenue was primarily due to an increase in large system sales in our Broadcast and Professional division. As of June 30, 2002 and 2001, we billed certain customers for several installments but did not recognize associated revenue as the recognition criteria were not yet met with these large system sales. We recognize the revenue for these large system sales upon the completion of installation and customer acceptance.

The following is a summary of revenues by region (in thousands):

	Fiscal Year Ended June 30:				% Change
Region	2002	% of Net Sales	2001	% of Net Sales
North America	$113,496	49.0%	$105,340	42.1%	7.7%
International	118,295	51.0%	144,897	57.9%	(18.4)%

Total	$231,791	100.0%	$250,237	100.0%	(7.4)%

For the fiscal years ended June 30, 2002 and June 30, 2001, international sales (sales outside of North America) represented 51.0% and 57.9% of our net sales, respectively, while North American sales represented 49.0% and 42.1% of our net sales, respectively.

International sales decreased 18.4% to $118.3 million in the fiscal year ended June 30, 2002 from $144.9 million in the fiscal year ended June 30, 2001. International sales decreased primarily due to decreased sales in Europe and the Asia Pacific region resulting from the economic downturn.

North American sales increased 7.7% to $113.5 million in the fiscal year ended June 30, 2002 from $105.3 million in the fiscal year ended June 30, 2001. North American sales increased primarily due to new product introductions in our Business and Consumer division, as described above, and new retail and OEM customers, which were partially offset by the economic downturn.

Cost of Sales

We distribute and sell our products to users through the combination of independent domestic and international dealers and VARs, retail distributors, OEMs and, to a lesser extent, a direct sales force. Sales to dealers, VARs, distributors and OEMs are generally at a discount to the published list prices. The amount of discount, and consequently, our net sales less cost of sales, as a percentage of net sales, vary depending on the product, the channel of distribution, the volume of product purchased, and other factors.

Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage.

Our total cost of sales decreased 21.0% to $114.2 million in the fiscal year ended June 30, 2002 from $144.6 million in the fiscal year ended June 30, 2001. Our total cost of sales for the fiscal year ended June 30, 2002 includes a $2.3 million inventory charge, which was recorded in the first quarter of fiscal 2002. Our total cost of sales for the fiscal year ended June 30, 2001 includes a $10.2 million inventory charge, consisting of a $2.5 million charge and a $7.7 million charge in the first and fourth quarters, respectively, of fiscal 2001. As a percentage of total net sales, total cost of sales decreased to 49.3% in the fiscal year ended June 30, 2002 from 57.8% in the fiscal year ended June 30, 2001. The decrease in our total cost of sales, as a percentage of total net sales, for the fiscal year ended June 30, 2002 compared to the fiscal year ended June 30, 2001 was due to decreased cost of sales, as a percentage of net sales, in both the Broadcast and Professional division and the Business and Consumer division.

Broadcast and Professional cost of sales decreased 25.8% to $56.4 million in the fiscal year ended June 30, 2002 from $76.0 million in the fiscal year ended June 30, 2001. Broadcast and Professional cost of sales for the fiscal year ended June 30, 2002 includes a $2.3 million inventory charge, which was recorded in the first quarter of fiscal 2002. Broadcast and Professional cost of sales for the fiscal year ended June 30, 2001 includes a $7.9 million inventory charge, consisting of a $2.5 million charge and a $5.4 million charge in the first and fourth quarters, respectively, of 2001. As a percentage of Broadcast and Professional net sales, our Broadcast and Professional cost of sales decreased to 46.7% in the fiscal year ended June 30, 2002 from 54.0% in the fiscal year ended June 30, 2001. The decrease in Broadcast and Professional cost of sales, as a percentage of Broadcast and Professional net sales, was primarily due to a decrease in manufacturing overhead costs, as a percentage of sales, because of more efficient operations and reduced manufacturing spending. The decrease was also attributable to lower material costs.

Business and Consumer cost of sales decreased 15.7% to $57.8 million in the fiscal year ended June 30, 2002 from $68.6 million in the fiscal year ended June 30, 2001. Business and Consumer cost of sales for the fiscal year ended June 30, 2001 includes a $2.3 million inventory charge, which was recorded in the fourth quarter of fiscal 2001. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales decreased to 52.1% in the fiscal year ended June 30, 2002 from 62.6% in the fiscal year ended June 30, 2001. The decrease in Business and Consumer cost of sales, as a percentage of Business and Consumer net sales, was primarily due to a change in product mix which consisted of a higher portion of software products during the fiscal year ended June 30, 2002, compared to the fiscal year ended June 30, 2001. Cost of sales, as a percentage of net sales, from our software products is generally lower than cost of sales, as a percentage of net sales, from our hardware products.

Restructuring

Included in the cost of sales for the fiscal year ended June 30, 2002 was a $2.3 million inventory charge related to the write-down of products used in our Vortex News systems, which are included in our Broadcast and Professional division. This $2.3 million inventory charge was recorded in the quarter ended September 30, 2001, and resulted from upgrading our TARGA2000 product with our TARGA3000 product (a component of our Vortex News systems), which is included in our Broadcast and Professional division. As a result, we recorded a $2.3 million inventory charge to write down inventory related to the TARGA2000. As of June 30, 2002, this $2.3 million of written-down inventory had not been scrapped or sold.

Included in the cost of sales for the fiscal year ended June 30, 2001 was a $10.2 million inventory charge, consisting of a $2.5 million charge and a $7.7 million charge in the first and fourth quarters, respectively, of 2001. The charges related to discontinued products and accessories of which $7.9 million related to the Broadcast and Professional division and $2.3 million related to the Business and Consumer division. These inventory charges were part of reorganizations we implemented in each of the first and fourth quarters of fiscal 2001, as described in more detail below and in the section entitled “General and Administrative.”

During the quarter ended September 30, 2000, we reorganized our internal reporting structure to facilitate better and more efficient reporting and to increase internal accountability. In conjunction with this reorganization, we streamlined our product line offerings by discontinuing certain products, including primarily Alladin and the 18G and 50G versions of the Media Stream servers, and by writing down excess TARGA2000 and DVD 1000 inventory to its net realizable value. This resulted in an inventory charge of $2.5 million to reduce the inventory carrying value to its estimated net realizable value on the secondary parts market. This inventory was subsequently sold on the secondary parts market for approximately its revised carrying amount. As a result of this reorganization, we increased the effectiveness of our internal processes and streamlined our product offerings, which we expect will indirectly improve our operating results over time. We do not expect the reorganization to have a significant direct effect on future earnings.

During the quarter ended June 30, 2001, we reorganized further and streamlined our operations into three divisions: the Broadcast Solutions division, the Professional Media division and the Business and Consumer division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we reevaluated our product offerings and better aligned them within our distribution channels. This reevaluation led to the discontinuance of certain products in an effort to simplify our manufacturing, sales and marketing processes and to more rapidly transition to newer product designs. As a result, we recorded a $7.7 million inventory charge to write down inventory to its estimated net realizable value. The discontinued products primarily consisted of certain versions of our PCTV, Thunder, DC30, DC50, DV300, DV200 and MP10 products. The simplified product lines resulted in improved efficiencies in marketing, sales, and manufacturing. As of June 30, 2002, most of this inventory had been scrapped or sold on the secondary parts market with no material impact on our results of operations.

Engineering and Product Development

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses decreased 8.3% to $31.4 million in the fiscal year ended June 30, 2002 from $34.3 million in the fiscal year ended June 30, 2001. This decrease was primarily due to our efforts to reduce engineering expenses commensurate with our lower revenue. As a percentage of sales, engineering and product development expenses were relatively consistent at 13.6% in the fiscal year ended June 30, 2002 compared to 13.7% in the fiscal year ended June 30, 2001.

Sales, Marketing, and Service

Sales, marketing, and service expenses include compensation and benefits for sales, marketing and customer service personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

Sales, marketing and service expenses increased 8.5% to $71.5 million in the fiscal year ended June 30, 2002 from $65.9 million in the fiscal year ended June 30, 2001. As a percentage of net sales, sales, marketing and service expenses increased to 30.8% in the fiscal year ended June 30, 2002 from 26.3% in the fiscal year ended June 30, 2001. The increase was primarily due to the broader sales organization that we established in our Business and Consumer division in an effort to better serve the various local markets.

General and Administrative

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses.

General and administrative expenses increased 6.3% to $15.6 million in the fiscal year ended June 30, 2002 from $14.7 million in the fiscal year ended June 30, 2001. As a percentage of total revenue, general and administrative expenses were 6.7% and 5.9% in the fiscal years ended June 30, 2002 and 2001, respectively. This increase in general and administrative expenses was primarily due to an increase in personnel, which was partially offset by lower reorganization costs incurred during the fiscal year ended June 30, 2002 compared to the fiscal year ended June 30, 2001. As discussed in the Cost of Sales section, above, we completed reorganizations in the first and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002.

During the quarter ended September 30, 2000, we reorganized our internal reporting structure by changing the organizational structure in order to facilitate better and more efficient internal reporting of the results of our business units. This reorganization required a modest reduction in headcount due to the more efficient organizational structure, resulting in involuntary termination expenses of $0.4 million, consisting primarily of severance for employees who were terminated during the quarter ended September 30, 2000.

During the quarter ended June 30, 2001, we reorganized further and streamlined our operations into three distinct divisions: the Broadcast Solutions division, the Professional Media division and the Business and Consumer division. Each of these divisions was given full profit and loss responsibility. As part of this reorganization, which was implemented to reduce operating losses in response to decreased sales, we eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $1.1 million related to severance and associated costs related to employees that were terminated during the quarter. As a result of this reorganization and a reduction in discretionary spending, we significantly decreased total operating expenses by approximately $4 million in the first quarter of fiscal 2002 compared to the fourth quarter of fiscal 2001. However, operating expenses increased during fiscal 2002 compared to fiscal 2001, net of the acquisition settlement in fiscal 2001, as our business stabilized and returned to growth.

During the quarter ended September 30, 2001, we reorganized and merged operations of the Broadcast and Professional Media divisions into one division named the Broadcast and Professional division. The new divisions equate to two reportable segments: Broadcast and Professional, and Business and Consumer. The reorganization was performed to provide a structure that would allow better focus on our business and reduction of costs. As part of this reorganization, we consolidated our worldwide accounting function and eliminated certain redundant positions, resulting in involuntary termination expenses of approximately $0.7 million related to severance and associated costs related to employees who were terminated during the quarter ended September 30, 2001.

Amortization of Acquisition-Related Intangible Assets

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which we fully adopted on July 1, 2002. Upon adoption, goodwill and identifiable intangible assets with indefinite lives are no longer amortized. In addition, SFAS No. 142 is effective with respect to business combinations in fiscal 2002, and as a result, we no longer amortize goodwill for any acquisitions completed since July 1, 2001. SFAS No. 142 requires that we evaluate our goodwill and identifiable intangible assets with indefinite useful lives for impairment.

In accordance with SFAS No. 142, we evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we recognize an impairment charge. We have chosen the first quarter of each fiscal year as the date of the annual impairment test.

Acquisition Settlement

On September 30, 2000, we agreed to compensate certain former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May, 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001 was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper. Interest and other income increased approximately 16.8% to $2.2 million in the fiscal year ended June 30, 2002, from $1.9 million in the fiscal year ended June 30, 2001. This increase was primarily due to a higher invested balance, which was partially offset by a one-time interest payment that we made in August 2001 to a certain customer in connection with the cancellation of a sales contract.

Income Tax Expense

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $5.5 million and $7.6 million for the fiscal years ended 2002 and 2001, respectively. We incurred a tax expense in the fiscal year ended June 30, 2002 primarily because of income from our international subsidiaries. We incurred a tax expense in fiscal 2001 primarily because of the increase in our valuation allowance on deferred tax assets. As of June 30, 2002, we had provided a valuation allowance for our net U.S. deferred tax assets, as we were unable to conclude that all of the deferred tax assets were more likely than not to be realized. The total valuation allowance was $35.3 million and $32.5 million as of June 30, 2002 and 2001, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of June 30, 2003, and 2002 are summarized as follows (in thousands):

	As of June 30,
	2003	2002
Cash and cash equivalents	$62,617	$80,575

In addition to cash and cash equivalents, shown above, we had restricted cash and short-term marketable securities as follows (in thousands):

	As of June 30,
	2003	2002
Restricted cash	$16,890	$—
Short-term marketable securities	18,804	7,854

Total restricted cash and short-term marketable securities	$35,694	$7,854

Cash and cash equivalents were $62.6 million as of June 30, 2003, compared to $80.6 million as of June 30, 2002. Cash and cash equivalents of $62.6 million as of June 30, 2003 do not include $16.9 million of cash that was generated from operations but classified as restricted cash on our balance sheet as of June 30, 2003, since the funds are restricted for the Athle-Tech Claim (see the section above entitled “Legal Judgment”).

Cash and cash equivalents decreased $18.0 million during the fiscal year ended June 30, 2003, compared to an increase of $32.8 million during the fiscal year ended June 30, 2002.

We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our current operations and growth for at least the next twelve months.

Operating Activities

Our operating activities for the fiscal years ended June 30, 2003 and 2002 are summarized as follows (in thousands):

	Fiscal Year Ended June 30,
Operating Activities	2003	2002
Cash provided by operating activities	$4,341	$34,505

Our operating activities generated cash of $4.4 million during the fiscal year ended June 30, 2003, which does not include the $16.9 million that was generated from operating activities but restricted for the Athle-Tech Claim, compared to generating cash of $34.5 million during the fiscal year ended June 30, 2002.

Cash generated from operations of $4.4 million during the fiscal year ended June 30, 2003, which does not include the $16.9 million that was generated from operating activities but restricted for the Athle-Tech Claim, was primarily attributable to our net loss adjusted for excluding non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, in-process research and development, and the cumulative effect of change in accounting principle related to the goodwill impairment that resulted from our adoption of SFAS No. 142 on July 1, 2002. Also contributing to this generated cash from operations was a significant increase in accrued expenses, in addition to an increase in accounts payable and a decrease in inventories, which was partially offset by increases in accounts receivables and prepaid expenses, and a decrease in deferred revenue. The significant increase in accrued expenses was primarily attributable to the accrual of the Athle-Tech Claim (see section entitled “Legal Judgment” above). Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, rapidly changing technology, customer requirements and change in demand. As discussed in the section entitled “Cumulative Effect of Change in Accounting Principle” above, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of goodwill. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $0.5 million, related to our acquisition of Steinberg, during the fiscal year ended June 30, 2003.

Cash generated from operations of $34.5 million during the fiscal year ended June 30, 2002 was attributable to a significant decrease in accounts receivable and inventories, and an increase in deferred revenues and accrued income taxes, which were partially offset by decreases in accounts payable and accrued expenses. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $40.1 million for the fiscal year ended June 30, 2002. The significant decrease in our accounts receivable was the result of more linear sales and more effective cash management and collections. The increase in our deferred revenues was the result of receiving some advance payments on several large system sales, which we recorded as deferred revenue. We cannot reasonably expect accounts receivable to continue to decrease at this rate and we expect that our accounts receivable may increase in the future.

Investing Activities

Our investing activities for the fiscal years ended June 30, 2003 and 2002 are summarized as follows (in thousands):

	Fiscal Year Ended June 30,
Investing Activities	2003	2002
Cash used for investing activities	$(31,559)	$(13,805)

Our investing activities consumed cash of $31.6 million during the fiscal year ended June 30, 2003, compared to consuming cash of $13.8 million during the fiscal year ended June 30, 2002.

Cash consumed by investing activities of $31.6 million during the fiscal year ended June 30, 2003 was primarily due to the purchase of marketable securities and the cash payments for the acquisitions of Steinberg in January 2003 and VOB in October 2002, which were partially offset by the proceeds from the maturity of marketable securities. Cash was also consumed for the purchase of property and equipment.

Cash consumed from investing activities of $13.8 million during the fiscal year ended June 30, 2002 was due to the purchase of marketable securities, a cash payment for the acquired technology and products from FAST, and the purchase of property and equipment.

Financing Activities

Our financing activities for the fiscal years ended June 30, 2003 and 2002 are summarized as follows (in thousands):

	Fiscal Year Ended June 30,
Financing Activities	2003	2002
Cash provided by financing activities	$15,458	$7,638

Our financing activities generated cash of $15.5 million during the fiscal year ended June 30, 2003, compared to generating cash of $7.6 million during the fiscal year ended June 30, 2002.

Cash generated from financing activities of $15.5 million during the fiscal year ended June 30, 2003 was due to the exercise of employee stock options and the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP.

Cash generated from financing activities of $7.6 million during the fiscal year ended June 30, 2002 was due to the exercise of employee stock options and the proceeds from the purchase of our common stock through the ESPP.

Stock Option Exchange Program

In November 2001, we offered a voluntary Stock Option Exchange Program to certain eligible employees, which provided these employees with the opportunity to tender their existing stock options in exchange for an equal number of replacement options to be granted in June 2002, with an exercise price equal to the fair market value of our common stock on the date that the new options were granted. These elections were required to be made by December 17, 2001, and were required to include all options granted to the electing employee during the prior six-month period. A total of 155 employees elected to participate in the Stock Option Exchange

Program. Of the 11,000,000 stock options that were eligible to be tendered, 2,600,000 options, or 24%, were tendered in December 17, 2001. On June 19, 2002, we granted an aggregate of 2,550,009 replacement options to those employees who had been continuously employed by us from the date they tendered their options through the grant date.

Only our employees who lived and worked in the United States, Germany, Japan or the United Kingdom, and who were employed by us as of, or prior to, the commencement of the offer, were eligible to participate. Directors, executive officers and certain other officers were not eligible to participate in the Stock Option Exchange Program.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Fiscal Years Ending June 30:
2004	$5,434
2005	4,853
2006	3,224
2007	2,576
2008	1,844
Thereafter	929

Total operating lease obligations	$18,860

The lease obligation disclosure, above, represents a five-year period from July 1, 2003 through June 30, 2008 and any lease obligations thereafter. Rent expense for the fiscal years ended June 30, 2003, 2002 and 2001, was $5.0 million, $4.6 million and $3.1 million, respectively.

In January 2003, we acquired Steinberg, a company based in Hamburg, Germany. As a result of this acquisition, we assumed capital lease obligations for office equipment including copy machines and telephone systems. As of June 30, 2003, our total capital lease obligations were $0.2 million, which were long-term in nature and expire in February 2008.

Customer Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of June 30, 2003, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.

Other Contractual Obligations

Our contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, we do not have any other long-term obligations, or contractual cash obligations.

The most significant contractual financial obligations we have, other than specific balance sheet liabilities and facility leases, are the purchase order (PO) commitments we place with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture our products for sale. We place POs with our vendors on an ongoing basis based on our internal sales forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of June 30, 2003, the amount of outstanding POs was approximately $24.1 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

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

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements. Our critical accounting policies are as follows:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Valuation of goodwill and other intangible assets

•	Valuation of inventory

•	Deferred tax asset valuation allowance

Revenue Recognition

We derive our revenue primarily from the sale of products, including both hardware and perpetual software licenses and, to a lesser extent, from product support and services including product support contracts, installation and training services.

We generally recognize revenues from sales of products upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. If applicable to the sales transaction, revenue is only recorded if the revenue recognition criteria of Statement of Position 97-2, “Software Revenue Recognition,” as amended, are met.

Revenue from post contract customer support (“PCS”) is recognized ratably over the contractual term (typically one year). Installation and training revenue is deferred and recognized as these services are performed. For systems with complex installation processes where installation is considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. For shrink-wrapped products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide this telephone support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling costs associated with amounts billed to customers are included in revenue.

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, price protection when given and rebates when offered, at the time the related revenue is recorded. To estimate future product returns and reserves for rebates and price protection, we analyze historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of our products. To the extent that we have contracts for sales to channel partners who have unlimited return rights, revenue is recognized when the product is sold through to a customer.

We record OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Pinnacle software, provided collection of such revenue is deemed probable.

Our systems sales frequently involve multiple element arrangements in which a customer purchases a combination of hardware product, PCS, and/or professional services. For multiple element arrangements revenue is allocated to each element of the arrangement based on the relative fair value of each of the elements. When evidence of fair value exists for each of the undelivered elements but not for the delivered elements, we use the residual method to recognize revenue for the delivered elements. Under this method, the fair value of the undelivered elements is deferred until delivered and the remaining portion of the revenue is recognized. If evidence of the fair value of one or more of the undelivered elements does not exist, then revenue is only recognized when delivery of those elements has occurred or fair value has been established. Fair value is based on the prices charged when the same element is sold separately to customers.

Except for large systems sales, our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is recognized upon the earlier of receipt of written customer acceptance or a certain event, such as achievement of system “on-air” status, which contractually constitutes acceptance.

Deferred revenue includes customer advances, PCS (maintenance) revenue, and invoiced fees from arrangements where revenue recognition criteria are not yet met.

Management is required to make and apply significant judgments and estimates in connection with the recognition of revenue. Material differences may result in the amount and timing of our revenue for any period if our management were to make different judgments or apply different estimates.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. We record an allowance for receivables based on a percentage of accounts receivable. Additionally, individual overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state receivables at realizable value. In estimating the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, and the aging of our receivables.

We must make significant judgments and estimates in connection with establishing the uncollectibility of our accounts receivables. We assess the realization of receivables, including assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. Material differences may result in the amount and timing of our bad debt expense for any period if we were to make different judgments or apply different estimates.

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

As a result of our adoption of SFAS No. 142 in July 2002, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

We performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. As of June 30, 2002, we had approximately $57.9 million of goodwill and $17.2 million of other intangible assets. As of June 30, 2003, we had approximately $60.6 million of goodwill and $29.3 million of other intangible assets.

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

Step 1.    We compared the fair value of our reporting units to their carrying amount, including the existing goodwill and other intangible assets. As of July 1, 2002, since the carrying amount of two of our reporting units in the Broadcast and Professional division exceeded their fair value, the comparison indicated that our reporting units’ goodwill was impaired (see Step 2 below).

Step 2.    For purposes of performing the second step, we used a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including intangibles, and liabilities of each of these reporting units, respectively. The residual fair value after the purchase price allocation is the implied fair value of the reporting unit goodwill. At the adoption date, July 1, 2002, the implied fair value of the reporting unit goodwill was less than the carrying amount of goodwill, resulting in a transitional impairment loss of $19.3 million recorded during the quarter ended September 30, 2002.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge. We have chosen the first quarter of each fiscal year as the date of the annual impairment test. A goodwill impairment charge may be required if we receive a negative ruling from the DES earnout arbitration.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Through June 30, 2003, we believe it is more likely than not that substantially all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over many periods if the recovered deferred tax assets related to continued operations. A credit to shareholders’ equity would result if the reduction of the valuation allowance were related to tax benefits arising from the exercise of stock options. If the reduction of the valuation allowance were related to any acquired companies, the credit would be to goodwill.

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We apply SFAS No. 146 to any exit or disposal activities that are initiated after December 31, 2002. We did not have any exit or disposal activities after December 31, 2002, therefore, the adoption of SFAS No. 146 had no impact on our consolidated financial position, results of operations, or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the scope of EITF 00-21 but believe that the adoption of EITF Issue No. 00-21 will not have a significant impact on our consolidated financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN No. 45 requires us to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN No. 45 is effective for guarantees issued or modified after December 31, 2002. The disclosure requirements effective for the year ending December 31, 2002, expand the disclosures required by a guarantor about its obligations under a guarantee. The adoption of the accounting requirements of this statement did not impact our financial position, results of operations or cash flows. The adoption of the disclosure requirements of this statement resulted in additional disclosures related to our customer indemnifications. (See the section above, entitled “Customer Indemnification.”)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of SFAS No. 149 on our financial position and results of operations. We do not expect the adoption of SFAS No. 149 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our net revenues and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

•	adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting North America, Europe, Asia Pacific and potentially other geographic areas;

•	increased competition and pricing pressure;

•	the timing of significant orders from and shipments to major customers, including OEMs and our large broadcast accounts;

•	the timing and market acceptance of new products and upgrades;

•	the timing of customer acceptance on large system sales;

•	our success in developing, marketing and shipping new products;

•	our dependence on the distribution channels through which our products are sold;

•	the accuracy of our and our resellers’ forecasts of end-user demand;

•	the accuracy of inventory forecasts;

•	our ability to obtain sufficient supplies from our subcontractors on a timely basis;

•	the timing and level of consumer product returns;

•	foreign currency fluctuations;

•	delays and costs associated with the integration of acquired operations;

•	the introduction of new products by major competitors; and

•	intellectual property infringement claims (by or against us).

We also experience significant fluctuations in orders and sales due to seasonal fluctuations, the timing of major trade shows and the sale of consumer products in anticipation of the holiday season. Sales usually slow down during the summer months of July and August, especially in our Business and Consumer division in Europe. Also, we attend a number of annual trade shows, which can influence the order pattern of products, including CEBIT in March, the NAB convention in April and the IBC convention in September.

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

As a result of recent unfavorable economic conditions and reduced capital spending, individuals and companies have delayed or reduced expenditures, as we experienced during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. Although our sales increased in the first, second, third and fourth quarters of fiscal 2003 from the first, second, third and fourth quarters of fiscal 2002, our revenue growth and profitability depend primarily on the overall demand for our products. If demand for these products decreases due to ongoing economic uncertainty, this may result in decreased revenues, earnings levels or growth rates. If United States or international economic conditions worsen, demand for our products may weaken, and our business, operating results, financial condition and stock price may be materially adversely affected as a result.

We recognize a substantial portion of our revenues in the last month or weeks of a given quarter.

Our sales were relatively linear throughout the quarters in fiscal 2002 and the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. We also expect to recognize a substantial portion of our revenues in the last month or weeks of the first quarter of fiscal 2004. The increase in our large systems sales, the expansion of our distribution channels, or the introduction of new products at the end of a given quarter could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenues to fall below analysts’ expectations.

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

We expect sales of large broadcast systems to a few significant customers to continue to constitute a material portion of our net revenues, particularly as broadcasters transition from tape-based systems to information technology-based systems. Our quarterly and annual revenues could fluctuate significantly if:

•	sales to one or more of our significant customers are delayed or are not completed within a given quarter;

•	the contract terms preclude us from recognizing revenue during that quarter;

•	we are unable to provide any of our major customers with products in a timely manner and on competitive pricing terms;

•	any of our major customers experience competitive, operational or financial difficulties;

•	if the transition from tape-based systems to information technology-based systems slows;

•	any of our major customers terminate their relationship with us or significantly reduce the amount of business they do with us; and

•	any of our major customers reduce their capital investments in our products in response to slowing economic growth.

If we are unable to complete anticipated transactions within a given quarter, our revenues may fall below the expectations of market analysts and our stock price could decline.

We incurred losses in fiscal 2002 and fiscal 2003. We may generate losses in fiscal 2004.

In fiscal 2002, we recorded net losses of approximately $40.1 million, which included acquisition-related amortization charges. In fiscal 2003, we recorded net losses of approximately $21.9 million, which included acquisition-related amortization charges, the cumulative effect of a change in accounting principle related to goodwill, the legal judgment related to the Athle-Tech Claim, and in-process research and development costs related to the acquisition of Steinberg Media Technologies AG.

We expect to incur a net loss in the first quarter of fiscal 2004. If current economic conditions remain unfavorable or decline further, if our revenues grow at a slower rate than in the past or decline, or if our expenses increase without a commensurate increase in our revenues, we may incur net losses during the remaining quarters of fiscal 2004, and our results of operations and the price of our common stock may decline as a result.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

In connection with our adoption of SFAS No. 142 on July 1, 2002, we recorded a goodwill impairment charge of $19.3 million during the quarter ended September 30, 2002. As of June 30, 2003, we had approximately $60.6 million of goodwill and $29.3 million of other intangible assets.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge that could be significant and could have a material adverse effect on our financial position and results of operations. We have chosen the first quarter of each fiscal year as the date of the annual impairment test. A goodwill impairment charge may be required if we receive a negative ruling from the DES earnout arbitration.

Our stock price may be volatile.

The trading price of our common stock has in the past, and could in the future, fluctuate significantly. These fluctuations have been, or could be, in response to numerous factors, including:

•	quarterly variations in our results of operations;

•	announcements of technological innovations or new products by us, our customers or our competitors;

•	changes in securities analysts’ recommendations;

•	announcements of acquisitions;

•	changes in earnings estimates made by independent analysts; and

•	general stock market fluctuations.

Our revenues and results of operations for any given quarter or year may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock. In July 2003, we announced that financial results for the fourth quarter of fiscal 2003, which ended June 30, 2003, and provided guidance for the first quarter of fiscal 2004 that was below the then current analyst consensus estimates for the first quarter of fiscal 2004. In the day following this announcement, our share price lost more than 37% of its value. Our shares continue to trade in a price range lower than the range held by our shares just prior to this announcement.

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

In the past, following periods of volatility in the market price of a company’s stock, securities class action litigation has been brought against the issuing company. This type of litigation has been brought against us in the past and could be brought against us in the future. Any such litigation could result in substantial costs and would likely divert management’s attention and resources from the day-to-day operations of our business. Any adverse determination in such litigation could also subject us to significant liabilities.

We may be obligated to pay a purchase price adjustment in connection with our acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc.

Pursuant to the Asset Purchase Agreement dated June 29, 2003 among us, SCM Microsystems, Inc. and Dazzle Multimedia, Inc., we acquired certain assets of SCM Microsystems and Dazzle Multimedia in exchange for 1,866,851 shares of our common stock and agreed to register these shares for resale by SCM Microsystems. According to the terms of the Asset Purchase Agreement, in the event that the proceeds from the sale of shares of our common stock by SCM Microsystems exceed $21,550,000, SCM Microsystems would be required to pay us an amount equal to any proceeds in excess of such amount. However, in the event that the proceeds from the sale of shares of our common stock by SCM Microsystems amount to less than $21,550,000, we agreed to pay SCM Microsystems the difference between $21,550,000 and the proceeds received by SCM Microsystems in cash. Given the decline in the market price of our common stock since July 25, 2003, the closing date of the acquisition, we may be obligated to pay SCM Microsystems pursuant to the purchase price adjustment provisions of the Asset Purchase Agreement depending on the then current market price of our common stock. Also, there may be additional purchase price adjustments for inventory and backlog.

If we do not compete effectively against other companies in our target markets, our business and results of operations will be harmed.

We compete in the broadcast, professional, business and consumer video production markets. Each of these markets is highly competitive and diverse, and the technologies for our products can change rapidly. The competitive nature of these markets results in pricing pressure and drives the need to incorporate product upgrades and accelerate the release of new products. New products are introduced frequently and existing products are continually enhanced. We anticipate increased competition in each of the broadcast, professional, business and consumer video production markets, particularly since the industry continues to undergo a period of rapid technological change and consolidation. Competition for our broadcast, professional, business and consumer video products is generally based on:

•	product performance;

•	breadth of product line;

•	quality of service and support;

•	market presence and brand awareness;

•	price; and

•	ability of competitors to develop new, higher performance, lower cost consumer video products.

Certain competitors in the broadcast, professional, business and consumer video markets have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we do. In addition, some competitors have established relationships with current and potential customers of ours, and offer a wide variety of video equipment that can be bundled in certain large system sales. Finally, our OEM customers could design competitive products, making it unnecessary to incorporate our products into theirs. For example, we had approximately $11.3 million in sales to a particular OEM customer during fiscal 2003. This customer is in the process of developing its own technology to replace the product that it has purchased from us in prior quarters. Consequently, we expect future sales to this particular customer to decrease significantly by fiscal 2004. While this customer’s sales volume did not decrease or have a material adverse effect on our financial condition or results of operations during fiscal 2003, future significant decreases in customers’ volumes could have a material adverse effect on our financial condition or results of operations.

Our principal competitors in the broadcast and professional markets include:

Accom, Inc.

Avid Technology, Inc.

Chyron Corporation

Leitch Technology Corporation

Matsushita Electric Industrial Co. Ltd.

Media 100, Inc.

Quantel Ltd.

SeaChange Corporation

Sony Corporation

Thomson Multimedia

Our principal competitors in the business and consumer markets are:

Adobe Systems, Inc.

Apple Computer

Avid Technology, Inc.

Hauppauge Digital, Inc.

Matrox Electronics Systems, Ltd.

Microsoft Corporation

Roxio, Inc.

Sony Corporation

These lists are not all-inclusive.

Increased competition in the broadcast, professional, business or consumer markets could result in price reductions, reduced margins and loss of market share. If we cannot compete effectively in these markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenues will decrease and our operating results will be adversely affected.

Because we sell products internationally, we are subject to additional risks.

Sales of our products outside of North America represented approximately 57.7% of net sales in the quarter ended June 30, 2003, 56.7% of net sales in the quarter ended March 31, 2003, 64.1% of net sales in the quarter ended December 31, 2002 and 48.8% of net sales in the quarter ended September 30, 2002. Sales of our products outside of North America represented approximately 57.2% of net sales in the fiscal year ended June 30, 2003 and approximately 51.0% of net sales in the fiscal year ended June 30, 2002. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal 2004 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when translated back into U.S. dollars.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward contracts during the quarter ended June 30, 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the gains and losses on remeasurement of this intercompany account. As of June 30, 2003, we had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

As of June 30, 2003, our cash and cash equivalents, restricted cash and short-term marketable securities balance totaled approximately $98.3 million, with approximately $63.3 million located in the U.S. and approximately $35.0 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

The video production industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, the broadcast market is currently undergoing a transition from tape-based systems to information technology-based systems. Demand for our products may decrease if this transition slows or if we are unable to adapt to the next generation of industry standards. In addition, our future growth will depend, in part, upon our ability to introduce new features and increased functionality for our existing products, improve the performance of existing products, respond to our competitors’ new product offerings and adapt to new industry standards and requirements. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain significant market acceptance or problems associated with new product transitions could materially harm our business, particularly on a quarterly basis.

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

If certain of our key employees leave or are no longer able to perform services for us, this could materially and adversely affect our business. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. As a result, our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. For example, as of June 30, 2003, we had fewer than 2,000 shares available for option grants to our officers, as the proposal to increase the number of shares reserved under our 1996 Stock Option Plan was not approved by our shareholders at our 2002 Annual Meeting of Shareholders.

Also, employees may leave our employ and subsequently compete against us, or contractors may perform services for competitors of ours. If we are unable to retain key personnel, our business could be materially harmed.

Any failure to successfully integrate the businesses we have acquired or which we acquire in the future could have an adverse effect on our business or results of operations.

Over the past three years, we have acquired a number of businesses and technologies and expect to continue to make acquisitions as part of our growth strategy. In July 2003, we acquired a 95% interest in Jungle KK, a privately held distribution company in Tokyo, Japan. In July 2003, we acquired certain assets and assumed certain liabilities of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. In January 2003, we acquired all of the outstanding stock of Steinberg Media Technologies AG, based in Hamburg, Germany. In October 2002, we acquired all of the outstanding stock of VOB Computersysteme GmbH, based in Dortmund, Germany. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of

FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

•	distracting management from the day-to-day operations of our business;

•	costs, delays and inefficiencies associated with integrating acquired operations, products and personnel;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	possible impairment of relationships with employees and customers as a result of the integration of new businesses and management personnel;

•	potentially dilutive issuances of our equity securities; and

•	incurring debt and amortization expenses related to goodwill and other intangible assets.

We may be adversely affected if we are subject to intellectual property disputes or litigation.

There has been substantial litigation regarding patent, trademark and other intellectual property rights involving technology companies. Companies are more frequently seeking to patent software and business methods because of developments in the law that may extend the ability to obtain such patents, which may result in an increase in the number of patent infringement claims. We are also exposed to litigation arising from disputes in the ordinary course of business. This litigation, regardless of its validity, may:

•	be time-consuming and costly to defend;

•	divert management’s attention away from the operation of our business;

•	subject us to significant liabilities;

•	require us to enter into royalty and licensing agreements that we would not normally find acceptable; and

•	require us to stop manufacturing or selling or to redesign our products.

Any of these results could materially harm our business.

In the course of business, we have received communications asserting that our products infringe patents or other intellectual property rights of third parties. We are currently investigating the factual basis of any such communications and will respond accordingly. It is likely that, in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms, or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation. In the event there is a successful claim of patent infringement against us requiring us to pay royalties to a third party and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. In cases where we may choose to avoid litigation and agree to certain royalty terms, the payment of those royalties could have a material impact on our financial results. The magnitude of such royalties would be even higher if they pertained to intellectual property contained within our consumer products since the volume and numbers of consumer products sold by the company have increased significantly during the last few years.

We may be adversely affected if we initiate intellectual property litigation.

It may be necessary for us to initiate litigation against other companies in order to protect the patents, copyrights, trade secrets, trademarks and other intellectual property rights owned by us. Such litigation can be costly and there can be no assurance that companies involved in such litigation would be prevented from using our intellectual property. In addition, such actions could:

•	divert management’s attention away from the operation of our business;

•	result in costly litigation that could materially affect our financial results; and

•	result in the loss of our proprietary rights.

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

Also, since these distribution channels exist between us and the actual market, we may not be able to accurately gauge current demand for products and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product based on their forecasted demand, which may or may not materialize.

With respect to consumer product offerings, we have expanded our distribution network to include several consumer channels, including large distributors of products to computer software and hardware retailers, which in turn sell products to end users. We also sell our consumer products directly to certain retailers. Our consumer product distribution network exposes us to the following risks, some of which are out of our control:

•	we are obligated to provide price protection to our retailers and distributors and, while the agreements limit the conditions under which product can be returned to us, we may be faced with product returns or price protection obligations;

•	these distributors or retailers may not continue to stock and sell our consumer products; and

•	retailers and distributors often carry competing products.

As a result of these risks, we could experience unforeseen variability in our revenues and operating results.

Excess or obsolete inventory, and overdue or uncollectible accounts receivables, could weaken our cash flow, harm our financial condition and results of operations and cause our stock price to fall.

The downturn in the global economy contributed to a reduced demand for some of our products in fiscal 2003. Although our sales increased in fiscal 2003 as compared to fiscal 2002, if the economy experiences a “double dip” recession or if our industry experiences a decline during fiscal 2004 or beyond, we may experience increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall.

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

Foreign Currency Hedging

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our overall financial results.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward exchange contracts during the quarter ended June 30, 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the gains and losses on remeasurement of this intercompany account. As of June 30, 2003, we had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-30 of this Annual Report. See Item 15 for an index of our consolidated financial statements and supplementary data.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)  Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the section entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held October 29, 2003, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K under “Business-Executive Officers.” Certain other information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section entitled “Executive Compensation and Other Matters” contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Proposal Two-Ratification of Appointment of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements

The following consolidated financial statements are incorporated by reference in Item 8 of this Annual Report:

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules, other than those listed above, have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, is inapplicable, or because the information required is included in our consolidated financial statements or the notes thereto.

(a)(3)    Exhibits

Number	Description of Document

2.2(1)	Share Purchase and Transfer Agreement dated as of September 30, 2002 by and among Volkmar Breitfeld, Maik Langenberg, Pinnacle Systems GmbH and Pinnacle Systems, Inc.

2.3(2)	Share Purchase and Transfer Agreement dated December 18, 2002 by and among Pinnacle Systems, Inc., Pinnacle Systems GmbH and the Shareholders of Steinberg Media Technologies AG

2.4(3)	Asset Purchase Agreement dated as of June 29, 2003 by and among SCM Microsystems, Inc., Dazzle Multimedia, Inc. and Pinnacle Systems, Inc.

3.1(4)	Restated Articles of Incorporation of Pinnacle Systems, Inc.

3.2(4)	Bylaws of Pinnacle Systems, Inc., as amended to date

4.1(5)	Preferred Share Rights Agreement, dated December 12, 1996, between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.1.1(5)	Amendment No. 1 to Preferred Shares Right Agreement dated as of April 30, 1998 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.5(6)	Registration Rights Agreement dated April 6, 2000 by and between Pinnacle Systems, Inc. and each of David Engelke, Seth Haberman and Simon Haberman

4.9(2)	Registration Rights Agreement dated January 2, 2003 by and between Pinnacle Systems, Inc. and each of Manfred Rürup and Karl Steinberg

4.10(7)	Declaration of Registration Rights dated July 25, 2003 by and between Pinnacle Systems, Inc. and SCM Microsystems, Inc.

10.1(8)	1987 Stock Option Plan, as amended, and form of agreement thereto

10.2(9)	1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto

10.3(10)	1994 Director Stock Option Plan, and form of agreement thereto

10.4(4)	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors

10.11(11)	1996 Stock Option Plan, as amended, and form of agreements thereto

10.12(12)	1996 Supplemental Stock Option Plan, as amended, and form of agreements thereto

10.18.2(13)	Assignment and Modifications of Leases, dated August 16, 1999, between Pinnacle Systems, Inc., Network Computing Devices, Inc. and D.R. Stephens Company

Number	Description of Document

10.23(14)	Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of David Engelke and Bryan Engelke

10.62(12)	Offer Letter and Employment Contract dated June 18, 2002 between Pinnacle Systems, Inc. and J. Kim Fennell

10.63(12)	Offer Letter and Employment Contract dated June 28, 2002 between Pinnacle Systems, Inc. and Mark L. Sanders

10.64(12)	Lease Agreement dated December 19, 1997 between Pinnacle Systems GmbH and Herrn Horst Theilemann

10.65(15)	Change of Control Severance Agreement dated January 30, 2003 between Kim Fennell and Pinnacle Systems, Inc.

10.66(15)	Change of Control Severance Agreement dated January 30, 2003 between Arthur Chadwick and Pinnacle Systems, Inc.

10.67(15)	Change of Control Severance Agreement dated January 30, 2003 between Pinnacle Systems, Inc. and each of Georg Blinn, Ajay Chopra, William Loesch and Bob Wilson

10.68(15)	Lease Agreement dated January 31, 2001 between Firma Steinberg Media Technologies GmbH and Beteiligungsgesellschaft Holtigbaum

21.1	List of subsidiaries of Pinnacle Systems, Inc.

23.1	Independent Auditors’ Report and Consent

24.1	Power of Attorney (See Page 53)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed on November 14, 2002.
(2)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-102390), as filed on January 7, 2003.
(3)	Incorporated by reference to the exhibits filed with our Current Report on Form 8-K (File No. 000-24784), as filed on August 8, 2003.
(4)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-83812), as declared effective by the Securities and Exchange Commission on November 8, 1994.
(5)	Incorporated by reference to the exhibits filed with our Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.
(6)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-50988), as filed on November 30, 2000.
(7)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-107985), as filed on August 14, 2003.
(8)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-2816), as filed on March 27, 1996.
(9)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-74071), as filed on March 8, 1999.
(10)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-81978), as filed on February 1, 2002.
(11)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-51110), as filed on December 1, 2002.
(12)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed on September 27, 2002.
(13)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as filed on September 17, 1996.
(14)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed on September 26, 2001.
(15)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed on May 15, 2003.

(b)    Reports on Form 8-K

On January 22, 2003 we filed a report on Form 8-K (File No. 000-24784), reporting under Item 5 the announcement that on January 21, 2003 we issued a press release announcing our financial results for the second quarter of fiscal 2003, which ended on December 31, 2002.

On April 22, 2003 we filed a report on Form 8-K (File No. 000-24784), reporting under Item 12 the announcement that on April 22, 2003 we issued a press release announcing our financial results for the third quarter of fiscal 2003, which ended on March 31, 2003.

(c)    Exhibits.    See Item 15(a)(3) above.

(d)    Financial Statement Schedules    See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 18, 2003.

PINNACLE SYSTEMS, INC.

By:	/S/ J. KIM FENNELL
J. Kim Fennell President and Chief Executive Officer

PINNACLE SYSTEMS, INC.

By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Kim Fennell and Arthur D. Chadwick, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ J. KIM FENNELL J. Kim Fennell	President, Chief Executive Officer and Director (Principal Executive Officer)	September 18, 2003

/S/ ARTHUR D. CHADWICK Arthur D. Chadwick	Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	September 18, 2003

/S/ MARK L. SANDERS Mark L. Sanders	Chairman of the Board	September 18, 2003

/S/ AJAY CHOPRA Ajay Chopra	President, Broadcast and Professional Division and Director	September 18, 2003

/S/ L. GREGORY BALLARD L. Gregory Ballard	Director	September 18, 2003

Signature	Title	Date

/S/ L. WILLIAM KRAUSE L. William Krause	Director	September 18, 2003

/S/ JOHN C. LEWIS John C. Lewis	Director	September 18, 2003

/S/ HARRY MOTRO Harry Motro	Director	September 18, 2003

/S/ CHARLES J. VAUGHAN Charles J. Vaughan	Director	September 18, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

    Pinnacle Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

Mountain View, California

July 25, 2003

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$62,617	$80,575
Marketable securities	18,804	7,854
Accounts receivable, less allowances for doubtful accounts and returns of $5,204 and $6,602 as of June 30, 2003, and $4,065 and $5,267 as of June 30, 2002, respectively	55,958	33,532
Inventories	38,086	37,432
Prepaid expenses and other current assets	9,197	6,470

Total current assets	184,662	165,863
Restricted cash	16,890	—
Property and equipment, net	14,040	12,256
Goodwill	60,632	57,909
Other intangible assets, net	29,341	17,227
Other assets	5,311	3,518

	$310,876	$256,773

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,146	$12,441
Accrued expenses	49,489	26,247
Deferred revenue	10,100	11,477

Total current liabilities	76,735	50,165

Deferred income taxes	7,826	700
Long-term lease	158	—

Total liabilities	84,719	50,865

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 63,388 and 59,101 issued and outstanding as of June 30, 2003 and 2002, respectively	337,593	304,366
Accumulated deficit	(115,294)	(93,433)
Accumulated other comprehensive income (loss)	3,858	(5,025)

Total shareholders’ equity	226,157	205,908

	$310,876	$256,773

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2003	2002	2001
Net sales	$331,080	$231,791	$250,237
Costs and expenses:
Cost of sales	152,117	114,204	144,549
Engineering and product development	38,204	31,445	34,305
Sales, marketing and service	92,927	71,457	65,882
General and administrative	19,435	15,607	14,686
Amortization of goodwill	—	18,018	14,352
Amortization of other intangible assets	14,601	17,873	16,391
Legal judgment	15,161	—	—
In-process research and development	470	—	—
Acquisition settlement	—	—	12,880

Total cost and expenses	332,915	268,604	303,045

Operating loss	(1,835)	(36,813)	(52,808)
Interest and other income, net	2,516	2,208	1,890
Impairment of equity investments	—	—	(1,658)

Income (loss) before income taxes and cumulative effect of change in accounting principle	681	(34,605)	(52,576)
Income tax expense	3,251	5,478	7,616

Loss before cumulative effect of change in accounting principle	(2,570)	(40,083)	(60,192)
Cumulative effect of change in accounting principle	(19,291)	—	(356)

Net loss	$(21,861)	$(40,083)	$(60,548)

Net loss per share before cumulative effect of change in accounting principle:
Basic	$(0.04)	$(0.70)	$(1.16)

Diluted	$(0.04)	$(0.70)	$(1.16)

Cumulative effect per share of change in accounting principle:
Basic	$(0.32)	$—	$(0.01)

Diluted	$(0.32)	$—	$(0.01)

Net loss per share:
Basic	$(0.36)	$(0.70)	$(1.17)

Diluted	$(0.36)	$(0.70)	$(1.17)

Shares used to compute net loss per share:
Basic	61,247	56,859	51,729

Diluted	61,247	56,859	51,729

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Retained Earnings (Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of June 30, 2000	51,293	$257,496	$7,198	$(5,074)	$259,620
Issuance of common stock related to stock option and stock purchase plans	1,020	6,820	—	—	6,820
Issuance of common stock related to the Avid Sports acquisition	1,442	11,481	—	—	11,481
Issuance of common stock related to the Montage acquisition	1,916	16,524	—	—	16,524
Stock repurchase	(793)	(6,508)	—	—	(6,508)
Components of comprehensive loss:
Net loss	—	—	(60,548)	—	(60,548)
Foreign currency translation adjustment	—	—	—	(7,027)	(7,027)

Comprehensive loss					(67,575)

Balances as of June 30, 2001	54,878	$285,813	$(53,350)	$(12,101)	$220,362
Issuance of common stock related to stock option and stock purchase plans	2,018	7,638	—	—	7,638
Issuance of common stock related to the FAST acquisition	2,205	10,915	—	—	10,915
Components of comprehensive loss:
Net loss	—	—	(40,083)	—	(40,083)
Foreign currency translation adjustment	—	—	—	7,076	7,076

Comprehensive loss					(33,007)

Balances as of June 30, 2002	59,101	$304,366	$(93,433)	$(5,025)	$205,908
Issuance of common stock related to stock option and stock purchase plans	2,851	15,458	—	—	15,458
Issuance of common stock related to the VOB acquisition	308	3,167	—	—	3,167
Issuance of common stock related to the Steinberg acquisition	1,128	14,602	—	—	14,602
Components of comprehensive loss:
Net loss	—	—	(21,861)	—	(21,861)
Foreign currency translation adjustment	—	—	—	8,769	8,769
Unrealized gain on available-for-sale investments, net of tax	—	—	—	114	114

Comprehensive loss					(12,978)

Balances as of June 30, 2003	63,388	$337,593	$(115,294)	$3,858	$226,157

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(21,861)	$(40,083)	$(60,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,540	42,690	36,713
Provision for doubtful accounts	522	1,042	2,060
Deferred taxes	6,471	700	6,868
Cumulative effect of change in accounting principle	19,291	—	—
In-process research and development	470	—	—
Loss on disposal of property and equipment	78	—	—
Acquisition settlement	—	—	11,481
Impairment of equity investments	—	—	1,658
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash for legal judgment	(16,890)	—	—
Accounts receivable	(18,230)	17,640	241
Inventories	2,341	5,088	(8,202)
Prepaid expenses and other assets	(3,003)	1,755	(2,775)
Accounts payable	2,185	(3,029)	(8,380)
Accrued expenses	13,750	(1,051)	1,569
Accrued income taxes	1,061	637	(1,182)
Deferred revenue	(3,529)	9,116	(1,517)
Long-term lease	145	—	—

Net cash provided by (used in) operating activities	4,341	34,505	(22,014)

Cash flows from investing activities:
Net cash paid on acquisitions	(13,257)	(2,333)	(7,477)
Purchases of property and equipment	(7,352)	(3,618)	(4,601)
Purchases of marketable securities	(20,604)	(7,854)	(19,353)
Proceeds from maturity of marketable securities	9,654	—	34,392
Proceeds from sale of marketable securities	—	—	8,673
Payments for equity investments	—	—	(300)

Net cash provided by (used in) investing activities	(31,559)	(13,805)	11,334

Cash flows from financing activities:
Proceeds from issuance of common stock	15,458	7,638	6,820
Stock repurchase	—	—	(6,508)

Net cash provided by financing activities	15,458	7,638	312

Effects of exchange rate changes on cash and cash equivalents	(6,198)	4,486	(314)

Net increase (decrease) in cash and cash equivalents	(17,958)	32,824	(10,682)
Cash and cash equivalents at beginning of year	80,575	47,751	58,433

Cash and cash equivalents at end of year	$62,617	$80,575	$47,751

Supplemental disclosures of cash paid during the year for:
Interest	$10	$219	$9

Income taxes	$2,309	$2,879	$3,006

Non-cash transactions:
Common stock issued and options and warrants assumed in acquisitions	$17,769	$10,915	$28,005

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of the Company and Significant Accounting Policies

Organization and Operations.    Pinnacle Systems, Inc. (the “Company”) is a supplier of digital video products that provide customers, ranging from individuals with little video experience to broadcasters, with simple or advanced products depending on their needs. The Company’s digital video products include capture, editing, storage, play-out, graphics, compact disc (CD) and digital versatile disc (DVD) burning, audio editing and television viewing features for customers, whether they are at home, at work or on the air. The Company’s products are used to create, store, and distribute video content for television programs, television commercials, pay-per-view, sports videos, corporate communications and personal home movies.

The Company’s products use standard computer platforms and networks and combine its technologies to provide digital video solutions to users around the world. To address the broadcast market, the Company offers networked systems solutions based on information technology in four areas: on-air graphics; news and sports; play-out of programs and commercials, and program editing and post-production. The Company’s sports applications include solutions used by sports teams to enhance player training. In order to address the consumer market, the Company offers low cost, easy-to-use video editing and viewing solutions that allow consumers to view television on their computers and to edit their home videos using a personal computer, camcorder and video cassette recorder (VCR), and to output their productions to tape, CD, DVD or the Internet. The Company offers editing applications for both consumers and business users. These editing applications include intuitive interfaces and streamlined workflows and enable the addition of special effects, graphics and titles. The Company also offers applications that address CD/DVD burning for audio, video and data and special purpose audio editing applications for consumers and music enthusiasts.

The Company is organized into two operating segments: (1) Broadcast and Professional and (2) Business and Consumer. The Company believes this organizational structure enables it to effectively address varying product requirements, rapidly implement its core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets (see Note 10 for additional information related to the Company’s operating segments).

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications.    Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Translation of Foreign Currencies.    The Company has designated the functional currency of its foreign subsidiaries to be either the local currency or the US dollar. Foreign functional currency books are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign functional financial statements are reported within accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Non-functional currency transaction gains and losses are included in results of operations.

Derivatives.    The Company uses forward contracts to manage exposure to foreign currency, namely Euro and Yen denominated intercompany receivables. The Company does not enter into foreign exchange forward contracts for speculative or trading purposes. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. These contracts are not designated as hedges in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through income each period, offsetting the gain or loss on the remeasurement of the hedged receivable.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Hedging.    The Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact the Company’s overall financial results.

The Company attempts to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, the Company continually assesses the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of the Company’s intercompany accounts resulted in a foreign currency remeasurement gain of $1.2 million, which the Company recorded as other income in its consolidated financial statements. The Company entered into forward contracts during the quarter ended June 30, 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the gains and losses on remeasurement of this intercompany account. As of June 30, 2003, the Company had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

Revenue Recognition.    Revenue from product sales is recognized upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. Installation and training revenue is deferred and recognized as these services are performed. Certain products include technical support and maintenance services for a period of one year. For shrink-wrapped products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide telephone support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling costs associated with amounts billed to customers are included in revenue.

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, the Company reduces revenue recognized for estimated future returns, price protection when given and rebates when offered, at the time the related revenue is recorded. In order to estimate future product returns and reserves for rebates and price protection, the Company analyzes historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of the Company’s products. To the extent that the Company has contracts for sales to channel partners who have unlimited return rights, revenue is recognized when the product is sold through to a customer.

The Company records original equipment manufacturer (OEM) licensing revenue, primarily royalties, when OEM partners ship products incorporating Pinnacle software, provided collection of such revenue is deemed probable.

The Company’s systems sales frequently involve multiple element arrangements in which a customer purchases a combination of hardware product, post-contract customer support (“PCS”), and/or professional services. For multiple element arrangements, revenue is allocated to each element of the arrangement based on the relative fair values of each of the elements. When evidence of fair value exists for each of the undelivered elements but not for the delivered elements, the Company uses the residual method to recognize revenue for the delivered elements. Under this method, the fair value of the undelivered elements is deferred until delivered and the remaining portion of the revenue is recognized. If evidence of the fair value of one or more of the undelivered elements does not exist, then revenue is only recognized when delivery of those elements has occurred or fair value has been established. Fair value is based on the prices charged when the same element is sold separately to customers.

Deferred revenue includes customer advances, PCS (maintenance) revenue, and invoiced fees from arrangements where revenue recognition criteria are not yet met.

The Company recognizes revenue from sales of software in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from non-software sales is recognized in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 101, “Revenue Recognition In Financial Statements.” For systems sales that require significant

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customization and modification during installation to meet customer specifications, the Company applies the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

During the third quarter of fiscal 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which consisted of implementing the provisions addressing whether consideration from a vendor to a reseller of the vendor’s products is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor’s income statement. The Company also provides marketing development funds to certain retail customers and had historically recorded these as marketing expenses. Under EITF Issue No. 01-09, these amounts should be recorded as a deduction from revenue. Accordingly, the Company reclassified approximately $1.1 million for the first and second quarters of the fiscal year ended June 30, 2002, and approximately $2.4 million for the fiscal year ended June 30, 2001 from marketing expense to a reduction of revenue to conform all periods presented to the current year presentation.

During the fourth quarter of fiscal 2001, the Company adopted SAB No. 101, which was effective as of the beginning of fiscal year ended June 30, 2001. SAB No. 101 summarizes certain of the SEC’s views in applying generally accepted accounting principles to revenue recognition. Prior to the adoption of SAB No. 101, the Company recognized revenue related to the hardware component upon shipment for all systems sales. Upon adoption, the Company began deferring revenue recognition for hardware sales on systems with complex installation processes that are performed only by the Company. As a result of the adoption of SAB No. 101, the Company reported a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” by a cumulative effect adjustment. APB No. 20 requires that the change be made as of July 1, 2000, and that financial information for pre-change interim periods, in this case the first three quarters of fiscal 2001, be restated by applying SAB No. 101 to those periods. The Company implemented SAB No. 101 during the fourth quarter of fiscal 2001, retroactive to the beginning of fiscal 2001. The cumulative effect of the change in accounting principle for fiscal 2001 resulted in an increase in net loss of $4.1 million, and a decrease in earnings per share of $0.08, during the first three quarters of fiscal 2001. The cumulative effect of the change in accounting principle on all prior years resulted in a $0.4 million increase in net loss for the year ended June 30, 2001, and is reflected as the cumulative effect of change in accounting principle. Revenue for the year ended June 30, 2000 includes $0.9 million, which was included in the cumulative effect adjustment. This revenue was subsequently recognized during the year ended June 30, 2002.

Cash and Cash Equivalents.    All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts.

Marketable Securities.    The Company’s policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. As of June 30, 2003 and 2002, marketable securities were classified as available-for-sale securities and consisted principally of government agency notes. Unrealized gains on available-for-sale securities are reflected as a component of stockholders’ equity.

Inventories.    Inventories are stated at the lower of cost (first-in, first-out) or market. Raw materials inventory represents purchased materials, components and assemblies, including fully assembled circuit boards purchased from outside vendors. Inventory is purchased based on the monthly internal demand forecast produced by the Company, which drives the issuance of purchase orders with its suppliers. The Company capitalizes all labor and overhead costs associated with the manufacture of products.

Property and Equipment.    Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.

Acquisition-related Intangible Assets.    Acquisition-related intangible assets result from the Company’s acquisitions of businesses accounted for under the purchase method and consist of the values of identifiable intangible assets including core/developed technology, customer-related intangibles, trademarks and trade names, assembled workforce, and other identifiable intangibles, as well as goodwill. Goodwill is the amount by which

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the cost of identifiable acquired net assets exceeded the fair values of those identifiable net assets on the date of purchase. Acquisition-related intangible assets, with the exception of goodwill, are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives ranging from three to six years.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on July 1, 2002. Prior to the adoption of SFAS No. 142, goodwill and identifiable intangible assets were amortized on a straight-line basis over three to six years. SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite lives no longer be amortized but instead be tested for impairment on an annual basis or whenever significant events or changes occur in its business. The Company has chosen the first quarter of each fiscal year as the date of the annual impairment test. A goodwill impairment charge may be required if the Company receives a negative ruling from the DES earnout arbitration.

Impairment of Long-Lived Assets.    The Company evaluates long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Fair value is determined generally based on discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Net Loss Per Share.    Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares from the assumed exercise of warrants and options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands, except per share data)

Numerator: Net loss	$(21,861)	$(40,083)	$(60,548)

Denominator: Basic and diluted weighted-average shares outstanding	61,247	56,859	51,729

Basic and diluted net loss per share	$(0.36)	$(0.70)	$(1.17)

The Company excluded potentially dilutive securities for each period presented from its diluted net loss per share computation because it had net losses, and therefore, these securities were anti-dilutive. A summary of the excluded potentially dilutive securities and the range of related exercise prices follow:

	Fiscal Year Ended June 30,
	2003	2002	2001
Potentially dilutive securities:
Stock options	8,411,571	7,902,332	9,125,600

The weighted average exercise prices of options outstanding were $9.09, $8.54, and $9.50 as of June 30, 2003, 2002 and 2001, respectively. The excluded stock options have per share exercise prices ranging from $0.56 to $30.74, $0.56 to $30.74, and $0.25 to $33.79 for the years ended June 30, 2003, 2002 and 2001, respectively.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. The Company’s obligation to issue these shares is contingent upon the final legal damages and costs assessed against the Company in the Athle-Tech litigation and the outcome of the Company’s claim for indemnification against certain of the former shareholders of Montage and DES for the Athle-Tech damages and costs (see Note 6). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares outstanding.

Comprehensive Loss.    The Company’s comprehensive loss includes net loss, unrealized gains on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity.

Stock-Based Compensation.    The Company accounts for its employee stock-based compensation plans using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” to stock-based employee compensation. See Note 7 “Employee Benefit Plans” for further information on stock-based compensation.

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands, except share data)
Net loss:
As reported	$(21,861)	$(40,083)	$(60,548)
Add: stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(19,270)	(14,075)	(17,903)

Pro forma	$(41,131)	$(54,158)	$(78,451)

Net loss per share:
Basic—As reported	$(0.36)	$(0.70)	$(1.17)
Basic—Pro forma	$(0.67)	$(0.95)	$(1.52)
Diluted—As reported	$(0.36)	$(0.70)	$(1.17)
Diluted—Pro forma	$(0.67)	$(0.95)	$(1.52)
Shares used to compute net loss per share:
Basic	61,247	56,859	51,729
Diluted	61,247	56,859	51,729

Advertising.    Advertising costs are expensed as incurred. Advertising expenses are included in sales, marketing and service expense and amounted to approximately $11.5 million, $8.0 million, and $5.7 million in the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Concentration of Credit Risk.    The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and OEMs. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to any one business group or geographic area. No single customer accounted for more than 10% of the Company’s total revenues or receivables in fiscal 2003, fiscal 2002 and fiscal 2001. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company’s investment policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company applies SFAS No. 146 to any exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities after December 31, 2002, therefore, the adoption of SFAS No. 146 had no impact on its consolidated financial position, results of operations, or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the scope of EITF 00-21 but believes that the adoption of EITF 00-21 will not have a significant impact on its consolidated financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in the issuance of the guarantee. FIN 45 is effective for guarantees issued or modified after December 31, 2002. FIN 45 expands the disclosures required by a guarantor about its obligations under a guarantee. The adoption of FIN 45 did not impact the Company’s financial position, results of operations or cash flows but resulted in additional disclosures related to the Company’s customer indemnifications.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the impact of SFAS No. 149 on its financial position and results of operations. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2.    Financial Instruments

The fair value of investments is based on quoted market prices at the reporting date. The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturity of these instruments. At June 30, cash and cash equivalents and short-term marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Fair Value
	(In thousands)
2003
Cash and cash equivalents:
Cash	$62,617	$—	$62,617
Short-term marketable securities:
Government agencies	$18,690	$114	$18,804

2002
Cash and cash equivalents:
Cash	$80,575	$—	$80,575
Short-term marketable securities:
Government agencies	$7,854	$—	$7,854

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Components

	June 30,
	2003	2002
	(In thousands)
Inventories, net:
Raw materials	$9,594	$10,861
Work in process	12,599	12,188
Finished goods	15,893	14,383

	$38,086	$37,432

Property and equipment:
Computers and equipment	$23,473	$16,653
Leasehold improvements	6,797	6,825
Office furniture and fixtures	4,950	4,775
Internal use software	7,290	5,535

	42,510	33,788
Accumulated depreciation and amortization	(28,470)	(21,532)

	$14,040	$12,256

Goodwill:
Goodwill	$102,483	$99,760
Accumulated amortization	(41,851)	(41,851)

	$60,632	$57,909

Other intangible assets:
Core/developed technology	$54,798	$39,691
Trademarks and trade names	10,219	8,798
Customer-related intangibles	18,756	8,336
Assembled workforce	2,750	2,750
Other identifiable intangibles	3,857	3,857

	90,380	63,432
Accumulated amortization	(61,039)	(46,205)

	$29,341	$17,227

Accrued expenses:
Payroll and commission-related	$5,547	$5,321
Income taxes payable	4,905	2,731
Warranty	2,608	2,723
Royalties	4,029	2,597
Sales incentive programs	5,029	3,617
Legal judgment	14,200	—
Other	13,171	8,188

	$49,489	$25,177

Note 4.    Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, which the Company adopted on July 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

The Company performed the goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of the Company’s reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of its goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. As of June 30, 2002, the Company had approximately $57.9 million of goodwill and $17.2 million of other intangible assets. As of

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2003, the Company had approximately $60.6 million of goodwill and $29.3 million of other intangible assets.

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

Step 1.    The Company compared the fair value of its reporting units to its carrying amount, including the existing goodwill and other intangible assets. As of July 1, 2002, since the carrying amount of two of the Company’s reporting units in the Broadcast and Professional division exceeded their fair value, the comparison indicated that the reporting units’ goodwill was impaired (see Step 2 below).

Step 2.    For purposes of performing the second step, the Company used a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including intangibles, and liabilities of each of these reporting units, respectively. The residual fair value after the purchase price allocation is the implied fair value of the reporting unit goodwill. At the adoption date, July 1, 2002, the implied fair value of the reporting unit goodwill was less than the carrying amount of goodwill, resulting in a transitional impairment loss of $19.3 million recorded during the quarter ended September 30, 2002.

In accordance with SFAS No. 142, the Company will evaluate, on an annual basis or whenever significant events or changes occur in its business, whether its goodwill has been impaired. If the Company determines that its goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year as the date of the annual impairment test. A goodwill impairment charge may be required if the Company receives a negative ruling from the DES earnout arbitration.

A summary of changes in the Company’s goodwill during the fiscal year ended June 30, 2003 by business segment is as follows (in thousands):

Goodwill	Broadcast and Professional Division	Business and Consumer Division	Total
Net carrying amount as of June 30, 2002	$48,731	$9,178	$57,909
Goodwill acquired from Steinberg Media Technologies AG	—	12,439	12,439
Goodwill acquired from VOB Computersysteme GmbH	—	6,995	6,995
Goodwill impairment charge	(19,291)	—	(19,291)
Other goodwill adjustments	42	—	42
Foreign currency translation	—	2,538	2,538

Net carrying amount as of June 30, 2003	$29,482	$31,150	$60,632

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of June 30, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$54,798	$(37,719)	$17,079
Trademarks and trade names	10,219	(7,977)	2,242
Customer-related intangibles	18,756	(8,791)	9,965
Assembled workforce	2,750	(2,741)	9
Other identifiable intangibles	3,857	(3,811)	46

Total	$90,380	$(61,039)	$29,341

	As of June 30, 2002
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$39,691	$(27,927)	$11,764
Trademarks and trade names	8,798	(6,344)	2,454
Customer-related intangibles	8,336	(5,963)	2,373
Assembled workforce	2,750	(2,264)	486
Other identifiable intangibles	3,857	(3,707)	150

Total	$63,432	$(46,205)	$17,227

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Fiscal Year Ended June 30,
Amortization Expense	2003	2002	2001
Goodwill	$—	$18,018	$14,352
Core/developed technology	9,674	11,555	10,421
Trademarks and trade names	1,620	1,870	2,065
Customer-related intangibles	2,725	2,443	2,337
Assembled workforce	477	884	890
Other identifiable intangibles	105	1,121	678

Total amortization	$14,601	$35,891	$30,743

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

For the Fiscal Year Ending June 30,	Future Amortization Expense
2004	$8,410
2005	7,081
2006	5,815
2007	5,394
2008	2,641

Total estimated future amortization expense for other intangible assets	$29,341

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect on net loss that would have resulted if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands, except per share data)
Net loss:
Net loss, as reported	$(21,861)	$(40,083)	$(60,548)
Add back: amortization of goodwill	—	18,018	14,352
Add back: cumulative effect of change in accounting principle	19,291	—	—

Adjusted net loss	$(2,570)	$(22,065)	$(46,196)

Basic and diluted net loss per share:
Basic and diluted, as reported	$(0.36)	$(0.70)	$(1.17)
Add back: amortization of goodwill	—	0.31	0.28
Add back: cumulative effect of change in accounting principle	0.32	—	—

Adjusted basic and diluted net loss per share	$(0.04)	$(0.39)	$(0.89)

Shares used to compute net loss per share:
Basic	61,247	56,859	51,729

Diluted	61,247	56,859	51,729

Note 5.    Acquisitions

(a)    Steinberg Media Technologies AG

In January 2003, the Company acquired Steinberg Media Technologies AG, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. The Company integrated Steinberg into its Business and Consumer division. The Company introduced its new Pinnacle-branded Steinberg audio products during the quarter ended March 31, 2003.

The purchase price was approximately $24.4 million, of which approximately $8.2 million was paid in cash and approximately $14.6 million represents the value of the 1,127,768 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. In accordance with the Steinberg acquisition agreement, the Company also paid an aggregate $1.2 million to the former shareholders of Steinberg as an adjustment to the market price at which the Company’s common stock was issued relative to the market price at which they sold the stock. The calculation was determined by the difference between the average price at which each of the two former Steinberg shareholders sold the portion of their shares that were price protected, and the amount that these shareholders would have received if they had sold their price-protected shares at the price at which such shares were issued. The Company also incurred approximately $0.4 million in transaction costs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $12.4 million higher than the fair value of the identifiable acquired assets. The Company recorded this $12.4 million amount as goodwill at the acquisition date.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$4,660
Property and equipment	881
Identifiable intangible assets	23,900
Goodwill	12,439

Total assets acquired	41,880
Current liabilities assumed	(17,516)

Net assets acquired	$24,364

The identifiable intangible assets include developed core technology of $13.2 million, trademarks and trade names of $1.3 million, and customer-related intangibles of $8.9 million, all of which are being amortized over a five-year period. The Company also acquired in-process research and development of $0.5 million, which was subsequently expensed during the quarter ended March 31, 2003. The $12.4 million of goodwill was assigned to the Business and Consumer division and has not been amortized, in accordance with the requirements of SFAS No. 142, and is not deductible for tax purposes.

(b)    VOB Computersysteme GmbH

In October 2002, the Company acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The results of VOB’s operations have been included in the Company’s consolidated financial statements since that date. The Company merged VOB into its Business and Consumer division. The Company has combined VOB’s writable CD and DVD technology with some of the Company’s existing technology, which resulted in the introduction of the Company’s new Instant products during the quarter ended March 31, 2003.

The purchase price was approximately $7.4 million, of which approximately $3.9 million was paid in cash and approximately $3.2 million represents the value of the 308,593 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. The Company also incurred approximately $0.3 million in transaction costs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $7.0 million higher than the fair value of the identifiable acquired assets. The Company recorded this $7.0 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$424
Property and equipment	37
Identifiable intangible assets	1,037
Goodwill	6,995

Total assets acquired	8,493
Current liabilities assumed	(1,120)

Net assets acquired	$7,373

The identifiable intangible assets include developed core technology of $0.5 million and customer-related intangibles of $0.5 million, and are being amortized over a five-year period. The $7.0 million of goodwill was assigned to the Business and Consumer division and has not been amortized, which is in accordance with the requirements of SFAS No. 142, and is not deductible for tax purposes.

(c)    FAST Multimedia

In October 2001, the Company acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively referred to as

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in the Company’s consolidated financial statements since the acquisition date. The Company acquired technology and products from FAST to add their sophisticated video editing software applications to the Company’s current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products.

The purchase price was approximately $13.7 million, of which approximately $2.3 million was paid in cash and approximately $10.9 million represents the value of shares of the Company’s common stock that were issued. This $10.9 million value of shares of our stock issued is net of a $0.2 million foreign currency gain, which was calculated as the difference in value between the announcement date and the disbursement date of the shares. In October 2001, the cash portion of the purchase price was paid and a first installment of 1.2 million shares, valued at approximately $5.1 million, was issued. A second installment of approximately 1.0 million shares was issued in February 2002 and was recorded as a $6.0 million increase to equity. The value of the common shares was determined based on the average market price of the Company’s shares over a few days before and after the terms of the purchase were agreed to and announced in September 2001. The Company also incurred approximately $0.3 million in transaction costs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $6.4 million higher than the fair value of the identifiable acquired net assets. The Company recorded this $6.4 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$316
Property and equipment	449
Core/developed technology	5,000
Trademarks and trade names	650
Customer-related intangibles	1,100
Goodwill	6,448

Total assets acquired	13,963
Accrued expenses assumed	(203)

Net assets acquired	$13,760

The identifiable intangible assets include core/developed technology of $5.0 million, trademarks and trade names of $.7 million, and customer-related intangibles of $1.1 million, all of which are being amortized over a four-year period. The $6.4 million of goodwill was assigned to the Broadcast and Professional division and, in accordance with the requirements of SFAS No. 142, has not been amortized.

(d)    Minerva Networks, Inc.—DVD authoring technology

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

(e)    Other Acquisitions

During fiscal year ended June 30, 2001, the Company acquired three companies, which were not material individually or in the aggregate. The Company paid a total of $1.2 million in cash for these acquisitions. Pinnacle also incurred approximately $0.2 million in transaction costs. The acquisitions were accounted for under the

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(f)    Acquisition Settlement

On September 30, 2000, we agreed to compensate certain former shareholders and option holders of Avid Sports, Inc. because of the drop in the market price of our common stock immediately after the acquisition. If the closing price of our common stock did not equal or exceed $23 per share for four consecutive trading days prior to May 31, 2001, the value of the compensation to be paid was to equal to the number of shares issued and options assumed in the acquisition (944,213 and 138,158, respectively) multiplied by the difference between our average closing stock price during the month of May 2001 and $23 per share. The former shareholders of Avid Sports, Inc. were to be compensated in shares of our common stock while the former option holders were to be compensated in cash. On September 30, 2000, we recorded a charge of $13.3 million, which represented the fair value of the arrangement on September 30, 2000, including $0.1 million in transaction fees. This charge included a liability of $1.7 million which represented the estimated cash payout to the option holders with the remaining $11.5 million, determined using the Black-Scholes method, recorded as an increase in common stock. Our share price did not reach the target level and therefore, in June 2001, we issued 1,441,660 additional shares of our common stock to the former shareholders of Avid Sports, Inc., and paid an aggregate of $1.3 million in cash to the former option holders of Avid Sports, Inc. The difference between the estimated cash payout to the former option holders of Avid Sports, Inc. at September 30, 2000 of $1.7 million and the actual payment in June 2001 was recorded as a reduction to lower the initial charge to the final expense of $12.9 million.

(g)    Pro Forma Financial Information for Acquisitions (unaudited)

The following unaudited pro forma financial information presents the results of operations for fiscal 2003, 2002, and 2001, as if the acquisition of Steinberg in January 2003 occurred at the beginning of fiscal 2003, 2002, and 2001. The pro forma financial information excludes charges for acquired in-process research and development. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2003, 2002, and 2001 or of future operating results.

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands, except per share data)

Net sales	$342,066	$249,736	$267,669

Net loss	$(21,570)	$(43,468)	$(64,284)

Net loss per share:
Basic	$(0.35)	$(0.76)	$(1.24)

Diluted	$(0.35)	$(0.76)	$(1.24)

Pro forma results of operations related to the acquisition of VOB in October 2002 and the acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST in October 2001 have not been presented, as they would not be materially different from the consolidated financial statements.

(h)     In-Process Research and Development

During the fiscal year ended June 30, 2003, the Company recorded in-process research and development costs of approximately $0.5 million, all of which related to the acquisition of Steinberg. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Fiscal Year Ending June 30:
2004	$5,434
2005	4,853
2006	3,224
2007	2,576
2008	1,844
Thereafter	929

Total operating lease obligations	$18,860

The lease obligation disclosure above represents a five-year period from July 1, 2003 through June 30, 2008 and any lease obligations thereafter. Rent expense for the fiscal years ended June 30, 2003, 2002 and 2001 was $5.0 million, $4.6 million and $3.1 million, respectively.

In January 2003, we acquired Steinberg, a company based in Hamburg, Germany. As a result of this acquisition, the Company assumed capital lease obligations for office equipment including copy machines and telephone systems. As of June 30, 2003, the Company’s total capital lease obligations were $0.2 million, which were long-term in nature and expire in February 2008.

Other Contractual Obligations

Contractual obligations of the Company, other than operating leases, include purchase orders related to the procurement of materials that are required to produce products for sale. Currently, the Company does not have any capital leases, long-term debt, other long-term obligations, or contractual cash obligations.

Customer Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of June 30, 2003, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.

Legal Actions

In September 2003, the Company was served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with the Company’s acquisition of certain assets of Dazzle, the Company tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. Pursuant to the SCM/Dazzle Asset Purchase Agreement, the Company is seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. Although the Company believes that the claims by DVDCre8 are without merit and that it is entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that the Company will recover all or a portion of the damages assessed or expenses incurred.

In October 2002, the Company filed a claim against XOS Technologies, its principals, and certain former employees of the Company and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleged misappropriation of the Company’s trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against the Company, alleging

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

antitrust violations, slander, false advertising, and intentional interference with economic advantage. The Company moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. The Company again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. The Company’s claims are expected to go to trial in early October 2003, and XOS’s claims are currently scheduled for trial in early 2004.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003. The Company accrued $11.3 million during the quarter ended December 31, 2002 and $3.9 million during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003, which expires on April 11, 2004, for $16.9 million. The Company filed a notice of appeal in the case on May 1, 2003 and expects the appeals process to take approximately 18 months. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim. The Company intends to seek indemnification from certain of the former shareholders of each of Montage and DES. Although the Company believes it is entitled to indemnification for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, there can be no assurance that the Company will recover all or a portion of these damages. The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

In March 2000, the Company acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of the Company’s common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, the Company entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, the Company determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. Currently, the DES earnout arbitration is ongoing. The parties have submitted their positions to the arbitrator and are awaiting a decision. Although the Company does not know exactly when the ruling will be made, it could be made as early as either the first or second quarter of fiscal 2004. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

The Company is engaged in certain additional legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity, although there can be no assurance as to the outcome of such litigation.

Note 7.    Employee Benefit Plans

Stock Option Plans.    The Company’s 1987 Stock Option Plan (the “1987 Plan”) provides for the grant of both incentive and non-statutory stock options to employees, directors and consultants of the Company. Pursuant to the terms of the 1987 Plan, after April 1997 no further shares are available for future grants.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 1994, the shareholders approved the 1994 Director Stock Option Plan (the “Director Plan”), reserving 400,000 shares of common stock for issuance. The 1994 Director Plan provides for the grant of non- statutory stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board, each non-employee director automatically received an option to purchase 20,000 shares of the Company’s common stock vesting over four years. Following each annual shareholders’ meeting, each non-employee director received an option to purchase 5,000 shares of the Company’s common stock vesting over a twelve-month period. At the 2001 Annual Meeting of Shareholders, the shareholders approved an amendment to the Director Plan (i) to increase option grants to newly appointed non-employee directors from 20,000 to 40,000 shares, (ii) to increase subsequent annual option grants to non-employee directors from 5,000 to 20,000 shares, and (iii) to increase the number of shares of Common Stock reserved for issuance thereunder from 400,000 to 1,000,000 shares. As of June 30, 2003, options to purchase an aggregate of 296,000 shares of the Company’s Common Stock were outstanding under the Director Plan with a weighted average exercise price of $9.21 per share, and 590,000 shares were available for future grant. The Director Plan provides for an initial grant of options to purchase 40,000 shares of Common Stock to each new non-employee director who does not represent shareholders holding more than 1% of the Company’s outstanding Common Stock. Subsequently, each non-employee director will be automatically granted an additional option to purchase 20,000 shares of Common Stock at the next meeting of the Board of Directors following the 2001 Annual Meeting of Shareholders in each year beginning with the 2001 Annual Meeting of Shareholders, provided such non-employee director has served on the Company’s Board of Directors for at least six months. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a ten-year term. There were 590,000 and 665,000 shares available for grant under the Director Plan at June 30, 2003 and 2002, respectively.

In October 1996, the shareholders approved the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provides for grants of both incentive and non-statutory stock options to employees, directors and consultants to purchase common stock at a price equal to the fair market value of such shares on the grant dates. Options granted pursuant to the 1996 Plan generally have a ten-year term and vest over a four-year period. The shareholders approved an increase in the number of shares available for grant by 800,000 shares at the 2000 Annual Meeting of Shareholders. There were 1,847 and 684,999 shares available for grant under the 1996 Plan at June 30, 2003 and 2002, respectively.

In November 1996, the Board of Directors approved the 1996 Supplemental Stock Option Plan (the “1996 Supplemental Plan”). The 1996 Supplemental Plan provides for grants of non-statutory stock options to employees and consultants other than officers and directors to purchase common stock at a price determined by the Board of Directors. Options granted pursuant to the 1996 Supplemental Plan generally have a ten-year term and vest over a four-year period. In July 2000, the Board of Directors increased the number of shares available for grant by 2,200,000. In August 2002, the Board of Directors increased the number of shares available for grant by 3,600,000. In May 2003, the Board of Directors increased the number of shares available for grant by 3,000,000. There were 6,362,140 and 1,132,718 shares available for grant under the 1996 Supplemental Plan at June 30, 2003 and 2002, respectively.

In November 2001, the Company offered a voluntary Stock Option Exchange Program to certain eligible employees, which provided these employees with the opportunity to tender their existing stock options in exchange for an equal number of replacement options to be granted in June 2002, with an exercise price equal to the fair market value of the Company’s Common Stock on the date that the new options were granted. These elections were required to be made by December 17, 2001, and were required to include all options granted to the electing employee during the prior six-month period. A total of 155 employees elected to participate in the Stock Option Exchange Program. Of the 11,000,000 stock options that were eligible to be tendered, 2,600,000 options, or 24%, were tendered in December 17, 2001. On June 19, 2002, Pinnacle granted an aggregate of 2,550,009 million replacement options to those employees who had been continuously employed by Pinnacle from the date they tendered their options through the grant date.

Only employees of Pinnacle who lived and worked in the United States, Germany, Japan or the United Kingdom, and who were a Pinnacle employee as of, or prior to, the commencement of the offer, were eligible to participate. Directors, executive officers and certain other officers were not eligible to participate in the Stock Option Exchange Program.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under these employee and director option plans was as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
	(Shares in thousands)

Balance at June 30, 2000	647	13,659	$10.00
Additional shares reserved	3,000	—	—
Exercised	—	(586)	$4.97
Granted	(3,145)	3,145	$8.03
Canceled	1,395	(1,457)	$12.73

Balance at June 30, 2001	1,897	14,761	$9.50
Additional shares reserved	600	—	$—
Exercised	—	(1,133)	$3.88
Granted	(4,429)	4,429	$9.16
Canceled	4,415	(4,442)	$12.79

Balance at June 30, 2002	2,483	13,615	$8.54
Additional shares reserved	6,600	—	$—
Exercised	—	(1,669)	$6.52
Granted	(2,819)	2,819	$10.73
Canceled	690	(705)	$11.25

Balance at June 30, 2003	6,954	14,060	$9.09

The following table summarizes stock options outstanding and exercisable at June 30, 2003:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.56 to 5.19	2,968	5.37	$4.28	2,358	$4.27
$ 5.30 to 8.78	3,699	6.33	$7.39	2,898	$7.47
$ 8.87 to 11.41	2,872	9.16	$10.31	279	$9.93
$11.61 to 13.00	3,635	8.09	$12.06	2,677	$12.18
$13.08 to 30.74	886	7.11	$16.22	609	$16.87

Total	14,060	7.21	$9.09	8,821	$8.77

The weighted average fair value of options granted for the fiscal years ended June 30, 2003, 2002 and 2001 was $5.36, $4.48, and $4.83 respectively. Assumptions used in determining the fair value of stock options granted using the Black-Scholes option-pricing model were as follows: for fiscal 2003, volatility of 84.6%, no expected dividends, an average risk-free interest rate of 2.80% and an average expected option term of 3.2 years; for fiscal 2002, volatility of 86.3%, no expected dividends, an average risk-free interest rate of 2.36% and an average expected option term of 2.6 years; and for fiscal 2001, volatility of 87.2%, no expected dividends, an average risk-free interest rate of 5.29% and an average expected option term of 3.4 years.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net earnings per common share were as follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands, except share data)
Net loss:
As reported	$(21,861)	$(40,083)	$(60,548)
Add: stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(19,270)	(14,075)	(17,903)

Pro forma	$(41,131)	$(54,158)	$(78,451)

Net loss per share:
Basic—As reported	$(0.36)	$(0.70)	$(1.17)
Basic—Pro forma	$(0.67)	$(0.95)	$(1.52)
Diluted—As reported	$(0.36)	$(0.70)	$(1.17)
Diluted—Pro forma	$(0.67)	$(0.95)	$(1.52)
Shares used to compute net loss per share:
Basic	61,247	56,859	51,729
Diluted	61,247	56,859	51,729

Stock Purchase Plan.    The Company has a 1994 Employee Stock Purchase Plan (the “Purchase Plan”) under which all eligible employees may acquire common stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. As of June 30, 2003, the number of shares authorized to be issued under the Purchase Plan were 6,889,000 shares, of which 2,712,000 were available for issuance. Annual increases to the Purchase Plan are calculated at the lesser of 1,200,000 shares or 2% of the Company’s outstanding shares of common stock. Employees purchased 1,182,000, 885,000, and 434,000 shares in the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases in each of the following fiscal years ended June 30:

	2003	2002	2001
Risk-free interest rate	1.29%	2.89%	5.14%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	84.6%	86.3%	87.2%

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

Note 8.    Shareholders’ Equity

Stock Repurchase Plan.    In July 2000, the Board of Directors authorized the repurchase of up to 3.0 million shares of the Company’s common stock. As of June 30, 2003 and 2002, the Company had repurchased a total of 0.8 million shares of its common stock at a cost of $6.5 million. Approximately 2.2 million shares remain authorized for repurchase.

Shareholder Rights Plan.    In December 1996, the Company adopted a Shareholder Rights Plan pursuant to which one Right was distributed for each outstanding share of common stock. Each Right entitles shareholders to buy one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $65.00 upon certain events.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9.    Income Taxes

A summary of the components of income tax expense follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands)
Current:
State	$250	$175	$90
Foreign	3,671	4,603	1,034

Total current	3,921	4,778	1,124
Deferred:
Federal	—	—	3,651
State	—	—	2,841
Foreign	(670)	700	—

Total deferred	(670)	700	6,492

Total income tax expense	$3,251	$5,478	$7,616

Total income tax expense from continued operations differs from expected income tax benefit computed by applying the U.S. federal corporate income tax rate of 35% for the fiscal years ended June 30, 2003, 2002 and 2001 to loss before taxes as follows:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands)

Income tax benefit at federal statutory rate	$238	$(12,112)	$(18,402)
State income taxes, net of federal income tax benefits	163	114	1,905
Non-deductible goodwill and intangible amortization	—	7,335	2,964
Non-deductible merger and acquisition costs	—	—	4,553
Foreign tax rate differentials	(1,293)	7,296	(1,456)
Change in beginning of the year valuation allowance	3,843	2,801	18,259
Other, net	300	44	(207)

Total income tax expense	$3,251	$5,478	$7,616

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of June 30, 2003 and 2002 are as follows:

	Fiscal Year Ended June 30,
	2003	2002
	(In thousands)
Deferred tax assets:
Accrued expense and allowances	$10,751	$9,194
Acquired intangibles	11,850	15,709
Net operating loss carry forwards	11,936	5,903
Tax credit carry forwards	4,653	7,396
Property and equipment	1,069	830
Other	104	101

Total gross deferred tax assets	40,363	39,133
Less: valuation allowance	(39,122)	(35,279)

Net deferred tax assets	1,241	3,854

Deferred tax liabilities:
Acquired intangibles	(7,826)	(3,073)
Accumulated domestic international sales corporation income	(130)	(194)
Unrealized foreign exchange gain	(1,111)	(1,287)

Total gross deferred tax liabilities	(9,067)	(4,554)

Net deferred tax liabilities	$(7,826)	$(700)

The Company is presently unable to conclude that all of the U.S. deferred tax assets are more likely than not to be realized from the results of operations. Accordingly, a valuation allowance was provided for the U.S. net deferred tax assets. During the fiscal year ended June 30, 2003, the Company increased the valuation allowance by $3.8 million.

The total valuation allowance recorded as of June 30, 2003 is $39.1 million. The valuation allowance of $8.8 million relates to tax benefits arising from the exercise of stock options which will be credited to shareholders’ equity when recognized. The valuation allowance of $3.9 million relates to foreign net operating loss carryforwards from the acquisition of Steinberg, which will reduce goodwill if it is later determined that the related deferred tax assets are more likely than not to be realized. The remaining balance will be benefited as a reduction in tax expense if it is later determined that the related deferred tax assets are more likely than not to be realized. During the fiscal year ended June 30, 2002, the Company increased the valuation allowance by $2.8 million to $35.3 million. The valuation allowance of $7.5 million at June 30, 2002 related to tax benefits arising from the exercise of stock options which will be credited to shareholders’ equity when recognized. During the fiscal year ended June 30, 2001, the Company increased the valuation allowance by $23.1 million to $32.5 million.

As of June 30, 2003, the Company had federal and state net operating loss carryforwards of approximately $20.7 million and $11.4 million, respectively. The Company’s federal net operating loss carryforwards expire in the years 2020 through 2023, if not utilized. The Company’s state net operating loss expires in the years 2011 through 2014, if not utilized. The Company had foreign net operating loss carryforwards of $9.8 million, which have no expiration provision. In addition, the Company had federal research and experimentation credit carryforwards of $3.5 million, which expire in 2003 through 2022, and state research and experimentation credit carryforwards of $0.9 million, which have no expiration provision.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in Internal Revenue Code Section 382. If the Company has such an ownership change, the Company’s ability to utilize the above mentioned carryforwards could be significantly reduced.

For the fiscal year ended June 30, 2003, the Company generated a $0.7 million net income from continued operations before income taxes, which is comprised of $12.3 million net income before income taxes from international operations and $11.6 million net loss before income taxes from domestic operations. No U.S. taxes

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have been provided on the undistributed earnings of the Company’s foreign subsidiaries as the Company plans to indefinitely reinvest the foreign earnings outside the U.S. For the fiscal year ended June 30, 2002, the Company incurred a $34.6 million net loss from continued operations before income taxes, which is comprised of $10.5 million net income before income taxes from international operations and $45.1 million net loss before income taxes from domestic operations. For the fiscal year ended June 30, 2001, the Company incurred a $52.6 million net loss from continued operations before income taxes, which is comprised of $16.8 million net income before income taxes from international operations and $69.4 million net loss before income taxes from domestic operations.

Note 10.    Segment and Geographic Information

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

The Company’s chief operating decision maker evaluates the performance of these divisions based on revenues, gross profit, and operating income (loss) before income taxes, interest and other income, net, excluding the effects of nonrecurring charges including amortization of goodwill and other intangibles related to the Company’s acquisitions and the acquisition settlement. Operating results also include allocations of certain corporate expenses.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s operations by operating segment for the fiscal years ended June 30, 2003, 2002 and 2001. The information presented for the fiscal year ended June 30, 2001 has been restated to correspond with the Company’s reorganization of segments described above.

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands)
Broadcast and Professional:
Net sales	$142,719	$120,835	$140,676
Costs and expenses:
Cost of sales	57,984	56,377	75,992
Engineering and product development	23,798	23,881	27,772
Sales, marketing and service	41,735	39,522	40,914
General and administrative	9,909	8,239	8,152
Amortization of goodwill	—	15,124	11,191
Amortization of other intangible assets	9,266	15,551	14,920
Legal judgment	15,161	—	—
In-process research and development	—	—	—
Acquisition settlement	—	—	12,880

Total costs and expenses	157,853	158,694	191,821

Operating loss	$(15,134)	$(37,859)	$(51,145)

Business and Consumer:
Net sales	$188,361	$110,956	$109,561
Costs and expenses:
Cost of sales	94,133	57,827	68,557
Engineering and product development	14,406	7,564	6,533
Sales, marketing and service	51,192	31,935	24,968
General and administrative	9,526	7,368	6,534
Amortization of goodwill	—	2,894	3,161
Amortization of other intangible assets	5,335	2,322	1,471
Legal judgment	—	—	—
In-process research and development	470	—	—
Acquisition settlement	—	—	—

Total costs and expenses	175,062	109,910	111,224

Operating income (loss)	$13,299	$1,046	$(1,663)

Combined:
Net sales	$331,080	$231,791	$250,237
Costs and expenses:
Cost of sales	152,117	114,204	144,549
Engineering and product development	38,204	31,445	34,305
Sales, marketing and service	92,927	71,457	65,882
General and administrative	19,435	15,607	14,686
Amortization of goodwill	—	18,018	14,352
Amortization of other intangible assets	14,601	17,873	16,391
Legal judgment	15,161	—	—
In-process research and development	470	—	—
Acquisition settlement	—	—	12,880

Total costs and expenses	332,915	268,604	303,045

Operating loss	$(1,835)	$(36,813)	$(52,808)

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company’s net sales. The following tables presents a summary of revenue and long-lived assets by geographic region as of and for the fiscal years ended June 30:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands)
Net Sales by Geographic Region
United States	$134,488	$108,499	$100,536
United Kingdom, Ireland	18,286	12,700	20,388
Germany	38,087	15,967	16,445
France	19,783	15,059	16,716
Spain, Italy, Benelux	28,901	16,700	24,652
Japan, China, Hong Kong, Singapore, Korea, Australia	32,844	23,609	35,200
Other foreign countries	58,691	39,257	36,300

Total	$331,080	$231,791	$250,237

	As of June 30,
	2003	2002
	(In thousands)
Long-lived Assets
United States	$8,974	$9,020
Germany	4,253	2,495
Other foreign countries	813	741

Total	$14,040	$12,256

Foreign revenue is reported based on the sale destination. No one customer accounted for more than 10% of net sales during the fiscal years ended June 30 2003, 2002 and 2001. No one customer accounted for more than 10% of net accounts receivable as of June 30, 2003 and 2002.

Note 11.    Supplemental Cash Flow Information

The following table reflects supplemental cash flow from investing activities related to acquisitions for the fiscal years ended June 30:

	Fiscal Year Ended June 30,
	2003	2002	2001
	(In thousands)
Fair value of:
Assets acquired and goodwill	$50,373	$13,963	$24,001
Liabilities assumed and costs incurred	(19,347)	(715)	—
Acquisition settlement	—	—	11,481
Common stock, stock options and warrants issued	(17,769)	(10,915)	(28,005)

Net cash paid on acquisitions	$13,257	$2,333	$7,477

Note 12.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2003 and 2002 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands except for per share data amounts)
Fiscal 2003:
Net sales	$68,574	$84,501	$88,666	$89,339
Operating income (loss)	1,481	(5,369)	(29)	2,082
Net income (loss)	$(17,870)	$(6,821)	$(626)	$3,456
Net income (loss) per share:
Basic	$(0.30)	$(0.11)	$(0.01)	$0.05
Diluted	$(0.29)	$(0.11)	$(0.01)	$0.05
Shares used to compute net income (loss) per share:
Basic	59,128	60,451	62,453	63,014
Diluted	62,018	60,451	62,453	66,103

Fiscal 2002:
Net sales	$46,968	$59,132	$60,670	$65,021
Operating loss	(15,520)	(8,502)	(7,694)	(5,097)
Net loss	$(15,492)	$(8,279)	$(7,946)	$(8,366)
Net loss per share:
Basic	$(0.27)	$(0.15)	$(0.14)	$(0.14)
Diluted	$(0.27)	$(0.15)	$(0.14)	$(0.14)
Shares used to compute net loss per share:
Basic	54,892	56,255	57,597	58,710
Diluted	54,892	56,255	57,597	58,710

Note 13.    Subsequent Events

In July 2003, the Company acquired a 95% interest in Jungle KK, a privately held distribution company based in Tokyo, Japan that specializes in marketing and distributing retail software products in Japan. The Company plans to continue to sell Jungle’s products and to utilize Jungle’s marketing and distribution channels to sell and distribute the Company’s consumer products into the Japanese market. The Company acquired certain assets and liabilities for a total purchase price of approximately $3.9 million, consisting of approximately $3.0 million in cash and approximately $0.9 million of the Company’s common stock.

In July 2003, the Company acquired certain assets of SCM Microsystems and Dazzle Multimedia in exchange for 1,866,851 shares of its common stock and agreed to register these shares for resale by SCM Microsystems. According to the terms of the Asset Purchase Agreement, in the event that the proceeds from the sale of shares of the Company’s common stock by SCM Microsystems exceed $21,550,000, SCM Microsystems would be required to pay the Company an amount equal to any proceeds in excess of such amount. However, in the event that the proceeds from the sale of shares of the Company’s common stock by SCM Microsystems amount to less than $21,550,000, the Company agreed to pay SCM Microsystems the difference between $21,550,000 and the proceeds received by SCM Microsystems in cash. Given the decline in the market price of the Company’s common stock since July 25, 2003, the closing date of the acquisition, the Company may be obligated to pay SCM Microsystems pursuant to the purchase price adjustment provisions of the Asset Purchase Agreement depending on the then current market price of its common stock. Also, there may be additional purchase price adjustments for inventory and backlog.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Effect of Acquisitions	Charged to Expenses or Other Accounts	Deductions/ Write-offs	Foreign Currency Translation	Balance at End of Period
Year ended June 30, 2003
Allowance for doubtful accounts	$4,065	$468	$522	$(165)	$314	$5,204
Sales return allowances	5,267	—	1,556	—	(221)	6,602

Year ended June 30, 2002
Allowance for doubtful accounts	3,781	—	1,042	(925)	167	4,065
Sales return allowances	3,548	—	1,754	(327)	292	5,267

Year ended June 30, 2001
Allowance for doubtful accounts	2,528	—	2,060	(746)	(61)	3,781
Sales return allowances	3,255	—	1,511	(1,144)	(74)	3,548

S-1

EXHIBIT INDEX

Number	Description of Document
2.2(1)	Share Purchase and Transfer Agreement dated as of September 30, 2002 by and among Volkmar Breitfeld, Maik Langenberg, Pinnacle Systems GmbH and Pinnacle Systems, Inc.

2.3(2)	Share Purchase and Transfer Agreement dated December 18, 2002 by and among Pinnacle Systems, Inc., Pinnacle Systems GmbH and the Shareholders of Steinberg Media Technologies AG

2.4(3)	Asset Purchase Agreement dated as of June 29, 2003 by and among SCM Microsystems, Inc., Dazzle Multimedia, Inc. and Pinnacle Systems, Inc.

3.1(4)	Restated Articles of Incorporation of Pinnacle Systems, Inc.

3.2(4)	Bylaws of Pinnacle Systems, Inc., as amended to date

4.1(5)	Preferred Share Rights Agreement, dated December 12, 1996, between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.1.1(5)	Amendment No. 1 to Preferred Shares Right Agreement dated as of April 30, 1998 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.5(6)	Registration Rights Agreement dated April 6, 2000 by and between Pinnacle Systems, Inc. and each of David Engelke, Seth Haberman and Simon Haberman

4.9(2)	Registration Rights Agreement dated January 2, 2003 by and between Pinnacle Systems, Inc. and each of Manfred Rürup and Karl Steinberg

4.10(7)	Declaration of Registration Rights dated July 25, 2003 by and between Pinnacle Systems, Inc. and SCM Microsystems, Inc.

10.1(8)	1987 Stock Option Plan, as amended, and form of agreement thereto

10.2(9)	1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto

10.3(10)	1994 Director Stock Option Plan, and form of agreement thereto

10.4(4)	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors

10.11(11)	1996 Stock Option Plan, as amended, and form of agreements thereto

10.12(12)	1996 Supplemental Stock Option Plan, as amended, and form of agreements thereto

10.18.2(13)	Assignment and Modifications of Leases, dated August 16, 1999, between Pinnacle Systems, Inc., Network Computing Devices, Inc. and D.R. Stephens Company

10.23(14)	Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of David Engelke and Bryan Engelke

10.62(12)	Offer Letter and Employment Contract dated June 18, 2002 between Pinnacle Systems, Inc. and J. Kim Fennell

10.63(12)	Offer Letter and Employment Contract dated June 28, 2002 between Pinnacle Systems, Inc. and Mark L. Sanders

10.64(12)	Lease Agreement dated December 19, 1997 between Pinnacle Systems GmbH and Herrn Horst Theilemann

10.65(15)	Change of Control Severance Agreement dated January 30, 2003 between Kim Fennell and Pinnacle Systems, Inc.

10.66(15)	Change of Control Severance Agreement dated January 30, 2003 between Arthur Chadwick and Pinnacle Systems, Inc.

10.67(15)	Change of Control Severance Agreement dated January 30, 2003 between Pinnacle Systems, Inc. and each of Georg Blinn, Ajay Chopra, William Loesch and Bob Wilson

10.68(15)	Lease Agreement dated January 31, 2001 between Firma Steinberg Media Technologies GmbH and Beteiligungsgesellschaft Holtigbaum

21.1	List of subsidiaries of Pinnacle Systems, Inc.

23.1	Independent Auditors’ Report and Consent

24.1	Power of Attorney (See Page 53)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed on November 14, 2002.

(2)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-102390), as filed on January 7, 2003.
(3)	Incorporated by reference to the exhibits filed with our Current Report on Form 8-K (File No. 000-24784), as filed on August 8, 2003.
(4)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-83812), as declared effective by the Securities and Exchange Commission on November 8, 1994.
(5)	Incorporated by reference to the exhibits filed with our Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.
(6)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-50988), as filed on November 30, 2000.
(7)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-107985), as filed on August 14, 2003.
(8)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-2816), as filed on March 27, 1996.
(9)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-74071), as filed on March 8, 1999.
(10)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-81978), as filed on February 1, 2002.
(11)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-51110), as filed on December 1, 2002.
(12)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed on September 27, 2002.
(13)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as filed on September 17, 1996.
(14)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed on September 26, 2001.
(15)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed on May 15, 2003.