Form 10-Q
period 2003-09-30
PINNACLE SYSTEMS INC
filed 2003-11-12
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of November 4, 2003 was approximately 66,361,405.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	September 30, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$62,186	$62,617
Marketable securities	17,720	18,804
Accounts receivable, less allowances for doubtful accounts and returns of $4,751 and $7,146 as of September 30, 2003, and $5,204 and $6,602 as of June 30, 2003, respectively	50,996	55,958
Inventories	43,481	37,280
Prepaid expenses and other current assets	7,146	9,197

Total current assets	181,529	183,856
Restricted cash	16,850	16,890
Property and equipment, net	15,262	14,846
Goodwill	75,668	60,632
Other intangible assets, net	36,147	29,341
Other assets	5,630	5,311

	$331,086	$310,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,688	$17,146
Accrued and other liabilities	52,175	49,489
Deferred revenue	13,906	10,100

Total current liabilities	83,769	76,735
Deferred income taxes	8,320	7,826
Long-term liabilities	803	158

Total liabilities	92,892	84,719

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 65,685 and 63,388 issued and outstanding as of September 30, 2003 and June 30, 2003, respectively	360,771	337,593
Accumulated deficit	(128,274)	(115,294)
Accumulated other comprehensive income	5,697	3,858

Total shareholders’ equity	238,194	226,157

	$331,086	$310,876

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$70,927	$68,574
Costs and expenses:
Cost of sales	37,023	30,981
Engineering and product development	10,550	8,263
Sales, marketing and service	25,265	19,668
General and administrative	5,979	4,810
Amortization of other intangible assets	2,820	3,371
In-process research and development	2,193	—

Total costs and expenses	83,830	67,093

Operating income (loss)	(12,903)	1,481
Interest and other income, net	326	390

Income (loss) before income taxes and cumulative effect of change in accounting principle	(12,577)	1,871
Income tax expense	403	450

Income (loss) before cumulative effect of change in accounting principle	(12,980)	1,421
Cumulative effect of change in accounting principle	—	(19,291)

Net loss	$(12,980)	$(17,870)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic and diluted	$(0.20)	$0.02

Cumulative effect per share of change in accounting principle:
Basic	$—	$(0.32)

Diluted	$—	$(0.31)

Net loss per share:
Basic	$(0.20)	$(0.30)

Diluted	$(0.20)	$(0.29)

Shares used to compute net loss per share:
Basic	65,086	59,128

Diluted	65,086	62,018

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,980)	$(17,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,007	5,036
Provision for doubtful accounts	121	386
Deferred taxes	(696)	—
Cumulative effect of change in accounting principle	—	19,291
In-process research and development	2,193	—
Loss on disposal of property and equipment	177	—
Changes in operating assets and liabilities:
Accounts receivable	6,429	(873)
Inventories	(1,556)	(2,648)
Prepaid expenses and other assets	3,254	16
Accounts payable	(1,187)	3,367
Accrued and other liabilities	(1,787)	1,938
Deferred revenue	3,639	3,502
Long-term liabilities	(133)	—

Net cash provided by operating activities	2,481	12,145

Cash flows from investing activities:
Purchases of property and equipment	(2,638)	(1,019)
Acquisitions, net of cash acquired	(3,525)	—
Proceeds from maturity of marketable securities, net	1,084	—

Net cash used in investing activities	(5,079)	(1,019)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,244	585

Net cash provided by financing activities	2,244	585

Effects of exchange rate changes on cash and cash equivalents	(77)	(171)

Net increase (decrease) in cash and cash equivalents	(431)	11,540
Cash and cash equivalents at beginning of period	62,617	80,575

Cash and cash equivalents at end of period	$62,186	$92,115

Supplemental disclosures of cash paid during the period for:
Income taxes	$3,528	$559

Non-cash transactions:
Common stock issued for acquisitions	$20,934	$—

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries (“Pinnacle” or the “Company”). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and in accordance with the instructions of Form 10-Q and Rule 10 of Regulation S-X. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include revenue recognition, allowances for doubtful accounts and sales returns, inventory valuation, the valuation of goodwill and intangibles, and the deferred tax asset valuation allowance. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 18, 2003. Results of operations for interim periods are not necessarily indicative of results for a full fiscal year.

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

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, the Company reduces revenue recognized for estimated future returns, estimated funds for marketing development activities, price protection and rebates, at the time the related revenue is recorded. In order to estimate future product returns and reserves for rebates and price protection, the Company analyzes historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of the Company’s products. To the extent that the Company has contracts for sales to channel partners who have unlimited return rights, revenue is recognized when the product is sold through to a customer.

The Company records original equipment manufacturer (“OEM”) licensing revenue, primarily royalties, when OEM partners ship products incorporating Pinnacle software, provided collection of such revenue is deemed probable.

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

The Company recognizes revenue from sales of software in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from non-software sales is recognized in accordance with the SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition In Financial Statements.” For systems sales that require significant customization and modification during installation to meet customer specifications, the Company applies the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

The pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share were as follows:

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net loss:
As reported	$(12,980)	$(17,870)
Add: stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(4,719)	(4,812)

Pro forma	$(17,699)	$(22,682)

Net loss per share:
Basic—As reported	$(0.20)	$(0.30)
Diluted—As reported	$(0.20)	$(0.29)
Basic—Pro forma	$(0.27)	$(0.38)
Diluted—Pro forma	$(0.27)	$(0.37)
Shares used to compute net loss per share:
Basic	65,086	59,128
Diluted	65,086	62,018

The fair value of stock options granted using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended September 30, 2003: volatility of 141%, no expected dividends, an average risk-free interest rate of 2.90% and an average expected option term of 3.2 years. The fair value of stock options granted using the Black-Scholes option-pricing model were estimated using the following assumptions for the three months ended September 30, 2002: volatility of 86%, no expected dividends, an average risk-free interest rate of 3.19% and an average expected option term of 3.4 years. The weighted average fair value of options granted for the three months ended September 30, 2003 and 2002 was $5.43 and $5.83, respectively.

The fair value of employees’ stock purchase rights under the 1994 employee stock purchase plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended September 30, 2003: volatility of 141%, no expected dividends, an average risk-free interest rate of 1.45% and an average expected option term of 0.5 years. The fair value of employees’ stock purchase rights under the employee purchase plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended September 30, 2002: volatility of 86%, no expected dividends, an average risk-free interest rate of 2.0% and an average expected option term of 0.5 years.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and potential dilutive common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Numerator:
Net loss	$(12,980)	$(17,870)

Denominator:
Denominator for basic net loss per share—weighted-average shares outstanding	65,086	59,128
Employee stock options	—	2,890

Denominator for diluted net loss per share	65,086	62,018

Net loss per share:
Basic	$(0.20)	$(0.30)

Diluted	$(0.20)	$(0.29)

The following table sets forth the common shares that were excluded from the diluted loss per share computations because either the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had net losses before cumulative effect of change in accounting principle, and therefore, these securities were anti-dilutive:

	Three Months Ended September 30,
	2003	2002
Potentially dilutive securities:
Employee stock options	9,107,933	5,722,794

The Company was previously contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between the Company and a former Shareholder of DES and Montage, the Company is now liable to issue 24,960 shares and is contingently liable to issue up to 324,482 shares of its common stock. The Company’s obligation to issue these shares is contingent upon the final legal damages and costs assessed against the Company in the Athle-Tech litigation and the outcome of the Company’s claim for indemnification against certain of the former shareholders of Montage for the Athle-Tech damages and costs (see Note 9). If and when such shares are issued, they would increase the number of basic and diluted weighted-average shares outstanding.

3. Comprehensive Loss

The Company’s comprehensive loss includes net loss, unrealized loss on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended September 30,
	2003	2002
	(In thousands)
Net loss	$(12,980)	$(17,870)
Unrealized loss on available-for-sale investments	(39)	—
Foreign currency translation adjustment	1,878	(249)

Comprehensive loss	$(11,141)	$(18,119)

4. Inventories

As of September 30, 2003 and June 30, 2003, inventories were comprised of the following:

	As of September 30, 2003	As of June 30, 2003
	(In thousands)
Raw materials	$9,166	$9,594
Work in process	14,367	12,599
Finished goods	19,948	15,087

Total inventories	$43,481	$37,280

5. Acquisitions

(a) SCM Microsystems, Inc. and Dazzle Multimedia, Inc.

In July 2003, the Company acquired certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., a company that specializes in digital media and video solutions. The Company integrated Dazzle’s digital video business into its existing home video editing business in the Business and Consumer division during the three months ended September 30, 2003.

The purchase price was approximately $22.5 million, of which approximately $2.0 million was subsequently paid in cash on November 7, 2003 and approximately $20.1 million represents the value of the 1,866,851 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a period of two days prior to and two days after the date the terms were agreed to and announced. The amount of shares issued was calculated based on the average closing price of the shares on NASDAQ for thirty consecutive days ending on the date three business days prior to the July 25, 2003 closing date. The $2.0 million cash payment related to purchase price adjustments for inventory and backlog. The Company also incurred approximately $0.4 million in transaction costs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $11.0 million higher than the fair value of the identifiable acquired assets. The Company recorded this $11.0 million amount as goodwill at the acquisition date.

According to the terms of the Asset Purchase Agreement, in the event that the proceeds from the sale of shares of the Company’s common stock by SCM Microsystems exceed $21,550,000, SCM Microsystems would be required to pay the Company an amount equal to any proceeds in excess of such amount. However, in the event that the proceeds from the sale of shares of the Company’s common stock by SCM Microsystems amount to less than $21,550,000, the Company agreed to pay SCM Microsystems the difference between $21,550,000 and the proceeds received by SCM Microsystems in cash. Given the decline in the market price of the Company’s common stock since July 25, 2003, the closing date of the acquisition, the Company will most likely be obligated to make such a payment during the three months ending December 31, 2003. If the Company makes this additional payment, it will be accounted for as a decrease in common stock.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$2,700
Identifiable intangible assets	7,466
In-process research and development	2,193
Goodwill	10,993

Total assets acquired	23,352
Current liabilities assumed	(823)

Net assets acquired	$22,529

The identifiable intangible assets include developed core technology of $5.6 million, trademarks and trade names of $1.7 million, and customer-related intangibles of $0.2 million, all of which are being amortized over a five-year period. The Company also acquired in-process research and development of $2.2 million, which was subsequently expensed during the three months ended September 30, 2003. The $11.0 million of goodwill was assigned to the Business and Consumer division and has not been amortized, in accordance with the requirements of SFAS No. 142.

(b) Jungle KK

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

The purchase price was approximately $5.0 million, of which approximately $3.6 million was paid in cash and approximately $0.8 million represents the value of the 72,122 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a period of two days prior to and two days after the date the terms were agreed to and announced. The Company also incurred approximately $0.6 million in transaction costs. The synergies that the Company plans to generate by using Jungle’s marketing and distribution channels was the justification for a purchase price of approximately $3.3 million higher than the fair value of the identifiable acquired assets. The Company recorded this $3.3 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$3,533
Property and equipment	65
Other long-term assets	164
Identifiable intangible assets	1,623
Goodwill	3,259

Total assets acquired	8,644
Current liabilities assumed	(2,945)
Long-term liabilities assumed	(769)

Net assets acquired	$4,930

The identifiable intangible assets include trademarks and trade names of $0.8 million and customer-related intangibles of $0.8 million, and are being amortized over a five-year period. The $3.3 million of goodwill was assigned to the Business and Consumer division and has not been amortized, in accordance with the requirements of SFAS No. 142.

(c) Pro Forma Financial Information for Acquisitions (unaudited)

The following unaudited pro forma financial information presents the results of operations for the three months ended September 30, 2003 and 2002, as if the acquisition of Steinberg in January 2003 and the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 occurred at the beginning of fiscal 2003 and 2002. The pro forma financial information excludes charges for acquired in-process research and development. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2003 and 2002 or of future operating results.

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net sales	$72,454	$78,372
Net loss	$(12,716)	$(17,757)
Net loss per share:
Basic	$(0.20)	$(0.30)
Diluted	$(0.20)	$(0.29)
Shares used to compute net loss per share:
Basic	65,086	59,128
Diluted	65,086	62,018

Pro forma results of operations related to the acquisition of a 95% interest in Jungle KK in July 2003 have not been presented, as they would not be materially different from the consolidated financial statements.

(d) In-Process Research and Development

During the three months ended September 30, 2003, the Company recorded in-process research and development costs of approximately $2.2 million, all of which related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

6. Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, which the Company adopted on July 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives continue to be amortized.

The Company performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired. As of June 30, 2003, the Company had approximately $60.6 million of goodwill and $29.3 million of other intangible assets. As of September 30, 2003, the Company had approximately $75.7 million of goodwill and $36.1 million of other intangible assets.

The Company performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of the Company’s reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of its goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations.

Upon adoption, the Company has evaluated the remaining useful lives of its other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were, therefore, not subject to amortization. The Company determined that no adjustments to the useful lives of its other intangible assets were necessary.

The goodwill impairment test consisted of the two-step process as follows:

In both Step 1 and Step 2, below, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Step 1. The Company compared the fair value of its reporting units to its carrying amount, including the existing goodwill and other intangible assets. As of July 1, 2002, since the carrying amount of two of the Company’s reporting units in the Broadcast and Professional division exceeded their fair value, the comparison indicated that the reporting units’ goodwill was impaired (see Step 2 below). As of July 1, 2003, there was no indication of goodwill impairment as the fair value of the Company’s reporting units was greater than the carrying amount.

Step 2. For purposes of performing the second step, the Company used a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including intangibles, and liabilities of each of these reporting units, respectively. The residual fair value after the purchase price allocation is the implied fair value of the reporting unit goodwill. At the adoption date, July 1, 2002, the implied fair value of the reporting unit goodwill was less than the carrying amount of goodwill, resulting in a transitional impairment loss of $19.3 million recorded during the three months ended September 30, 2002.

In accordance with SFAS No. 142, the Company will evaluate, on an annual basis or whenever significant events or changes occur in its business, whether its goodwill has been impaired. If the Company determines that its goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. In October 2003, the Company commenced a re-assessment of its business plan. As part of this process, the Company expects to reallocate its resources among the various reporting units. Once this process is complete, the Company will determine the impact to the operating cash flows of the reporting units, which may trigger an interim impairment analysis of goodwill and other intangible assets in the quarter ending December 31, 2003. Also, a goodwill impairment charge may be required if the Company receives a negative ruling from the DES earnout arbitration (see Note 9).

A summary of changes in the Company’s goodwill during the three months ended September 30, 2003 by business segment is as follows (in thousands):

Goodwill	Professional and Broadcast Division	Business and Consumer Division	Total
Net carrying amount as of June 30, 2003	$29,482	$31,150	$60,632
Goodwill acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc.	—	10,993	10,993
Goodwill acquired from Jungle KK	—	3,259	3,259
Foreign currency translation	—	784	784

Net carrying amount as of September 30, 2003	$29,482	46,186	75,668

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of September 30, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$60,713	$(39,352)	$21,361
Trademarks and trade names	12,873	(8,496)	4,377
Customer-related intangibles	19,985	(9,609)	10,376
Other identifiable intangibles	3,857	(3,824)	33

Total	$97,428	$(61,281)	$36,147

	As of June 30, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$54,798	$(37,719)	$17,079
Trademarks and trade names	10,219	(7,977)	2,242
Customer-related intangibles	18,756	(8,791)	9,965
Assembled workforce	2,750	(2,741)	9
Other identifiable intangibles	3,857	(3,811)	46

Total	$90,380	$(61,039)	$29,341

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended September 30,
Amortization of Other Intangible Assets	2003	2002
Core/developed technology	1,546	2,380
Trademarks and trade names	507	252
Customer-related intangibles	746	511
Other identifiable intangibles	21	228

Total amortization	$2,820	$3,371

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortization Expense
For the Nine-Month Period October 1, 2003 through June 30, 2004	$7,433

For the Fiscal Years Ending June 30:
2005	9,011
2006	7,745
2007	7,323
2008	4,512
Thereafter	123

Total estimated future amortization expense for other intangible assets	$36,147

The following table summarizes the effect on net loss that would have resulted if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Three Months Ended September 30,
	2003	2002
	(In thousands, except per share data)
Net loss:
Net loss, as reported	$(12,980)	$(17,870)
Add back: cumulative effect of change in accounting principle	—	19,291

Adjusted net income (loss)	$(12,980)	1,421

Basic net loss per share:
Basic, as reported	$(0.20)	$(0.30)
Add back: cumulative effect of change in accounting principle	—	0.32

Adjusted basic net income (loss) per share	$(0.20)	$0.02

Diluted net loss per share:
Diluted, as reported	$(0.20)	$(0.29)
Add back: cumulative effect of change in accounting principle	—	0.31

Adjusted diluted net income (loss) per share	$(0.20)	$0.02

Shares used to compute net income (loss) per share:
Basic	65,086	59,128

Diluted	65,086	62,018

7. Long-Term Liabilities

In January 2003, we acquired Steinberg, a company based in Hamburg, Germany. As a result of this acquisition, we assumed long-term capital lease obligations for office equipment including copy machines and telephone systems. As of September 30, 2003, our total capital lease obligations were $0.1 million, which were long-term in nature and expire in February 2008.

In July 2003, we acquired a 95% interest in Jungle KK, a privately held distribution company based in Tokyo, Japan. As a result of this acquisition, we assumed long-term debt obligations that were comprised of long-term notes from financial institutions in Japan with interest rates ranging from 1.7% to 2.9% and payment expiration terms ranging from November 2005 through July 2008. As of September 30, 2003, the total amount outstanding for these long-term obligations was approximately $0.7 million.

8. Segment and Geographic Information

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

The following is a summary of the Company’s operations by operating segment for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
	(In thousands)
Broadcast and Professional:
Net sales	$34,283	$35,007
Costs and expenses:
Cost of sales	14,257	14,821
Engineering and product development	5,935	5,723
Sales, marketing and service	11,642	9,845
General and administrative	3,564	2,767
Amortization of other intangible assets	444	2,856
In-process research and development	—	—

Total costs and expenses	35,842	36,012

Operating loss	$(1,559)	$(1,005)

Business and Consumer:
Net sales	$36,644	$33,567
Costs and expenses:
Cost of sales	22,766	16,160
Engineering and product development	4,615	2,540
Sales, marketing and service	13,623	9,823
General and administrative	2,415	2,043
Amortization of other intangible assets	2,376	515
In-process research and development	2,193	—

Total costs and expenses	47,988	31,081

Operating income (loss)	$(11,344)	$2,486

Combined:
Net sales	$70,927	$68,574
Costs and expenses:
Cost of sales	37,023	30,981
Engineering and product development	10,550	8,263
Sales, marketing and service	25,265	19,668
General and administrative	5,979	4,810
Amortization of other intangible assets	2,820	3,371
In-process research and development	2,193	—

Total costs and expenses	83,830	67,093

Operating income (loss)	$(12,903)	$1,481

The Company markets its products globally through its network of sales personnel, dealers, distributors, retailers and subsidiaries. Export sales account for a significant portion of the Company’s net sales. Foreign sales are reported based on the sale destination. The following table presents a summary of net sales by geographic region for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
Net Sales by Geographic Region	2003	2002
	(In thousands)
United States	$27,554	$34,216
United Kingdom, Ireland	3,723	3,686
Germany	6,864	7,065
France	4,432	3,466
Spain, Italy, Benelux	5,076	4,495
Japan, China, Hong Kong, Singapore, Korea, Australia	10,313	6,493
Other foreign countries	12,965	9,153

Total	$70,927	$68,574

9. Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Nine-Month Period:
October 1, 2003 through June 30, 2004	$4,255
For the Fiscal Years Ending June 30,
2005	4,941
2006	3,279
2007	2,576
2008	1,844
Thereafter	929

Total operating lease obligations	$17,824

The lease obligation remaining for the current fiscal year 2004 represents only a nine-month period from October 1, 2003 through June 30, 2004. The lease obligation disclosure above represents a four-year and nine-month period from October 1, 2003 through June 30, 2008 and any lease obligations thereafter.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if its products infringe a third party’s intellectual property rights. As of September 30, 2003, the Company was not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Other Contractual Obligations

The Company’s contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce its products for sale. Currently, the Company does not have any other long-term obligations or contractual cash obligations.

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture its products for sale. The Company places POs with its vendors on an ongoing basis based on its internal sales forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of September 30, 2003, the amount of outstanding POs was approximately $20.9 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Foreign Exchange Contracts

As of September 30, 2003, the Company had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

Legal Actions

In September 2003, the Company was served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with the Company’s acquisition of certain assets of Dazzle, the Company tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. Pursuant to the SCM/Dazzle Asset Purchase Agreement, the Company is seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. Although the Company believes that the claims by DVDCre8 are without merit and that it is entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that the Company will recover all or a portion of the damages assessed or expenses incurred.

In October 2002, the Company filed a claim against XOS Technologies, its principals, and certain former employees of the Company and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleged misappropriation of the Company’s trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against the Company, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. The Company moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. The Company again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. The Company’s claims are expected to go to trial in early December 2003, and XOS’s claims are currently scheduled for trial in early 2004.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as the “Athle-Tech Claim”). The Athle-Tech

Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003. The Company accrued $11.3 million during the three months ended December 31, 2002 and $3.9 million during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003, which expires on April 11, 2004, for $16.9 million. The Company filed a notice of appeal in the case on May 1, 2003 and expects the appeals process to take approximately 18 months. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim. The Company intends to seek indemnification from certain of the former shareholders of Montage and has entered into a settlement agreement with a former shareholder of DES and Montage regarding such shareholder’s indemnification obligations. Although the Company believes it is entitled to indemnification for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim, there can be no assurance that the Company will recover all or a portion of these damages. The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

In March 2000, the Company acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of the Company’s common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, the Company entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, the Company determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. Currently, the DES earnout arbitration is ongoing. The parties have submitted their positions to the arbitrator and are awaiting a decision. Although the Company does not know exactly when the ruling will be made, it could be made during the second quarter of fiscal 2004. In November 2003, the Company and a former DES shareholder entered into a settlement agreement, which may affect the earnout payment. The Company has not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

From time to time, in addition to those identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, the Company believes that it has adequate legal defenses with respect to the legal matters pending against it. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

10. Subsequent Events

The Company is in the process of restructuring its business operations. As a result of this restructuring plan, the Company expects to incur restructuring charges during the three months ending December 31, 2003. In October 2003, the Company began implementing a reduction in its workforce and plans to complete its workforce reduction plan by December 31, 2003. The Company expects to incur lease termination fees, resulting from exiting certain lease facilities, and a goodwill and intangible asset impairment charge. In addition, the Company is currently negotiating several royalty agreements, which could result in one-time payments, as well as ongoing royalty obligations.

On October 31, 2003, J. Kim Fennell resigned from his positions as President and Chief Executive Officer and a member of the Company’s Board of Directors. As a result of Mr. Fennell’s resignation, the Company will incur a severance charge of approximately $1.3 million during the quarter ended December 31, 2003. Approximately $0.6 million of this $1.3 million charge will be a non-cash charge and will be due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: our organizational structure; the portion of our total net sales represented by our international sales; the fluctuation of cost of sales for our Business and Consumer division; our expectations regarding future legal fees; the sufficiency of our existing cash and cash equivalent balances and anticipated cash flow from operations; the reasonableness of the estimates, judgments and assumptions we make with respect to our critical accounting policies; our evaluation of whether our goodwill and other intangible assets have been impaired and any resulting impairment charges, particularly for the DES earnout arbitration; the amortization of intangible assets with definite lives; our assessment of the need to use financial instruments to hedge foreign currency exposure; our investment portfolio; our potential exposure to market and credit risk; our intention to seek indemnification from certain of the former shareholders of each of Montage and DES; our entitlement to indemnification for all or at least a portion of the damages assessed in the Athle-Tech Claim; and the adequacy of our legal defenses with respect to certain legal actions arising in the ordinary course of business.

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

We are organized into two divisions: (1) Broadcast and Professional and (2) Business and Consumer. We believe this organizational structure enables us to effectively address varying product requirements, rapidly implement our core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to our operating segments.

RESULTS OF OPERATIONS

Net Sales

Overall net sales increased 3.4% to $70.9 million in the three months ended September 30, 2003 from $68.6 million in the three months ended September 30, 2002. In the three months ended September 30, 2003, compared to the three months ended September 30, 2002, net sales increased 9.2% in the Business and Consumer division, while net sales decreased 2.1% in the Broadcast and Professional division.

The following is a summary of net sales by division (in thousands):

	Three Months Ended September 30:
Net Sales by Division	2003	% of Net Sales	2002	% of Net Sales	% Change
Broadcast and Professional	$34,283	48.3%	$35,007	51.0%	(2.1)%
Business and Consumer	36,644	51.7%	33,567	49.0%	9.2%

Total	$70,927	100.0%	$68,574	100.0%	3.4%

In the three months ended September 30, 2003, the Broadcast and Professional division represented 48.3% of our total sales, while the Business and Consumer division represented 51.7% of our total sales in the same period. In the three months ended September 30, 2002, the Broadcast and Professional division represented 51.0% of our total sales, while the Business and Consumer division represented 49.0% of our total sales in the same period.

Broadcast and Professional sales decreased 2.1% to $34.3 million in the three months ended September 30, 2003 from $35.0 million in the three months ended September 30, 2002. The Broadcast and Professional sales decrease was primarily due to the discontinuation of our distributed broadcast products and decreased sales of our OEM and sports businesses, which were mostly offset by increased sales of our content delivery products, increased service revenue and increased sales of our live-to-air production products.

Business and Consumer sales increased 9.2% to $36.6 million in the three months ended September 30, 2003 from $33.6 million in the three months ended September 30, 2002. The Business and Consumer sales increase was primarily due to the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003, Steinberg Media Technologies AG in January 2003 and VOB Computersysteme GmbH in October 2002. Also contributing to this increase was the introduction of our MovieBox product, which we released in March 2003. These sales increases were partially offset by decreased sales of our Studio and Edition products.

Deferred revenue increased 37.7% to $13.9 million as of September 30, 2003 from $10.1 million as of June 30, 2003. This increase in deferred revenue was primarily due to increased service revenue from our team sports systems that were billed during the three months ended September 30, 2003 but will be recognized ratably over the support period, generally one year.

The following is a summary of net sales by region (in thousands):

	Three Months Ended September 30:
Net Sales by Region	2003	% of Net Sales	2002	% of Net Sales	% Change
North America	$29,759	42.0%	$35,081	51.2%	(15.2)%
International	41,168	58.0%	33,493	48.8%	22.9%

Total	$70,927	100.0%	$68,574	100.0%	3.4%

For the three months ended September 30, 2003 and September 30, 2002, North America sales represented 42.0% and 51.2% of our net sales, respectively, while international sales (sales outside of North America) represented 58.0% and 48.8% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales.

North American sales decreased 15.2% to $29.7 million in the three months ended September 30, 2003 from $35.1 million in the three months ended September 30, 2002. North American sales decreased primarily due to the discontinuation of our distributed broadcast products and decreased sales of our OEM business in our Broadcast and Professional division.

International sales increased 22.9% to $41.2 million in the three months ended September 30, 2003 from $33.5 million in the three months ended September 30, 2002. International sales increased primarily due to increased sales in our Business and Consumer division, resulting primarily from our acquisitions of Steinberg Media Technologies AG in January 2003 and VOB Computersysteme GmbH in October 2002.

Our sales were relatively linear throughout the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. In addition, economic uncertainty, seasonality, or the introduction of new products at the end of a given quarter could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter.

Cost of Sales

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Cost of sales	$37,023	$30,981	19.5%
As a percentage of net sales	52.2%	45.2%

We distribute and sell our products to users through the combination of independent distributors, dealers and VARs, OEMs, retail chains, and, to a lesser extent, a direct sales force. Sales to independent distributors, dealers and VARs, OEMs, and retail chains, are generally at a discount to the published list prices. The amount of discount, and consequently, our net sales less cost of sales, as a percentage of net sales, vary depending on the product, the channel of distribution, the volume of product purchased, and other factors.

Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage.

Our total cost of sales increased 19.5% to $37.0 million in the three months ended September 30, 2003 from $31.0 million in the three months ended September 30, 2002. As a percentage of total net sales, total cost of sales increased to 52.2% in the three months ended September 30, 2003 from 45.2% in the three months ended September 30, 2002. The overall increase in our total cost of sales, as a percentage of total net sales, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, was due to increased cost of sales, as a percentage of net sales, in the Business and Consumer division, which was partially offset by decreased cost of sales, as a percentage of net sales, in the Broadcast and Professional division.

Broadcast and Professional cost of sales decreased 3.8% to $14.3 million in the three months ended September 30, 2003 from $14.8 million in the three months ended September 30, 2002. As a percentage of Broadcast and Professional net sales, our Broadcast and Professional cost of sales decreased to 41.6% in the three months ended September 30, 2003 from 42.3% in the three months ended September 30, 2002. The decrease in Broadcast and Professional cost of sales was primarily due to lower material costs, as well as higher service revenue with low associated costs.

Business and Consumer cost of sales increased 40.9% to $22.8 million in the three months ended September 30,

2003 from $16.2 million in the three months ended September 30, 2002. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales increased to 62.1% in the three months ended September 30, 2003 from 48.1% in the three months ended September 30, 2002. The increase in Business and Consumer cost of sales was primarily due to increased sales for the three months ended September 30, 2003 compared to September 30, 2002, and a change in product mix consisting of a higher portion of hardware products, which generally have higher costs than our software products. Our Business and Consumer cost of sales may fluctuate in the future based on the mix of hardware and software products sold.

Engineering and Product Development

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Engineering and product development expenses	$10,550	$8,263	27.7%
As a percentage of net sales	14.9%	12.0%

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses increased 27.7% to $10.6 million in the three months ended September 30, 2003 from $8.3 million in the three months ended September 30, 2002. As a percentage of net sales, engineering and product development expenses increased to 14.9% in the three months ended September 30, 2003 from 12.0% in the three months ended September 30, 2002. This increase in engineering and product development expenses was primarily due to increased headcount related to our acquisitions of Steinberg Media Technologies AG in January 2003 and VOB Computersysteme GmbH in October 2002.

Sales, Marketing and Service

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Sales, marketing and service expenses	$25,265	$19,668	28.5%
As a percentage of net sales	35.6%	28.7%

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

Sales, marketing and service expenses increased 28.5% to $25.3 million in the three months ended September 30, 2003 from $19.7 million in the three months ended September 30, 2002. As a percentage of net sales, sales, marketing and service expenses increased to 35.6% in the three months ended September 30, 2003 from 28.7% in the three months ended September 30, 2002. The increase in sales, marketing and service expenses was primarily due to increased headcount related to our acquisitions of Jungle KK in July 2003, Steinberg Media Technologies AG in January 2003 and VOB Computersysteme GmbH in October 2002, as well as higher marketing costs associated with the launch of our new products.

General and Administrative

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
General and administrative expenses	$5,979	$4,810	24.3%
As a percentage of net sales	8.4%	7.0%

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses.

General and administrative expenses increased 24.3% to $6.0 million in the three months ended September 30, 2003 from $4.8 million in the three months ended September 30, 2002. As a percentage of net sales, general and administrative expenses increased to 8.4% in the three months ended September 30, 2003 from 7.0% in the three months ended September 30, 2002. This increase in general and administrative expenses was primarily due to higher legal fees related to the DES earnout arbitration and the XOS Technologies claim, as well as additional general and administrative expenses that resulted from the acquisition of Steinberg Media Technologies AG in January 2003. We expect to continue to incur significant legal fees, since we currently have several pending legal matters. (See Note 9 of Notes to Condensed Consolidated Financial Statements).

Amortization of Other Intangible Assets

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Amortization of other intangible assets	$2,820	$3,371	(16.3)%
As a percentage of net sales	4.0%	4.9%

Acquisition-related intangible assets result from our acquisition of businesses accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other identifiable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to six years.

The amortization of our intangible assets decreased 16.3% to $2.8 million in the three months ended September 30, 2003 from $3.4 million in the three months ended September 30, 2002. As a percentage of net sales, the amortization of our intangible assets decreased to 4.0% in the three months ended September 30, 2003 from 4.9% in the three months ended September 30, 2002. This decrease in amortization was due to several intangible assets that became fully amortized during the fiscal year ended June 30, 2003, which was partially offset by an increase in amortization resulting from the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 and the acquisition of a 95% interest in Jungle KK in July 2003.

In-Process Research and Development

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
In-process research and development costs	$2,193	$—	100%
As a percentage of net sales	3.1%	—%

During the three months ended September 30, 2003, we recorded in-process research and development costs of approximately $2.2 million, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. We recorded no such costs during the three months ended September 30, 2002. The value assigned to purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

Interest and Other Income, net

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Interest and other income, net	$326	$390	(16.4)%
As a percentage of net sales	0.5%	0.6%

Interest and other income, net, consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper, and foreign currency remeasurement or transaction gains or losses. Interest income decreased approximately 16.4% to $0.3 million in the three months ended September 30, 2003 from $0.4 million in the three months ended September 30, 2002. This decrease in interest and other income, net, reflects a decrease in our average cash balance for the three months ended September 30, 2003 compared to three months ended September 30, 2002, as well as lower interest rate yields.

Income Tax Expense

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Income tax expense	$403	$450	(10.4)%
As a percentage of net sales	0.6%	0.7%

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $0.4 million and $0.5 million for the three months ended September 30, 2003 and 2002, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2003, and September 30, 2003, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended September 30,
(In thousands)	2003	2002	% Change
Cumulative effect of change in accounting principle	$—	$19,291	(100)%
As a percentage of net sales	—%	28.1%

As a result of our adoption of SFAS No. 142 on July 1, 2002, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives will continue to be amortized.

We performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. (See Note 6 of Notes to Condensed Consolidated Financial Statements). We recorded no such charge during the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, restricted cash and short-term marketable securities balances as of September 30, 2003, and June 30, 2003 are summarized as follows (in thousands):

	As of September 30, 2003	As of June 30, 2003
Cash and cash equivalents	$62,186	$62,617
Restricted cash	16,850	16,890
Short-term marketable securities	17,720	18,804

Total cash and cash equivalents, restricted cash and short-term marketable securities	$96,756	$98,311

Cash and cash equivalents were $62.2 million as of September 30, 2003, compared to $62.6 million as of June 30, 2003. Cash and cash equivalents as of September 30, 2003 and June 30, 2003 do not include $16.9 million of cash that was classified as restricted cash, since the funds are restricted for the Athle-Tech Claim (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Our operating, investing and financing activities for the three months ended September 30, 2003 and 2002 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
Cash provided by operating activities	$2,481	$12,145
Cash used in investing activities	(5,079)	(1,019)
Cash provided by financing activities	2,244	585

Cash and cash equivalents decreased $0.4 million during the three months ended September 30, 2003, compared to an increase of $11.5 million during the three months ended September 30, 2002. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our operating and capital requirements for at least the next twelve months.

Operating Activities

Our operating activities generated cash of $2.5 million during the three months ended September 30, 2003, compared to generating cash of $12.1 million during the three months ended September 30, 2002.

Cash generated from operations of $2.5 million during the three months ended September 30, 2003 was primarily attributable to decreases in accounts receivable and prepaid and other assets, as well as an increase in deferred revenues, which were partially offset by decreases in accrued and other liabilities and accounts payable and an increase in inventories. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $13.0 million for the three months ended September 30, 2003 and after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, in-process research and development, and the loss on disposal of property and equipment. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $2.2 million during the three months ended September 30, 2003, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003.

Cash generated from operations of $12.1 million during the three months ended September 30, 2002 was attributable to increases in deferred revenues, accounts payable and accrued and other liabilities, which were partially offset by increases in inventories and accounts receivable. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $17.9 million for the three months ended September 30, 2002 and after adjusting for depreciation, amortization, provision for doubtful accounts and the cumulative effect of change in accounting principle related to the goodwill impairment that resulted from our adoption of SFAS 142 on July 1, 2002. The increase in our deferred revenues was the result of receiving some advance payments on several large system sales, which we recorded as deferred revenue.

Investing Activities

Our investing activities consumed cash of $5.1 million during the three months ended September 30, 2003 compared to consuming cash of $1.0 million during the three months ended September 30, 2002. Cash consumed by investing activities of $5.1 million during the three months ended September 30, 2003 was due to the cash payment for the acquisition of a 95% interest in Jungle KK in July 2003. In addition, cash was consumed for the purchase of property and equipment, which was partially offset by the proceeds received from the maturity of marketable securities during the three months ended September 30, 2003. Cash consumed by investing activities of $1.0 million during the three months ended September 30, 2002 was due to the purchase of property and equipment.

Financing Activities

Our financing activities generated cash of $2.2 million during the three months ended September 30, 2003 compared to generating cash of $0.6 million during the three months ended September 30, 2002. Cash generated from financing activities of $2.2 million during the three months ended September 30, 2003 and $0.6 million during the three months ended September 30, 2002 were due to the proceeds received from the exercise of employee stock options.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Nine-Month Period:
October 1, 2003 through June 30, 2004	$4,255

For the Fiscal Years Ending June 30,
2005	4,941
2006	3,279
2007	2,576
2008	1,844
Thereafter	929

Total operating lease obligations	$17,824

The lease obligation remaining for the current fiscal year 2004 represents only a nine-month period from October 1, 2003 through June 30, 2004. The lease obligation disclosure above represents a four-year and nine-month period from October 1, 2003 through June 30, 2008 and any lease obligations thereafter.

Customer Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of September 30, 2003, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.

Other Contractual Obligations

Our contractual obligations, other than operating leases, include purchase orders related to the procurement of materials that are required to produce our products for sale. Currently, we do not have any other long-term obligations or contractual cash obligations.

The most significant contractual financial obligations we have, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments we place with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture our products for sale. We place POs with our vendors on an ongoing basis based on our internal sales forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of September 30, 2003, the amount of outstanding POs was approximately $20.9 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Foreign Exchange Contracts

As of September 30, 2003, we had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

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

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Condensed Consolidated Financial Statements. Our critical accounting policies are as follows:

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

Revenue from post-contract customer support (“PCS”) is recognized ratably over the contractual term (typically one year). Installation and training revenue is deferred and recognized as these services are performed. For systems with complex installation processes where installation is considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. For shrink-wrapped products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide this telephone support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling costs associated with amounts billed to customers are included in revenue.

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, estimated funds for marketing development activities, price protection and rebates, at the time the related revenue is recorded. To estimate future product returns and reserves for rebates and price protection, we analyze historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of our products. To the extent that we have contracts for sales to channel partners who have unlimited return rights, revenue is recognized when the product is sold through to a customer.

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

As a result of our adoption of SFAS No. 142 in July 2002, we no longer amortize goodwill and identifiable intangible assets with indefinite lives. Intangible assets with definite lives continue to be amortized.

We performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired. As of June 30, 2003, we had approximately $60.6 million of goodwill and $29.3 million of other intangible assets. As of September 30, 2003, we had approximately $75.7 million of goodwill and $36.1 million of other intangible assets.

We performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of our goodwill. This charge is a non-operating and non-cash charge. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations.

Upon adoption, we have evaluated the remaining useful lives of our other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were, therefore, not subject to amortization. We determined that no adjustments to the useful lives of our other intangible assets were necessary.

The goodwill impairment test consisted of the two-step process as follows:

In both Step 1 and Step 2, below, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Step 1. We compared the fair value of our reporting units to their carrying amount, including the existing goodwill and other intangible assets. As of July 1, 2002, since the carrying amount of two of our reporting units in the Broadcast and Professional division exceeded their fair value, the comparison indicated that our reporting units’ goodwill was impaired (see Step 2 below). As of July 1, 2003, there was no indication of goodwill impairment as the fair value of our reporting units was greater than the carrying amount.

Step 2. For purposes of performing the second step, we used a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including intangibles, and liabilities of each of these reporting units, respectively. The residual fair value after the purchase price allocation is the implied fair value of the reporting unit goodwill. At the adoption date, July 1, 2002, the implied fair value of the reporting unit goodwill was less than the carrying amount of goodwill, resulting in a transitional impairment loss of $19.3 million recorded during the three months ended September 30, 2002.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. In October 2003, we commenced a re-assessment of our business plan. As part of this process, we expect to reallocate our resources among the various reporting units. Once this process is complete, we will determine the impact to the operating cash flows of the reporting units, which may trigger an interim impairment analysis of goodwill and other intangible assets in the quarter ending December 31, 2003. Also, a goodwill impairment charge may be required if we receive a negative ruling from the DES earnout arbitration. (See Note 9 of Notes to Condensed Consolidated Financial Statements).

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

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 had no impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our net revenues and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

•	adverse changes in general economic conditions in any of the countries in which we do business, including the recent slow-down affecting North America, Europe, Asia Pacific and potentially other geographic areas;

•	increased competition and pricing pressure;

•	the timing of significant orders from and shipments to major customers, including OEMs and our large broadcast accounts;

•	the timing and market acceptance of new products and upgrades;

•	the timing of customer acceptance on large system sales;

•	our success in developing, marketing and shipping new products;

•	our dependence on the distribution channels through which our products are sold;

•	the accuracy of our and our resellers’ forecasts of end-user demand;

•	the accuracy of inventory forecasts;

•	our ability to obtain sufficient supplies from our subcontractors on a timely basis;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement our business and product plans;

•	the timing and level of consumer product returns;

•	foreign currency fluctuations;

•	delays and costs associated with the integration of acquired operations;

•	the introduction of new products by major competitors; and

•	intellectual property infringement claims (by or against us).

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

Our sales were relatively linear throughout the quarters in fiscal 2002 and the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. We also expect to recognize a substantial portion of our revenues in the last month or weeks of the second quarter of fiscal 2004. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenues to fall below analysts’ expectations.

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

We incurred losses in fiscal 2003 and we may generate losses in fiscal 2004.

In fiscal 2003, we recorded net losses of approximately $21.9 million, which included acquisition-related amortization charges, the cumulative effect of a change in accounting principle related to goodwill, the legal judgment related to the Athle-Tech Claim, and in-process research and development costs related to the acquisition of Steinberg Media Technologies AG.

In the first quarter of fiscal 2004, we incurred a net loss of $13.0 million, which included acquisition-related amortization charges and in-process research and development costs related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003

We expect to incur a net loss in the second quarter of fiscal 2004. We are in the process of restructuring our business operations. As a result of this restructuring plan, we expect to incur restructuring charges during the three months ending December 31, 2003. In October 2003, we began implementing a reduction in our workforce and plan to complete our workforce reduction plan by December 31, 2003. We expect to incur lease termination fees, resulting from exiting certain lease facilities, and a goodwill and intangible asset impairment charge. In addition, we are currently negotiating several royalty agreements, which could result in one-time payments, as well as ongoing royalty obligations.

If current economic conditions remain unfavorable or decline further, if our revenues grow at a slower rate than in the past or decline, or if our expenses increase without a commensurate increase in our revenues, we may, and will likely, incur net losses during the remaining quarters of fiscal 2004, and our results of operations and the price of our common stock may decline as a result.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

We performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired. In connection with our adoption of SFAS No. 142 on July 1, 2002, we recorded a goodwill impairment charge of $19.3 million during the three months ended September 30, 2002. As of June 30, 2003, we had approximately $60.6 million of goodwill and $29.3 million of other intangible assets. As of September 30, 2003, we had approximately $75.7 million of goodwill and $36.1 million of other intangible assets.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge that could be significant and could have a material adverse effect on our financial position and results of operations. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. In October 2003, we commenced a re-assessment of our business plan. As part of this process, we expect to reallocate our resources among the various reporting units. Once this process is complete, we will determine the impact to the operating cash flows of the reporting units, which may trigger an interim impairment analysis of goodwill and other intangible assets in the quarter ending December 31, 2003. Also, a goodwill impairment charge may be required if we receive a negative ruling from the DES earnout arbitration. (See Note 9 of Notes to Condensed Consolidated Financial Statements).

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

Pursuant to the Asset Purchase Agreement dated June 29, 2003 among us, SCM Microsystems, Inc. and Dazzle Multimedia, Inc., we acquired certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in exchange for 1,866,851 shares of our common stock and agreed to register these shares for resale by SCM Microsystems. According to the terms of the Asset Purchase Agreement, in the event that the proceeds from the sale of shares of our common stock by SCM Microsystems exceed $21,550,000, SCM Microsystems would be required to pay us an amount equal to any proceeds in excess of such amount. However, in the event that the proceeds from the sale of shares of our common stock by SCM Microsystems amount to less than $21,550,000, we agreed to pay SCM Microsystems the difference between $21,550,000 and the proceeds received by SCM Microsystems in cash. Given the decline in the market price of our common stock since July 25, 2003, the closing date of the acquisition, we will most likely be obligated to make such a payment during the three months ending December 31, 2003. If we make this additional payment, it will be accounted for as a decrease in common stock.

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

Sales of our products outside of North America represented approximately 58.0% in the three months ended September 30, 2003 and 57.2% of net sales in the fiscal year ended June 30, 2003. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal 2004 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when translated back into U.S. dollars.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement or transaction gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward contracts in June 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the transaction gains and losses on remeasurement of this intercompany account. As of September 30, 2003, we had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

As of September 30, 2003, our cash and cash equivalents, restricted cash and short-term marketable securities balance totaled approximately $96.8 million, with approximately $70.3 million located in the U.S. and approximately $26.5 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

If certain of our key senior management and technical personnel leave or are no longer able to perform services for us, this could materially and adversely affect our business. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. As a result, our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. For example, as of June 30, 2003, we had fewer than 2,000 shares available for option grants to our officers, as the proposal to increase the number of shares reserved under our 1996 Stock Option Plan was not approved by our shareholders at our 2002 Annual Meeting of Shareholders. Also, employees may leave our employ and subsequently compete against us, or contractors may perform services for competitors of ours. In addition, we paid no bonuses to executive officers during the second half of fiscal 2003 and do not expect to pay bonuses to any current executive officers for at least the first half of fiscal 2004. Although we believe this action is appropriate, given our recent financial performance, it puts us at a competitive disadvantage in relation to other companies that may be paying bonuses during this period of time. If we are unable to retain key personnel, our business could be materially harmed.

In addition, on October 31, 2003, J. Kim Fennell resigned from his positions as President and Chief Executive Officer and a member of our Board of Directors. Charles J. Vaughan, a current member of our Board of Directors, has assumed the responsibilities of interim President and Chief Executive Officer. We are conducting a search for a successor President and Chief Executive Officer. If we are unable to attract a suitable successor to Mr. Vaughan or if we lose the services of Mr. Vaughan prior to hiring his successor, our business could be seriously harmed. We anticipate that the recruitment of a successor President and Chief Executive Officer will continue to require substantial attention and effort and place a significant burden on our Board of Directors and management personnel.

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

We rely on independent distributors, dealers, VARs, OEMs, and retail chains to market, sell and distribute many of our products. In turn, we depend heavily on the success of these resellers. If these resellers are not successful in selling our products or if we are not successful in opening up new distribution channels, our financial performance will be negatively affected.

A significant portion of our sales are sourced, developed and closed through independent distributors, dealers, VARs, OEMs, and retail chains. We believe that these resellers have a substantial influence on customer purchase decisions, especially purchase decisions by large enterprise customers. These resellers may not effectively promote or market our products or may experience financial difficulties or even close operations. In addition, our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time, refuse to promote or distribute our products. Also, since many of our distribution arrangements are non-exclusive, our resellers may carry our competitors’ products and could discontinue our products in favor of our competitors’ products.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 along with other recent and proposed rules from the SEC and Nasdaq require changes in our corporate governance, public disclosure and compliance practices. Many of these new requirements will increase our legal and financial compliance costs, and make some corporate actions more difficult, such as proposing new or amendments to stock option plans, which now requires shareholder approval. These developments could make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments also could make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors, particularly to serve on our audit committee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement or transaction gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward exchange contracts in June 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the transaction gains and losses on remeasurement of this intercompany account. As of September 30, 2003, we had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In September 2003, we were served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with our acquisition of certain assets of Dazzle, we tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. Pursuant to the SCM/Dazzle Asset Purchase Agreement, we are seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. Although we believe that the claims by DVDCre8 are without merit and that we are entitled to indemnification in whole or in part for any damages and costs of defense, there can be no assurance that we will recover all or a portion of the damages assessed or expenses incurred.

In October 2002, we filed a claim against XOS Technologies, its principals, and certain former employees of ours and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleged misappropriation of our trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against us, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. We moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. We again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Our claims are expected to go to trial in early December 2003, and XOS’s claims are currently scheduled for trial in early 2004.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. We filed a notice of appeal in the case on May 1, 2003 and expect the appeals process to take approximately 18 months. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against us in the Athle-Tech Claim. We intend to seek indemnification from certain of the former shareholders of Montage and have entered into a settlement agreement with a former shareholder of DES and Montage regarding such shareholder’s indemnification obligations. Although we believe we are entitled to indemnification for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

In March 2000, we acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of our common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, we entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, we determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. Currently, the DES earnout arbitration is ongoing. The parties have submitted their positions to the arbitrator and are awaiting a decision. Although we do not know exactly when the ruling will be made, it could be made during the second quarter of fiscal 2004. In November

2003, we and a former DES shareholder entered into a settlement agreement, which may affect the earnout payment. We have not accrued any liability related to this contingency since a liability cannot be reasonably estimated.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have adequate legal defenses with respect to the legal matters pending against it. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description

10.69	2004 Employee Stock Purchase Plan and form of agreement thereto

10.70	Transition Employment Agreement dated as of November 1, 2003 between J. Kim Fennell and Pinnacle Systems, Inc.

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)

(b) Reports on Form 8-K

On July 29, 2003, we furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on July 29, 2003, we were issuing a press release and holding a conference call regarding our financial results for the three months ended June 30, 2003.

On August 8, 2003, we filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K that on July 25, 2003, pursuant to that certain Asset Purchase Agreement, dated as of June 29, 2003 by and among SCM Microsystems, Inc., a Delaware corporation (“SCM”), and Dazzle Multimedia, Inc., a Delaware corporation sometimes doing business as “Dazzle, Inc.” and wholly owned subsidiary of SCM, on the one hand, and us, on the other hand, we completed our acquisition of the digital video business of SCM.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

Date: November 12, 2003

By:	/s/ CHARLES J. VAUGHAN
Charles J. Vaughan President and Chief Executive Officer

Date: November 12, 2003

By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick Vice President, Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.69	2004 Employee Stock Purchase Plan and form of agreement thereto

10.70	Transition Employment Agreement dated as of November 1, 2003 between J. Kim Fennell and Pinnacle Systems, Inc.

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)