Form 10-Q
period 2003-12-31
PINNACLE SYSTEMS INC
filed 2004-02-11
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding as of February 3, 2004 was 67,931,545.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$53,402	$62,617
Marketable securities	17,905	18,804
Accounts receivable, less allowances for doubtful accounts and returns of $4,741 and $9,993 as of December 31, 2003, and $5,204 and $6,602 as of June 30, 2003, respectively	48,653	55,958
Inventories	43,667	36,775
Prepaid expenses and other current assets	9,662	9,197

Total current assets	173,289	183,351
Restricted cash	16,850	16,890
Property and equipment, net	16,898	15,351
Goodwill	82,755	60,632
Other intangible assets, net	21,057	29,341
Other assets	6,635	5,311

	$317,484	$310,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,870	$17,146
Accrued and other liabilities	64,487	49,489
Deferred revenue and customer deposits	17,249	10,100

Total current liabilities	95,606	76,735
Deferred income taxes	4,222	7,826
Long-term liabilities	759	158

Total liabilities	100,587	84,719

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 67,866 and 63,388 issued and outstanding as of December 31, 2003 and June 30, 2003, respectively	367,657	337,593
Accumulated deficit	(158,129)	(115,294)
Accumulated other comprehensive income	7,369	3,858

Total shareholders’ equity	216,897	226,157

	$317,484	$310,876

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net sales	$89,342	$84,501	$160,269	$153,075
Costs and expenses:
Cost of sales	53,457	38,582	90,480	69,563
Engineering and product development	9,825	9,283	20,375	17,546
Sales, marketing and service	27,742	22,531	53,007	42,199
General and administrative	5,498	4,795	11,477	9,605
Amortization of other intangible assets	2,762	3,379	5,582	6,750
Impairment of goodwill and other intangible assets	16,244	—	16,244	—
Restructuring costs	5,018	—	5,018	—
In-process research and development	—	—	2,193	—
Legal judgment	—	11,300	—	11,300

Total costs and expenses	120,546	89,870	204,376	156,963

Operating loss	(31,204)	(5,369)	(44,107)	(3,888)
Interest and other income (expense), net	(1,781)	148	(1,455)	538

Loss before income taxes and cumulative effect of change in accounting principle	(32,985)	(5,221)	(45,562)	(3,350)
Income tax expense (benefit)	(3,130)	1,600	(2,727)	2,050

Loss before cumulative effect of change in accounting principle	(29,855)	(6,821)	(42,835)	(5,400)
Cumulative effect of change in accounting principle	—	—	—	(19,291)

Net loss	$(29,855)	$(6,821)	$(42,835)	$(24,691)

Loss per share before cumulative effect of change in accounting principle:
Basic and diluted	$(0.45)	$(0.11)	$(0.65)	$(0.09)

Cumulative effect per share of change in accounting principle:
Basic and diluted	$—	$—	$—	$(0.32)

Net loss per share:
Basic and diluted	$(0.45)	$(0.11)	$(0.65)	$(0.41)

Shares used to compute net loss per share:
Basic and diluted	66,401	60,451	65,744	59,789

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(42,835)	$(24,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,967	9,836
Provision for doubtful accounts	38	513
Deferred taxes	(4,807)	—
Cumulative effect of change in accounting principle	—	19,291
Impairment of goodwill and other intangible assets	16,244
In-process research and development	2,193	—
Loss on disposal of property and equipment	436	—
Changes in operating assets and liabilities:
Accounts receivable	10,838	(956)
Inventories	(988)	(1,855)
Prepaid expenses and other assets	81	(2,579)
Accounts payable	(5,663)	(451)
Accrued and other liabilities	11,506	13,766
Deferred revenue and customer deposits	6,774	1,125
Long-term liabilities	(234)	—

Net cash provided by operating activities	3,550	13,999

Cash flows from investing activities:
Purchases of property and equipment	(5,736)	(2,128)
Acquisitions, net of cash acquired	(13,222)	(3,910)
Proceeds from maturity of marketable securities	1,255	3,926
Purchases of marketable securities	(355)	(8,185)

Net cash used in investing activities	(18,058)	(10,297)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,050	10,259

Net cash provided by financing activities	5,050	10,259

Effects of exchange rate changes on cash and cash equivalents	243	2,121

Net increase (decrease) in cash and cash equivalents	(9,215)	16,082
Cash and cash equivalents at beginning of period	62,617	80,575

Cash and cash equivalents at end of period	$53,402	$96,657

Supplemental disclosures of cash paid during the period for:
Interest	$16	$4

Income taxes	$4,434	$1,028

Non-cash transactions:
Common stock issued for acquisitions	$25,014	$3,000

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

Revenue Recognition

Revenue from product sales is recognized upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. Installation and training revenue is deferred and recognized as these services are performed. Certain products include technical support and maintenance services for a period of one year. For shrink-wrapped products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide telephone support and bug fixes are accrued, as these costs are insignificant. Shipping and handling costs associated with amounts billed to customers are included in revenue.

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

Revenue from certain channel partners, who have unlimited return rights and payment that is contingent upon the product being sold through to their customers, is recognized when the products are sold through to the customer, instead of being recognized at the time products are shipped to these channel partners.

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

Deferred revenue includes customer deposits, PCS (maintenance) revenue, and invoiced fees from arrangements where revenue recognition criteria are not yet met. As of December 31, 2003, deferred revenue included approximately $4.7 million of customer deposits.

The Company recognizes revenue from sales of software in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9. Revenue from non-software sales is recognized in accordance with the SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition In Financial Statements,” SAB 104, “Revenue Recognition,” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

For arrangements where undelivered services are essential to the functionality of delivered software, the Company recognizes both the product revenues and service revenues using the percentage-of-completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company follows the percentage-of-completion method when reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts using costs incurred to date as a percentage of total costs estimated to complete the contract. Costs incurred include labor costs and equipment placed in service. If the Company does not have a sufficient basis on which to measure the progress toward completion, the Company recognizes revenue using the completed-contract method, and thus recognizes revenue when it receives final acceptance from the customer. To the extent that there is no evidence of fair value for the maintenance element, or a gross margin cannot otherwise be estimated since estimating the final outcome of the contract may be impractical except to assure that no loss will be incurred, the Company uses a zero estimate of profit (recognizing revenue to the extent of direct and incremental costs incurred) until such time as a gross margin can be estimated or the contract is completed. Upon contract completion, if a zero estimate of profit was used due to a lack of fair value for maintenance, the profit for the contract will be recognized on a straight-line basis over the maintenance contract period, commonly 12 to 24 months for contracts of this type.

Goodwill

The Company reviews its goodwill and intangible assets with indefinite useful lives for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, on an annual basis or whenever significant events or changes occur in its business. If the Company determines that its goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the date of the annual impairment test.

During the three months ended December 31, 2003, the Company re-assessed its business plan and revised the operating cash flows for each of its reporting units, which triggered an interim impairment analysis of goodwill.

The Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that its goodwill was impaired, as the carrying value of one of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003 to reduce the carrying amount of its goodwill. As of June 30, 2003 and December 31, 2003, the Company had approximately $60.6 million and approximately $82.8 million of goodwill, respectively. (See Note 6).

Impairment of Long-Lived Assets

The Company reviews long-lived assets and amortizable intangible assets for impairment, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value.

Acquisition-related intangible assets result from our acquisition of businesses accounted for under the purchase method of accounting and consist of the values of amortizable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other amortizable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to six years.

The Company restructured its consumer and audio business, which is part of the Business and Consumer segment, during the three months ended December 31, 2003, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, the Company concluded that its amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003 to reduce the carrying amount of its intangible assets. The $10.3 million impairment loss related entirely to our Business and Consumer segment and was comprised of

$7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. The Company recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of its amortizable intangible assets. As of June 30, 2003 and December 31, 2003, the Company had approximately $29.3 million and approximately $21.1 million of other intangible assets, respectively. (See Note 6).

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net loss:
As reported	$(29,855)	$(6,821)	$(42,835)	$(24,691)
Add: stock-based employee compensation expense included in reported net income, net of tax	596	—	596	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(4,362)	(4,494)	(9,081)	(9,306)

Pro forma	$(33,621)	$(11,315)	$(51,320)	$(33,997)

Net loss per share:
Basic - As reported	$(0.45)	$(0.11)	$(0.65)	$(0.41)
Diluted - As reported	$(0.45)	$(0.11)	$(0.65)	$(0.41)
Basic - Pro forma	$(0.51)	$(0.19)	$(0.78)	$(0.57)
Diluted - Pro forma	$(0.51)	$(0.19)	$(0.78)	$(0.57)
Shares used to compute net loss per share:
Basic and diluted	66,401	60,451	65,744	59,789

The fair value of stock options granted using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended December 31, 2003: volatility of 139%, no expected dividends, an average risk-free interest rate of 3.0% and an average expected option term of 2.8 years. The fair value of stock options granted using the Black-Scholes option-pricing model were estimated using the following assumptions for the three months ended December 31, 2002: volatility of 85%, no expected dividends, an average risk-free interest rate of 2.9% and an average expected option term of 2.8 years. The weighted average fair value of options granted for the three months ended December 31, 2003 and 2002 was $5.72 and $6.74, respectively.

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

The fair value of employees’ stock purchase rights under the 1994 employee stock purchase plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended December 31, 2003: volatility of 139%, no expected dividends, an average risk-free interest rate of 1.58% and an average expected option term of 0.5 years. The fair value of employees’ stock purchase rights under the employee purchase plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended December 31, 2002: volatility of 85%, no expected dividends, an average risk-free interest rate of 1.7% and an average expected option term of 0.5 years.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Numerator:
Net loss	$(29,855)	$(6,821)	$(42,835)	$(24,691)

Denominator:
Denominator for basic net loss per share-weighted-average shares outstanding	66,401	60,451	65,744	59,789
Employee stock options	—	—	—	—

Denominator for diluted net loss per share	66,401	60,451	65,744	59,789

Net loss per share:
Basic and diluted	$(0.45)	$(0.11)	$(0.65)	$(0.41)

The following table sets forth the common shares that were excluded from the diluted loss per share computations because either the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had net losses before cumulative effect of change in accounting principle, and therefore, these securities were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Potentially dilutive securities:
Employee stock options	10,804,476	8,550,206	9,914,870	8,335,973

The Company was previously contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between the Company and a former Shareholder of DES and Montage, the Company issued 24,960 shares in December 2003 and retained unconditionally 74,881 shares in December 2003 as satisfaction for one of the Montage shareholder’s indemnification obligation for the Athle-Tech claim. The Company is contingently liable to issue up to an additional 299,522 shares of its common stock. The Company’s obligation to issue these 299,522 contingent shares is contingent upon the final legal damages and costs assessed against the Company in the Athle-Tech litigation and the outcome of the Company’s claim for indemnification against certain of the former shareholders of Montage for the Athle-Tech damages and costs (see Note 8). If and when the 299,522 contingent shares are issued, the Company would increase the number of basic and diluted weighted-average shares outstanding and record an increase to common stock of approximately $2.8 million.

3. Comprehensive Loss

The Company’s comprehensive loss includes net loss, unrealized loss on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands)
Net loss	$(29,855)	$(6,821)	$(42,835)	$(24,691)
Unrealized loss on available-for-sale investments	(21)	—	(60)	—
Foreign currency translation adjustment	1,693	3,354	3,571	3,105

Comprehensive loss	$(28,183)	$(3,467)	$(39,324)	$(21,586)

4. Inventories

As of December 31, 2003 and June 30, 2003, inventories were comprised of the following:

	As of December 31, 2003	As of June 30, 2003
	(In thousands)
Raw materials	$9,824	$9,594
Work in process	10,763	12,599
Finished goods	23,080	14,582

Total inventories	$43,667	$36,775

As of December 31, 2003 and June 30, 2003, the finished goods inventory included deferred costs of approximately $6.9 million and $2.1 million respectively.

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

The purchase price was approximately $22.5 million, of which approximately $2.0 million was subsequently paid in cash on November 7, 2003, $7.7 million was subsequently paid in cash on December 11, 2003, and approximately $12.4 million represents the value of the 1,866,851 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a period of two days prior to and two days after the date the terms were agreed to and announced. The amount of shares issued was calculated based on the average closing price of the shares on NASDAQ for thirty consecutive days ending on the date three business days prior to the July 25, 2003 closing date. The $2.0 million cash payment related to purchase price adjustments for inventory and backlog. The Company also incurred approximately $0.4 million in transaction costs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $11.0 million higher than the fair value of the net identifiable acquired assets. The Company recorded this $11.0 million amount as goodwill at the acquisition date. The results of the operations for SCM Microsystems, Inc. and Dazzle Multimedia, Inc. have been included in the Company’s consolidated financial statements since the acquisition date.

According to the terms of the Asset Purchase Agreement, the Company made an additional cash payment of $7.7 million on December 11, 2003 to SCM Microsystems, Inc. and Dazzle Multimedia, Inc. as an adjustment to the market price at which the Company’s common stock was issued relative to the market price at which the stock was sold.

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

The purchase price was approximately $5.0 million, of which approximately $3.6 million was paid in cash and approximately $0.8 million represents the value of the 72,122 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a period of two days prior to and two days after the date the terms were agreed to and announced. The Company also incurred approximately $0.6 million in transaction costs. The synergies that the Company plans to generate by using Jungle’s marketing and distribution channels was the justification for a purchase price of approximately $3.4 million higher than the fair value of the net identifiable acquired assets. The Company recorded this $3.4 million amount as goodwill at the acquisition date. The results of the operations for Jungle KK have been included in the Company’s consolidated financial statements since the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$3,357
Property and equipment	65
Other long-term assets	164
Identifiable intangible assets	1,623
Goodwill	3,435

Total assets acquired	8,644
Current liabilities assumed	(2,945)
Long-term liabilities assumed	(769)

Net assets acquired	$4,930

The identifiable intangible assets include trademarks and trade names of $0.8 million and customer-related intangibles of $0.8 million, and are being amortized over a five-year period. The $3.4 million of goodwill was assigned to the Business and Consumer division and has not been amortized, in accordance with the requirements of SFAS No. 142.

(c) Pro Forma Financial Information for Acquisitions (unaudited)

The following unaudited pro forma financial information presents the results of operations for the three months and six months ended December 31, 2003 and 2002, as if the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 occurred at the beginning of fiscal 2004 and 2003. The pro forma financial information excludes charges for acquired in-process research and development. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2004 and 2003 or of future operating results.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net sales	$89,342	$89,083	$161,796	$162,240
Net loss	$(29,855)	$(6,029)	$(42,571)	$(23,107)
Net loss per share:
Basic and diluted	$(0.45)	$(0.10)	$(0.65)	$(0.39)
Shares used to compute net loss per share:
Basic and diluted	66,401	60,451	65,744	59,789

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

6. Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, which the Company adopted on July 1, 2002. As a result of the adoption of SFAS No. 142, the Company no longer amortizes goodwill and amortizable intangible assets with indefinite lives. Intangible assets with definite lives continue to be amortized.

Upon adoption, the Company evaluated the remaining useful lives of its other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were, therefore, not subject to amortization. The Company determined that no adjustments to the useful lives of its other intangible assets were necessary.

In accordance with SFAS No. 142, the Company evaluates, on an annual basis or whenever significant events or changes occur in its business, whether its goodwill has been impaired. If the Company determines that its goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test.

The Company performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of its reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the six months ended December 31, 2002 in the accompanying consolidated statements of operations.

The Company performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired.

During the three months ended December 31, 2003, the Company re-assessed its business plan and revised the operating cash flows for each of its reporting units, which triggered an interim impairment analysis of goodwill.

The Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that its goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003 to reduce the carrying amount of its goodwill. As of June 30, 2003 and December 31, 2003, the Company had approximately $60.6 million and approximately $82.8 million of goodwill, respectively.

The Company restructured its consumer and audio business, which is part of the Business and Consumer segment, during the three months ended December 31, 2003, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, the Company concluded that its amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to the Company’s Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. The Company recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of its amortizable intangible assets. As of June 30, 2003 and December 31, 2003, the Company had approximately $29.3 million and approximately $21.1 million of other intangible assets, respectively.

In summary, the Company recorded a total impairment charge of $16.3 million during the three months ended December 31, 2003, which was comprised of a goodwill impairment charge of approximately $6.0 million and an amortizable intangible assets impairment charge of approximately $10.3 million.

The transitional, annual and interim goodwill impairment analysis, each consisted of the following two-step process:

In both Step 1 and Step 2, below, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Step 1. The Company compared the fair value of its reporting units to its carrying amount, including the existing goodwill and other intangible assets. If the carrying amount of any of the Company’s reporting units exceeded their fair value, the comparison indicated that the reporting units’ goodwill was impaired (see Step 2 below).

Step 2. For purposes of performing the second step, the Company used a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including unrecognized intangibles, and liabilities of each of these reporting units, respectively. The residual fair value after the purchase price allocation is the implied fair value of the reporting unit goodwill. If the implied fair value of the reporting unit goodwill was less than the carrying amount of goodwill, an impairment loss was recorded for the excess of the reporting unit’s carrying value over the implied fair value.

The impairment analysis for long-lived assets and amortizable intangible assets consisted of the Company assessing these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss was recorded for the excess of the asset’s carrying value over the fair value.

A summary of changes in the Company’s goodwill during the six months ended December 31, 2003 by business segment is as follows (in thousands):

Goodwill	Broadcast and Professional Division	Business and Consumer Division	Total
Net carrying amount as of June 30, 2003	$29,482	$31,150	$60,632
Goodwill acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc.	—	10,993	10,993
Goodwill acquired from Jungle KK	—	3,435	3,435
Reduction to goodwill acquired from Steinberg Media Technologies AG	—	(820)	(820)
Additional goodwill acquired from Digital Editing Services (DES)	11,547	—	11,547
Additional goodwill acquired from The Montage Group, Ltd (Montage)	230	—	230
Goodwill impairment charge	(5,950)	—	(5,950)
Foreign currency translation	—	2,688	2,688

Net carrying amount as of December 31, 2003	$35,309	$47,446	$82,755

As of December 31, 2003, the Company reduced its estimated accrual for lease obligations related to our acquisition of Steinberg Media Technologies in January 2003 by $0.8 million, which was accounted for as a decrease to both goodwill and accrued liabilities. In December 2003, the Company issued 1,452,929 shares in connection with the settlement of the DES earnout, which was accounted for as a $11.5 million increase to both goodwill and common stock. In December 2003, the Company issued 24,960 shares in connection with the settlement of the Company’s claim for indemnification from one Montage shareholder, which was accounted for as a $0.2 million increase to both goodwill and common stock.

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of December 31, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$56,416	$(41,256)	$15,160
Trademarks and trade names	13,017	(9,065)	3,952
Customer-related intangibles	12,350	(10,426)	1,924
Other amortizable intangibles	3,857	(3,836)	21

Total	$85,640	$(64,583)	$21,057

The Company recorded a total impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003, which was reflected as an operating expense in our consolidated results of operations. The $10.3 million impairment charge related entirely to our Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology.

	As of June 30, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$54,798	$(37,719)	$17,079
Trademarks and trade names	10,219	(7,977)	2,242
Customer-related intangibles	18,756	(8,791)	9,965
Assembled workforce	2,750	(2,741)	9
Other amortizable intangibles	3,857	(3,811)	46

Total	$90,380	$(61,039)	$29,341

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Amortization of Other Intangible Assets	2003	2002	2003	2002
Core/developed technology	$1,624	$2,219	$3,170	$4,599
Trademarks and trade names	536	538	1,043	790
Customer-related intangibles	588	480	1,334	991
Other amortizable intangibles	14	142	35	370

Total	$2,762	$3,379	$5,582	$6,750

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortization Expense
For the Six-Month Period January 1, 2004 through June 30, 2004	$3,011
For the Fiscal Years Ending June 30:
2005	5,962
2006	4,696
2007	4,274
2008	2,991
Thereafter	123

Total	$21,057

7. Segment and Geographic Information

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

The Company’s chief operating decision maker evaluates the performance of these divisions based on net sales, cost of sales, and operating income (loss) before income taxes, interest and other income, net, excluding the effects of certain nonrecurring or non-cash charges including the amortization of other intangibles, the impairment of goodwill and other intangible assets, certain restructuring costs, in-process research and development costs, and the legal judgment. Operating results also include allocations of certain corporate expenses.

The following is a summary of the Company’s operations by operating segment for the three months and six months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Broadcast and Professional:
Net sales	$30,919	$34,533	$65,202	$69,540
Costs and expenses:
Cost of sales	15,240	13,998	29,497	28,819
Engineering and product development	5,063	6,341	10,998	12,064
Sales, marketing and service	11,265	9,951	22,907	19,796
General and administrative	2,224	2,550	5,788	5,317
Amortization of other intangible assets	434	2,373	878	5,229
Impairment of goodwill and other intangible assets	5,950	—	5,950	—
Restructuring costs	2,033	—	2,033	—
In-process research and development	—	—	—	—
Legal judgment	—	11,300	—	11,300

Total costs and expenses	42,209	46,513	78,051	82,525

Operating loss	$(11,290)	$(11,980)	$(12,849)	$(12,985)

Business and Consumer:
Net sales	$58,423	$49,968	$95,067	$83,535
Costs and expenses:
Cost of sales	38,217	24,584	60,983	40,744
Engineering and product development	4,762	2,942	9,377	5,482
Sales, marketing and service	16,477	12,580	30,100	22,403
General and administrative	3,274	2,245	5,689	4,288
Amortization of other intangible assets	2,328	1,006	4,704	1,521
Impairment of goodwill and other intangible assets	10,294	—	10,294	—
Restructuring costs	2,985	—	2,985	—
In-process research and development	—	—	2,193	—
Legal judgment	—	—	—	—

Total costs and expenses	78,337	43,357	126,325	74,438

Operating income (loss)	$(19,914)	$6,611	$(31,258)	$9,097

Combined:
Net sales	$89,342	$84,501	$160,269	$153,075
Costs and expenses:
Cost of sales	53,457	38,582	90,480	69,563
Engineering and product development	9,825	9,283	20,375	17,546
Sales, marketing and service	27,742	22,531	53,007	42,199
General and administrative	5,498	4,795	11,477	9,605
Amortization of other intangible assets	2,762	3,379	5,582	6,750
Impairment of goodwill and other intangible assets	16,244	—	16,244	—
Restructuring costs	5,018	—	5,018	—
In-process research and development	—	—	2,193	—
Legal judgment	—	11,300	—	11,300

Total costs and expenses	120,546	89,870	204,376	156,963

Operating loss	$(31,204)	$(5,369)	$(44,107)	$(3,888)

The Company markets its products globally through its network of sales personnel, dealers, distributors, retailers and subsidiaries. Export sales account for a significant portion of the Company’s net sales. Foreign sales are reported based on the sale destination. The following table presents a summary of net sales by geographic region for the three months and six months ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Six Months Ended December 31,
Net Sales by Geographic Region	2003	2002	2003	2002
		(In thousands)
United States	$19,701	$29,122	$47,255	$63,338
United Kingdom, Ireland	5,056	5,808	8,779	9,494
Germany	13,485	9,289	20,349	16,354
France	7,035	6,190	11,467	9,656
Spain, Italy, Benelux	11,456	8,989	16,532	13,484
Japan, China, Hong Kong, Singapore, Korea, Australia	11,865	8,924	22,178	15,417
Other foreign countries	20,744	16,179	33,709	25,332

Total	$89,342	$84,501	$160,269	$153,075

8. Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Six-Month Period:
January 1, 2004 through June 30, 2004	$2,866
For the Fiscal Years Ending June 30,
2005	5,086
2006	3,349
2007	2,576
2008	1,844
Thereafter	929

Total operating lease obligations	$16,650

The lease obligation remaining for the current fiscal year 2004 represents only a six-month period from January 1, 2004 through June 30, 2004. The lease obligation disclosure above represents a four-year and six-month period from January 1, 2004 through June 30, 2008 and any lease obligations thereafter.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if its products infringe a third party’s intellectual property rights. As of December 31, 2003, the Company was not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. As of December 31, 2003, the Company had accrued approximately $3.8 million for certain royalty expenses.

Other Contractual Obligations

The Company’s contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce its products for sale.

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture its products for sale. The Company places POs with its vendors on an ongoing basis based on its internal sales forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of December 31, 2003, the amount of outstanding POs was approximately $35.9 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Foreign Exchange Contracts

As of December 31, 2003, the Company had forward contracts to sell 15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months. As of December 31, 2003, the carrying amount of the forward contracts approximated the fair value.

Legal Actions

In September 2003, the Company was served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with the Company’s acquisition of certain assets of Dazzle, the Company tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. The Company believes the complaint is without merit and intends to vigorously defend the action, but there can be no assurance that the Company will prevail. Pursuant to the SCM/Dazzle Asset Purchase Agreement, the Company is seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. SCM and Dazzle, in turn, are seeking indemnification from the Company for all or part of the damages and expenses incurred by them to defend such claims. Although the Company believes that it is entitled to indemnification in whole or in part for any damages and costs of defense and that SCM and Dazzle’s claim for indemnification is without merit, there can be no assurance that the Company will recover all or a portion of any damages assessed or expenses incurred. In addition, the adjudication of the Company’s and SCM’s and Dazzle’s claims for indemnification may be a time-consuming and protracted process.

In October 2002, the Company filed a claim against XOS Technologies, its principals, and certain former employees of the Company and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleges misappropriation of the Company’s trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against the Company, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. The Company moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. The Company again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Subsequently, the Company and the individual defendants entered into a settlement agreement, whereby the Company dismissed the action as against the individual defendants. A jury trial on the Company’s claims commenced January 20, 2004, and is expected to conclude by mid-February 2004. XOS’s claims are currently scheduled for trial in early 2004.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003, which expires on April 11, 2004, for $16.9 million. The Company filed a notice of appeal, and the hearing before the Florida Second District Court of Appeal is scheduled in March 2004. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim and has provided notice of such claim to the former shareholders. The Company has entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, the Company has retained approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, the Company is obligated to refund the difference in cash to such shareholder. Although the Company believes it is also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim, and is contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that the Company will recover all or a portion of these damages. The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

In March 2000, the Company acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of the Company’s common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, the Company entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, the Company determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. The arbitrator in the case ruled that an earnout was payable. The arbitrator’s ruling, along with a settlement agreement with one former DES shareholder, required that the Company issue 1,452,929 shares of its common stock to the former shareholders of DES. Those shares were issued in December 2003. The DES shareholders also asserted a claim for interest on the earnout payment, and in February 2004 the Company issued an additional 275,167 shares of its common stock in settlement of such claim.

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

9. Restructuring

During the three months ended December 31, 2003, the Company implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. The Company also exited certain leased facilities in New Jersey and terminated a total of 77 of its employees worldwide, 37 of whom were located in the U.S. and 40 of whom were located in Europe. The Company is currently in the process of evaluating whether to vacate excess leased space in one of its leased facilities in Europe, and therefore may incur additional restructuring costs in the three months ending March 31, 2004.

As a result of the restructuring plan during the three months ended December 31, 2003, the Company recorded restructuring costs of $5.0 million, which consisted of $3.8 million for workforce reductions, including severance and benefits costs for approximately 77 employees, and $1.2 million of costs resulting from exiting certain leased facilities. Approximately $3.0 million of the restructuring costs related to the Business and Consumer segment and approximately $2.0 million of the restructuring costs related to the Broadcast and Professional segment. Approximately $1.3 million of the total $3.8 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of our Board of Directors. Approximately $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

The following table summarizes the restructuring costs incurred during the three months ended December 31, 2003 by operating segment:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Business and Consumer	$2,773	$212	$2,985
Broadcast and Professional	1,028	1,005	2,033

Total	$3,801	$1,217	$5,018

The following table summarizes the accrued restructuring balances as of December 31, 2003:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Costs incurred	$3,801	$1,217	$5,018
Cash payments	(1,166)	(94)	(1,260)
Non-cash settlements	(—)	(37)	(37)

Balance as of December 31, 2003	$2,635	$1,086	$3,721

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. The Company’s accrual as of December 31, 2003 for leased facilities will be paid over their respective lease terms through August 2006.

10. Subsequent Event

Pursuant to the DES Agreement and Plan of Merger, as a result of the final arbitration decision and a settlement agreement with one former DES shareholder, the DES shareholders were entitled to interest on the earnout payment. During the three months ended December 31, 2003, the Company recorded a $2.1 million liability and $2.1 million in interest expense in connection with this interest liability on the DES earnout settlement. As a result, the Company issued an additional 275,167 shares of its common stock in February 2004, which will be accounted for as an increase to common stock and a reduction to accrued liabilities during the three months ending March 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: our plan to change certain business terms and conditions with several of our U.S. channel partners in the Business and Consumer division, including the expected impact on our results of operations; the portion of our total net sales represented by our international sales; the fluctuation of our future sales and the impact on the recognition of revenue; the fluctuation of cost of sales for our Business and Consumer division; the affect on our Business and Consumer sales and marketing and services expenses due to changes in the relative strength of the U.S. dollar against certain major international currencies; our expectations regarding future legal fees; our evaluation of the possible impact of vacating leased facility space in Europe on our restructuring costs; our estimation of our restructuring costs; the sufficiency of our existing cash and cash equivalent balances and anticipated cash flow from operations; the delay of some of our future collections of accounts receivables and the impact on future cash flow; the impact of our contractual obligations on our liquidity and cash flow; the reasonableness of the estimates, judgments and assumptions we make with respect to our critical accounting policies; our evaluation of whether our goodwill and other intangible assets have been impaired and any resulting impairment charges; and our evaluation of the realization our deferred tax assets.

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

We are organized into two divisions: (1) Broadcast and Professional and (2) Business and Consumer. We believe this organizational structure enables us to effectively address varying product requirements, rapidly implement our core technologies, efficiently manage different distribution channels and anticipate and respond to changes in each of these markets. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information related to our operating segments.

RESULTS OF OPERATIONS

Overview

Our net sales for the three months ended December 31, 2003 were $89.3 million, which was a quarterly record for us. Sales in the Business and Consumer division increased 16.9% over the same quarter last year due to a strong holiday season, especially in Europe, and generated record quarterly sales for this division. During the three months ended December 31, 2003, sales were particularly strong in our European consumer business, which were also augmented by the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar, since a significant portion of our Business and Consumer sales were generated from Europe and denominated in the EURO currency. Sales in our Broadcast and Professional division decreased 10.5% over the same quarter last year due to lower OEM net sales. A majority of our net sales were generated outside of the United States during the three months ended December 31, 2003: 59% of sales were in Europe, 15% were in Asia and 26% were in the Americas.

We took a number of operational actions during the quarter, including a reduction in force that reduced net headcount by approximately 4%, organizational and management changes, lease costs resulting from exiting certain leased facilities, acquisition-related goodwill and intangible impairment charges and certain royalty expenses. These actions resulted in significant costs, which impacted the current quarter. Our net loss for the three months ended December 31, 2003 was $29.9 million, or $0.45 loss per share. Our cash, restricted cash, and short-term securities balance decreased by $10.1 million during the six months ended December

31, 2003, from $98.3 million as of June 30, 2003 to $88.2 million as of December 31, 2003. During the six months ended December 31, 2003, we made cash payments for acquisitions totaling $13.3 million, including cash payments of $9.7 million to SCM Microsystems, Inc. related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., and a cash payment of $3.6 million to Jungle KK related to the acquisition of a 95% interest in Jungle KK.

Change in Business Terms and Conditions

During the three months ended December 31, 2003, we changed certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division. The revised business terms and conditions include unlimited stock rotation rights for several channel partners and payment from several channel partners that is contingent upon the product sold through to their customers. As a result of these revised business terms and conditions, instead of recognizing revenue at the time products were shipped to these channel partners, we recognized this revenue when the products were sold through to the customer. This was a change in business terms and conditions and was not a change in accounting policy. This resulted in a decrease in our Business and Consumer net sales during the three months ended December 31, 2003, compared to what the revenue would have been had we not made these changes to our business terms and conditions. The impact of this change in business terms and conditions was a decrease of approximately $5.0 million to Business and Consumer net sales, an increase of approximately $2.5 million to our net loss, a decrease to our accounts receivable of approximately $2.3 million, and an increase to our deferred costs of approximately $2.5 million.

We plan to make similar changes to certain terms and conditions with several more of our channel partners in the United States during the three months ending March 31, 2004. Therefore, we expect this change to decrease our Business and Consumer net sales during the months ending March 31, 2004, compared to what the revenue would have been had we not made these changes to our business terms and conditions. We expect to complete these changes to certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division by March 31, 2004. Once we complete these changes to certain business terms and conditions with these channel partners, we do not anticipate further business term and condition changes for our channel partners in the United States. To the extent that the dollar amount of products that we ship to our channel partners is equal to the dollar amount of products that they sell through to their customers, we expect there will not be a significant impact on our consolidated financial position or results of operations beyond the three months ending March 31, 2004.

Net Sales

Overall net sales increased 5.7% from $84.5 million in the three months ended December 31, 2002 to $89.3 million in the three months ended December 31, 2003. Overall net sales increased 4.7% from $153.1 million in the six months ended December 31, 2002 to $160.3 million in the six months ended December 31, 2003.

In the three months ended December 31, 2003, the Business and Consumer division represented 65.4% of our total sales, while the Broadcast and Professional division represented 34.6% of our total sales in the same period. In the three months ended December 31, 2002, the Business and Consumer division represented 59.1% of our total sales, while the Broadcast and Professional division represented 40.9% of our total sales in the same period.

In the six months ended December 31, 2003, the Business and Consumer division represented 59.3% of our total sales, while the Broadcast and Professional division represented 40.7% of our total sales in the same period. In the six months ended December 31, 2002, the Business and Consumer division represented 54.6% of our total sales, while the Broadcast and Professional division represented 45.4% of our total sales in the same period.

The following is a summary of net sales by division (in thousands):

	Three Months Ended December 31:
Net Sales by Division	2003	% of Net Sales	2002	% of Net Sales	% Change
Business and Consumer	$58,423	65.4%	$49,968	59.1%	16.9%
Broadcast and Professional	30,919	34.6%	34,533	40.9%	(10.5)%

Total	$89,342	100.0%	$84,501	100.0%	5.7%

	Six Months Ended December 31:
Net Sales by Division	2003	% of Net Sales	2002	% of Net Sales	% Change
Business and Consumer	$95,067	59.3%	$83,535	54.6%	13.8%
Broadcast and Professional	65,202	40.7%	69,540	45.4%	(6.2)%

Total	$160,269	100.0%	$153,075	100.0%	4.7%

In the Business and Consumer division, net sales increased 16.9% from $50.0 million in the three months ended December 31, 2002 to $58.4 million in the three months ended December 31, 2003. In the Business and Consumer division, net sales increased 13.8% from $83.5 million in the six months ended December 31, 2002 to $95.1 million in the six months ended December 31, 2003. The Business and Consumer sales increase was primarily due to the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003, Steinberg Media Technologies AG in January 2003 and VOB Computersysteme GmbH in October 2002. The release of our MovieBox product, in March 2003, and the release of new versions of our PCTV receiver products, in October 2003, also contributed to this net sales increase. In addition, our Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar during the three months and six months ended December 31, 2003, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency. These sales increases were partially offset by decreased sales of our Studio products, as well as decreased sales from the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, compared to what the revenue would have been had we not made these changes to our business terms and conditions.

In the Broadcast and Professional division, net sales decreased 10.5% from $34.5 million in the three months ended December 31, 2002 to $30.9 million in the three months ended December 31, 2003. In the Broadcast and Professional division, net sales decreased 6.2% from $69.6 million in the six months ended December 31, 2002 to $65.2 million in the six months ended December 31, 2003. The Broadcast and Professional sales decrease was primarily due to the discontinuation of our distributed broadcast products and decreased sales of our OEM businesses, which were mostly offset by increased sales of our service revenue and increased sales of team sports systems.

Deferred revenue and customer deposits increased 70.8% from 10.1 million as of June 30, 2003 to $17.2 million as of December 31, 2003. This increase in deferred revenue was due to an increase in customer deposits and an increase in service revenue from our team sports systems that were billed during the three months ended September 30, 2003 but will be recognized ratably over the support period, generally one year. The increase in deferred revenue was also attributable to the change of certain business terms and conditions with several of our channel partners in the United States in the Business and Consumer division.

The following is a summary of net sales by region (in thousands):

	Three Months Ended December 31:
Net Sales by Region	2003	% of Net Sales	2002	% of Net Sales	% Change
North America	$23,250	26.0%	$30,374	35.9%	(23.5)%
International	66,092	74.0%	54,127	64.1%	22.1%

Total	$89,342	100.0%	$84,501	100.0%	5.7%

	Six Months Ended December 31:
Net Sales by Region	2003	% of Net Sales	2002	% of Net Sales	% Change
North America	$53,009	33.1%	$65,455	42.8%	(19.0)%
International	107,260	66.9%	87,620	57.2%	22.4%

Total	$160,269	100.0%	$153,075	100.0%	4.7%

For the three months ended December 31, 2003 and December 31, 2002, North America sales represented 26.0% and 35.9% of our net sales, respectively, while international sales (sales outside of North America) represented 74.0% and 64.1% of our net sales, respectively. For the six months ended December 31, 2003 and December 31, 2002, North America sales represented 33.1% and 42.8% of our net sales, respectively, while international sales (sales outside of North America) represented 66.9% and 57.2% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales. As a result, net sales and expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies, primarily the EURO.

North American sales decreased 23.5% from $30.4 million in the three months ended December 31, 2002 to $23.2 million in the three months ended December 31, 2003. North American sales decreased 19.0% from $65.5 million in the six months ended December 31, 2002 to $53.0 million in the six months ended December 31, 2003. North American sales decreased primarily due decreased sales of our OEM business in our Broadcast and Professional division and to the change of certain business terms and conditions with several of our channel partners in the United States in the Business and Consumer division.

International sales increased 22.1% from $54.1 million in the three months ended December 31, 2002 to $66.1 million in the three months ended December 31, 2003. International sales increased 22.4% from $87.6 million in the six months ended December 31, 2002 to $107.3 million in the six months ended December 31, 2003. International sales increased primarily due to increased sales in our Business and Consumer division, resulting primarily from our acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003, the acquisition of Steinberg Media Technologies AG in January 2003, and the acquisition of VOB Computersysteme GmbH in October 2002. The release of our MovieBox product, in March 2003, and the release of new versions of our PCTV receiver products, in October 2003, also contributed to this net sales increase. In addition, our international Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar during the three months and six months ended December 31, 2003, since a significant portion of our international Business and Consumer sales were generated in Europe and denominated in the EURO currency.

Our sales were relatively linear throughout the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. Although our sales were relatively linear throughout the second quarter of fiscal 2004, our sales may not be relatively linear throughout the remaining third and fourth quarters of fiscal 2004. In addition, economic uncertainty, seasonality, or the introduction of new products at the end of a given quarter could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter.

Cost of Sales

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Cost of sales	$53,457	$38,582	38.6%	$90,480	$69,563	30.1%
As a percentage of net sales	59.8%	45.7%		56.5%	45.4%

We distribute and sell our products to users through the combination of independent distributors, dealers and VARs (value-added resellers), OEMs (original equipment manufacturers), retail chains, and, to a lesser extent, a direct sales force. Sales to independent distributors, dealers and VARs, OEMs, and retail chains, are generally at a discount to the published list prices. The amount of discount, and consequently, our net sales less cost of sales, as a percentage of net sales, vary depending on the product, the channel of distribution, the volume of product purchased, and other factors.

Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage.

Our total cost of sales increased 38.6% from $38.6 million in the three months ended December 31, 2002 to $53.4 million in the three months ended December 31, 2003. Our total cost of sales increased 30.1% from $69.6 million in the six months ended December 31, 2002 to $90.4 million in the six months ended December 31, 2003. As a percentage of total net sales, total cost of sales increased from 45.7% in the three months ended December 31, 2002 to 59.8% in the three months ended December 31, 2003. As a percentage of total net sales, total cost of sales increased from 45.4% in the six months ended December 31, 2002 to 56.5% in the six months ended December 31, 2003. Included in our cost of sales for the three months and six months ended December 31, 2003 are certain royalty expenses of $3.8 million. These $3.8 million of royalty expenses were recorded during the three months ended December 31, 2003 in our Business and Consumer division. The overall increase in our total cost of sales, as a percentage of total net sales, for the three months and six months ended December 30, 2003 compared to the three months and six months ended December 31, 2002, was due to increased cost of sales, as a percentage of net sales, in both the Business and Consumer division and the Broadcast and Professional division.

Business and Consumer cost of sales increased 55.5% from $24.6 million in the three months ended December 31, 2002 to $38.2 million in the three months ended December 31, 2003. Business and Consumer cost of sales increased 49.7% from $40.7 million in the six months ended December 31, 2002 to $61.0 million in the six months ended December 31, 2003. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales increased from 49.2% in the three months ended December 31, 2002 to 65.4% in the three months ended December 31, 2003. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales increased from 48.8% in the six months ended December 31, 2002 to 64.1% in the six months ended December 31, 2003. Included in our cost of sales for the three months and six months ended December 31, 2003 were certain royalty expenses of $3.8 million. The $3.8 million of royalty expenses were recorded during the three months ended December 31, 2003 in our Business and Consumer division. The increase in Business and Consumer cost of sales was primarily due to increased sales for the three months and six months ended December 31, 2003 compared to December 31, 2002, and a change in product mix consisting of a higher portion of hardware products sold, which generally have higher costs than our software products. Our Business and Consumer cost of sales may fluctuate in the future based on the mix of hardware and software products sold. Business and Consumer cost of sales also increased due to certain royalty expenses of $3.8 million. In addition, our Business and Consumer cost of sales increased due to the unfavorable currency impact resulting from the strengthening of the EURO against the U.S dollar during the three months and six months ended December 31, 2003, since a portion of our Business and Consumer products were procured in Europe and denominated in the EURO currency. Our Business and Consumer cost of sales will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies, primarily the EURO.

Broadcast and Professional cost of sales increased 8.9% from $14.0 million in the three months ended December 31, 2002 to $15.2 million in the three months ended December 31, 2003. Broadcast and Professional cost of sales increased 2.4% from $28.8 million in the six months ended December 31, 2002 to $29.4 million in the six months ended December 31, 2003. As a percentage of Broadcast and Professional net sales, our Broadcast and Professional cost of sales increased from 40.5% in the three months ended December 31, 2002 to 49.3% in the three months ended December 31, 2003. As a percentage of Broadcast and Professional net sales, our Broadcast and Professional cost of sales increased from 41.4% in the six months ended December 31, 2002 to 45.2% in the six months ended December 31, 2003. The increase in Broadcast and Professional cost of sales was primarily due to the write down of certain obsolete inventory.

Engineering and Product Development

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Engineering and product development expenses	$9,825	$9,283	5.8%	$20,375	$17,546	16.1%
As a percentage of net sales	11.0%	11.0%		12.7%	11.5%

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses increased 5.8% from $9.3 million in the three months ended December 31, 2002 to $9.8 million in the three months ended December 31, 2003. Engineering and product development expenses increased 16.1% from $17.6 million in the six months ended December 31, 2002 to $20.4 million in the six months ended December 31, 2003. As a percentage of net sales, engineering and product development expenses remained consistent from 11.0% in the three months ended December 31, 2002 to 11.0% in the three months ended December 31, 2003. As a percentage of net sales, engineering and product development expenses increased from 11.5 % in the six months ended December 31, 2002 to 12.7% in the six months ended December 31, 2003. This increase in engineering and product development expenses was primarily due to increased headcount related to our acquisitions of Steinberg Media Technologies AG in January 2003 and higher costs associated with the development of new products.

Sales, Marketing and Service

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Sales, marketing and service expenses	$27,742	$22,531	23.1%	$53,007	$42,199	25.6%
As a percentage of net sales	31.1%	26.7%		33.1%	27.6%

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

Sales, marketing and service expenses increased 23.1% from $22.5 million in the three months ended December 31, 2002 to $27.7 million in the three months ended December 31, 2003. Sales, marketing and service expenses increased 25.6% from $42.2 million in the six months ended December 31, 2002 to $53.0 million in the six months ended December 31, 2003. As a percentage of net sales, sales, marketing and service expenses increased from 26.7% in the three months ended December 31, 2002 to 31.1% in the three months ended December 31, 2003. As a percentage of net sales, sales, marketing and service expenses increased from 27.6% in the six months ended December 31, 2002 to 33.1% in the six months ended December 31, 2003. The increase in sales, marketing and service expenses was primarily due to increased headcount related to our acquisitions of Jungle KK in July 2003 and Steinberg Media Technologies AG in January 2003, as well as higher marketing costs associated with the launch of our new products. In addition, our Business and Consumer sales, marketing and service expenses increased due to the unfavorable currency impact resulting from the strengthening of the EURO against the U.S dollar during the three months and six months ended December 31, 2003, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency. Our Business and Consumer sales, marketing and service expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies, primarily the EURO.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
General and administrative expenses	$5,498	$4,795	14.7%	$11,477	$9,605	19.5%
As a percentage of net sales	6.2%	5.7%		7.2%	6.3%

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal and accounting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses.

General and administrative expenses increased 14.7% from $4.8 million in the three months ended December 31, 2002 to $5.4 million in the three months ended December 31, 2003. General and administrative expenses increased 19.5% from $9.6 million in the six months ended December 31, 2002 to $11.4 million in the six months ended December 31, 2003. As a percentage of net sales, general and administrative expenses increased from 5.7% in the three months ended December 31, 2002 to 6.2% in the three months ended December 31, 2003. As a percentage of net sales, general and administrative expenses increased from 6.3% in the six months ended December 31, 2002 to 7.2% in the six months ended December 31, 2003. This increase in general and administrative expenses was primarily due to higher legal fees related to the DES earnout arbitration and the XOS Technologies claim, as well as additional general and administrative expenses that resulted from the acquisition of Steinberg Media Technologies AG in January 2003. We expect to continue to incur significant legal fees, since we currently have several pending legal matters. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Amortization of Other Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Amortization of other intangible assets	$2,762	$3,379	(18.3)%	$5,582	$6,750	(17.3)%
As a percentage of net sales	3.1%	4.0%		3.5%	4.4%

Acquisition-related intangible assets result from our acquisition of businesses accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other net identifiable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to six years.

The amortization of our intangible assets decreased 18.3% from $3.4 million in the three months ended December 31, 2002 to $2.8 million in the three months ended December 31, 2003. As a percentage of net sales, the amortization of our intangible assets decreased from 4.0% in the three months ended December 31, 2002 to 3.1% in the three months ended December 31, 2003. This decrease in amortization was primarily due to several intangible assets that became fully amortized during the three months ended March 31, 2003, which was partially offset by an increase in intangible amortization resulting from the acquisition of Steinberg Media Technologies AG in January 2003, the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003, and the acquisition of a 95% interest in Jungle KK in July 2003.

The amortization of our intangible assets decreased 17.3% from $6.8 million in the six months ended December 31, 2002 to $5.6 million in the six months ended December 31, 2003. As a percentage of net sales, the amortization of our intangible assets decreased from 4.4% in the six months ended December 31, 2002 to 3.5% in the six months ended December 31, 2003. This decrease in amortization was primarily due to several intangible assets that became fully amortized during the three months ended March 31, 2003, which was partially offset by an increase in intangible amortization resulting from the acquisition of Steinberg Media Technologies AG in January 2003, the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003, and the acquisition of a 95% interest in Jungle KK in July 2003.

Impairment of Goodwill and Other Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Impairment of goodwill and other intangible assets	$16,244	$—	100.0%	$16,244	$—	100.0%
As a percentage of net sales	18.2%	—		10.2%	—

During the three months ended December 31, 2003, we re-assessed our business plan and revised the operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill as required by SFAS No. 142. As a result, we concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003 to reduce the carrying amount of our goodwill. As of June 30, 2003 and December 31, 2003, we had approximately $60.6 million and approximately $82.8 million of goodwill, respectively. (See Note 6 of Notes to Condensed Consolidated Financial Statements).

During the three months ended December 31, 2003, we restructured our consumer and audio business, which is part of the Business and Consumer segment, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, we concluded that our amortizable intangible assets were impaired and we recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to our Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. We recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets. As of June 30, 2003 and December 31, 2003, we had approximately $29.3 million and approximately $21.1 million of other intangible assets, respectively. (See Note 6 of Notes to Condensed Consolidated Financial Statements).

In summary, we recorded a total impairment charge of $16.3 million during the three months ended December 31, 2003, which was comprised of a goodwill impairment charge of approximately $6.0 million and an amortizable intangible assets impairment charge of approximately $10.3 million.

Restructuring Costs

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Restructuring costs	$5,018	$—	100.0%	$5,018	$—	100.0%
As a percentage of net sales	5.6%	—%		3.1%	—%

During the three months ended December 31, 2003, we implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. We also exited certain leased facilities in New Jersey, and terminated a total of 77 of our employees worldwide, 37 of whom were located in the U.S. and 40 of whom were located in Europe. We are currently in the process of evaluating whether to vacate excess leased space in one of our leased facilities in Europe, and therefore, may incur additional restructuring costs in the three months ending March 31, 2004.

As a result of the restructuring plan during the three months ended December 31, 2003, we recorded restructuring costs of $5.0 million, which consisted of $3.8 million for workforce reductions, including severance and benefits costs for approximately 77 employees, and $1.2 million of costs resulting from exiting certain leased facilities. Approximately $3.0 million of the restructuring costs related to our Business and Consumer segment and approximately $2.0 million of the restructuring costs related to our Broadcast and Professional segment. Approximately $1.3 million of the total $3.8 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of our Board of Directors. Approximately $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

On October 31, 2003, J. Kim Fennell resigned from his positions as President and Chief Executive Officer and a member of our Board of Directors. Charles J. Vaughan, a current member of our Board of Directors, has assumed the responsibilities of interim President and Chief Executive Officer. We are currently conducting a search for a successor President and Chief Executive Officer.

The following table summarizes the restructuring costs incurred during the three months ended December 31, 2003 by operating segment:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Business and Consumer	$2,773	$212	$2,985
Broadcast and Professional	1,028	1,005	2,033

Total	$3,801	$1,217	$5,018

The following table summarizes the accrued restructuring balances as of December 31, 2003:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Costs incurred	$3,801	$1,217	$5,018
Cash payments	(1,166)	(94)	(1,260)
Non-cash settlements	(—)	(37)	(37)

Balance as of December 31, 2003	$2,635	$1,086	$3,721

The remaining cash expenditures relating to workforce reductions are expected to be paid over the next few quarters. Our accrual as of December 31, 2003 for leased facilities will be paid over their respective lease terms through August 2006.

Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates were made. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods.

In-Process Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
In-process research and development costs	$—	$—	—	$2,193	$—	100.0%
As a percentage of net sales	—	—		1.4%	—

During the six months ended December 31, 2003, we recorded in-process research and development costs of approximately $2.2 million, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. We recorded no such costs during the six months ended December 31, 2002. The value assigned to purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

Legal Judgment

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Legal judgment	$—	$11,300	(100.0)%	$—	$11,300	(100.0)%
As a percentage of net sales	—	13.4%		—	7.4%

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated (Athle-Tech) v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle was filed (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the three months ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a letter of credit through one of our financial institutions on April 11, 2003, which expires on April 11, 2004, for $16.9 million and was classified as restricted cash as of December 31, 2003. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Interest and Other Income (Expense), Net

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Interest and other income	$269	$148	81.8%	$595	$538	10.6%
Interest expense on DES earnout settlement	(2,050)	—	100.0%	(2,050)	—	100.0%

Interest and other income (expense), net	$(1,781)	$148		$(1,455)	$538

As a percentage of net sales	(2.0)%	0.2%		(0.9)%	0.4%

Interest and other income (expense), net, consists primarily of interest income (expense) generated from our investments in money market funds, government securities and high-grade commercial paper, and foreign currency remeasurement or transaction gains or losses.

We recorded interest expense of approximately $2.1 million during the three months ended December 31, 2003 in connection with the DES earnout settlement. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Excluding this $2.1 million interest expense for the DES earnout settlement, interest and other income (expense), net, increased approximately 81.8% from $0.1 million in the three months ended December 31, 2002 to $0.3 million in the three months ended December 31, 2003. Excluding this $2.1 million interest expense for the DES earnout settlement, interest and other income (expense), net, increased approximately 10.6% from $0.5 million in the six months ended December 31, 2002 to $0.6 million in the six months ended December 31, 2003. This increase in interest and other income (expense), net, was primarily due an increase in foreign transaction gains due to the strengthening of the EURO against the U.S dollar during the three and six months ended December 31, 2003, compared to the same period last year. This increase was partially offset by a decrease in our interest income due to a lower average cash balance for the three and six months ended December 31, 2003 compared to three and six months ended December 31, 2002.

Income Tax Expense (Benefit)

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Income tax expense (benefit)	$(3,130)	$1,600	(295.6)%	$(2,727)	$2,050	(233.0)%
As a percentage of net sales	(3.5)%	1.9%		(1.7)%	1.3%

Income taxes are comprised of federal, state and foreign income taxes. We recorded a benefit for income taxes of $3.1 million and $2.7 million for the three months and six months ended December 31, 2003, respectively, primarily relating to the tax impact of the impairment of certain intangible assets, which was partially offset by taxes on income from our international subsidiaries. Included in the income tax benefit of $3.1 million for the three months ended December 31, 2003 is a $3.5 million income tax benefit that we recorded to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets. (See Note 6 of Notes to Condensed Consolidated Financial Statements). We recorded a provision of $1.6 million and $2.1 million for the three months and six months ended December 31, 2002, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2003, and December 31, 2003, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended December 31,			Six Months Ended December 31,
(In thousands)	2003	2002	% Change	2003	2002	% Change
Cumulative effect of change in accounting principle	$—	$—	—	$—	$(19,291)	(100.0)%
As a percentage of net sales	—	—		—	(12.6)%

We performed the transitional goodwill impairment analysis as required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional segment exceeded their fair value. As a result, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the six months ended December 31, 2002 in the accompanying consolidated statements of operations. (See Note 6 of Notes to Condensed Consolidated Financial Statements).

We recorded no such cumulative effect of change in accounting principle charge during the six months ended December 31, 2003. However, we performed an interim goodwill impairment analysis as required by SFAS No. 142 and an impairment analysis for long-lived assets and amortizable intangible assets as required by SFAS No. 144 during the three months ended December 31, 2003 and determined that our goodwill and other intangibles assets were impaired. As a result, we recorded an impairment charge of $6.0 million for goodwill and an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003 to reduce the carrying amount of our goodwill and other intangible assets as of December 31, 2003. This charge was reflected as an operating expense entitled impairment of goodwill and intangible assets during the three months and six months ended December 31, 2003 in the accompanying consolidated statements of operations. (See Note 6 of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, restricted cash and short-term marketable securities balances as of December 31, 2003 and June 30, 2003 are summarized as follows (in thousands):

	As of December 31, 2003	As of June 30, 2003
Cash and cash equivalents	$53,402	$62,617
Restricted cash	16,850	16,890
Short-term marketable securities	17,905	18,804

Total cash and cash equivalents, restricted cash and short-term marketable securities	$88,157	$98,311

Cash and cash equivalents were $53.4 million as of December 31, 2003, compared to $62.6 million as of June 30, 2003. Cash and cash equivalents as of December 31, 2003 and June 30, 2003 do not include $16.9 million of cash that was classified as restricted cash, since the funds are restricted for the Athle-Tech Claim (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Cash and cash equivalents decreased $9.2 million during the six months ended December 31, 2003, compared to an increase of $16.1 million during the six months ended December 31, 2002. We have funded our operations to date through sales of equity securities as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our operating and capital requirements for at least the next twelve months.

Our operating, investing and financing activities for the six months ended December 31, 2003 and 2002 are summarized as follows (in thousands):

	Six Months Ended December 31,
	2003	2002
Cash provided by operating activities	$3,550	$13,999
Cash used in investing activities	(18,058)	(10,297)
Cash provided by financing activities	5,050	10,259

Operating Activities

Our operating activities generated cash of $3.6 million during the six months ended December 31, 2003, compared to generating cash of $14.0 million during the six months ended December 31, 2002.

Cash generated from operations of $3.6 million during the six months ended December 31, 2003 was primarily attributable to an increase in accrued and other liabilities, an increase in deferred revenue and customer deposits and a decrease in accounts receivable, which were partially offset by a decrease in accounts payable and our net loss after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, the loss on disposal of property and equipment, in-process research and development, the impairment of goodwill and other intangible assets, and certain restructuring costs. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $2.2 million during the three months ended September 30, 2003, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. As discussed in the section entitled “Impairment of Goodwill and Other Intangible Assets” above, we recorded an impairment charge for goodwill and other intangible assets of $16.2 million during the three months ended December 31, 2003.

Cash generated from operations of $14.0 million during the six months ended December 31, 2002 was primarily attributable to increases in accrued and other liabilities and deferred revenue and customer deposits, which were partially offset by increases in inventories, accounts receivables and prepaid expenses. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $24.7 million for the six months ended December 31, 2002 and after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, and the cumulative effect of change in accounting principle related to the goodwill impairment that resulted from our adoption of SFAS 142 on July 1, 2002. As discussed in the section entitled “Cumulative Effect of Change in Accounting Principle”, above, we recorded a charge of $19.3 million during the quarter ended September 30, 2002 to reduce the carrying amount of goodwill.

Some of the future collections of our accounts receivables may be delayed due to the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, which may cause a negative impact on our future cash flows from operations. However, this impact may not have a significant effect on our future cash flows.

Investing Activities

Our investing activities consumed cash of $18.1 million during the six months ended December 31, 2003 compared to consuming cash of $10.3 million during the six months ended December 31, 2002.

Cash consumed by investing activities of $18.1 million during the six months ended December 31, 2003 was primarily due to cash payments for the acquisition of a 95% interest in Jungle KK in July 2003 and the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. In addition, cash was consumed for the purchase of property and equipment, and the purchase of marketable securities, which was partially offset by the proceeds from the maturity of marketable securities.

Cash consumed by investing activities of $10.3 million during the six months ended December 31, 2002 was due to a cash payment for the acquisition of VOB Computersysteme GmbH, the purchase of property and equipment, and the purchase of marketable securities, which was partially offset by the proceeds from the maturity of marketable securities.

Financing Activities

Our financing activities generated cash of $5.1 million during the six months ended December 31, 2003 compared to generating cash of $10.3 million during the six months ended December 31, 2002.

Cash generated from financing activities of $5.1 million during the six months ended December 31, 2003 and $10.3 million during the six months ended December 31, 2002 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Six-Month Period:
January 1, 2004 through June 30, 2004	$2,866

For the Fiscal Years Ending June 30,
2005	5,086
2006	3,349
2007	2,576
2008	1,844
Thereafter	929

Total operating lease obligations	$16,650

The lease obligation remaining for the current fiscal year 2004 represents only a six-month period from January 1, 2004 through June 30, 2004. The lease obligation disclosure above represents a four-year and six-month period from January 1, 2004 through June 30, 2008 and any lease obligations thereafter.

Customer Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of December 31, 2003, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue. As of December 31, 2003, we had accrued approximately $3.8 million for certain royalty expenses.

Other Contractual Obligations

Our contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce our products for sale.

The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$16,650	$2,866	$11,011	$2,773	$—
Purchase obligations	35,909	35,909	—	—	—

Total	$52,559	$38,775	$11,011	$2,773	$—

Foreign Exchange Contracts

As of December 31, 2003, we had forward contracts to sell 15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months. As of December 31, 2003, the carrying amount of the forward contracts approximated the fair value.

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

We recognize revenues from sales of products upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. If applicable to the sales transaction, revenue is only recorded if the revenue recognition criteria of Statement of Position 97-2, “Software Revenue Recognition,” as amended, are met.

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

Revenue from certain channel partners, who have unlimited return rights and payment that is contingent upon the product being sold through to their customers, is recognized when the products are sold through to the customer, instead of being recognized at the time products are shipped to these channel partners.

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

For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product revenues and service revenues using the percentage-of-completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We follow the percentage-of-completion method when reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts using costs incurred to date as a percentage of total costs estimated to complete the contract. Costs incurred include labor costs and equipment placed in service. If we do not have a sufficient basis on which to measure the progress toward completion, we recognize revenue using the completed-contract method, and thus recognize revenue when we receive final acceptance from the customer. To the extent that there is no evidence of fair value for the maintenance element, or a gross margin cannot otherwise be estimated since estimating the final outcome of the contract may be impractical except to assure that no loss will be incurred, we use a zero estimate of profit (recognizing revenue to the extent of direct and incremental costs incurred) until such time as a gross margin can be estimated or the contract is completed. Upon contract completion, if a zero estimate of profit was used due to a lack of fair value for maintenance, the profit for the contract will be recognized on a straight-line basis over the maintenance contract period, commonly 12 to 24 months for contracts of this type.

Except for large systems sales, our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is recognized upon the earlier of receipt of written customer acceptance or a certain event, such as achievement of system “on-air” status, which contractually constitutes acceptance.

Deferred revenue includes customer deposits, PCS (maintenance) revenue, and invoiced fees from arrangements where revenue recognition criteria are not yet met.

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

Valuation of Goodwill and Other Intangible Assets

We review our long-lived assets, including goodwill and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we review goodwill annually for impairment. Factors we consider important and which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business

•	significant negative industry or economic trends

•	significant decline in our stock price for a sustained period

•	our market capitalization relative to net book value

As a result of our adoption of SFAS No. 142 in July 2002, we no longer amortize goodwill and amortizable intangible assets with indefinite lives. Intangible assets with definite lives continue to be amortized.

Upon adoption of SFAS No. 142, we evaluated the remaining useful lives of our other intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were, therefore, not subject to amortization. We determined that no adjustments to the useful lives of our other intangible assets were necessary.

In accordance with SFAS No. 142, we evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test.

We performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of its reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the six months ended December 31, 2002 in the accompanying consolidated statements of operations.

We performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired.

During the three months ended December 31, 2003, we re-assessed our business plan and revised the operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill.

We performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003 to reduce the carrying amount of its goodwill. As of June 30, 2003 and December 31, 2003, we had approximately $60.6 million and approximately $82.8 million of goodwill, respectively.

We restructured our consumer and audio business during the three months ended December 31, 2003, which is part of the Business and Consumer segment, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, we concluded that our amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to our Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. We recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets. As of June 30, 2003 and December 31, 2003, we had approximately $29.3 million and approximately $21.1 million of other intangible assets, respectively.

In summary, we recorded a total impairment charge of $16.3 million during the three months ended December 31, 2003, which was comprised of a goodwill impairment charge of approximately $6.0 million and an amortizable intangible assets impairment charge of approximately $10.3 million.

The transitional, annual and interim goodwill impairment analysis, each consisted of the following two-step process:

In both Step 1 and Step 2, below, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Step 1. We compared the fair value of our reporting units to its carrying amount, including the existing goodwill and other intangible assets. If the carrying amount of any of our reporting units exceeded their fair value, the comparison indicated that the reporting units’ goodwill was impaired (see Step 2 below).

Step 2. For purposes of performing the second step, we used a purchase price allocation methodology to assign the fair value of the reporting unit to all of the assets, including unrecognized intangibles, and liabilities of each of these reporting units, respectively. The residual fair value after the purchase price allocation is the implied fair value of the reporting unit goodwill. If the implied fair value of the reporting unit goodwill was less than the carrying amount of goodwill, an impairment loss was recorded for the excess of the reporting unit’s carrying value over the implied fair value.

The impairment analysis for long-lived assets and amortizable intangible assets consisted of us assessing these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss was recorded for the excess of the asset’s carrying value over the fair value.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. As of December 31, 2003, we believe it is more likely than not that substantially all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit during one period or over many periods if the recovered deferred tax assets related to continued operations. A credit to shareholders’ equity would result if the reduction of the valuation allowance were related to tax benefits arising from the exercise of stock options. If the reduction of the valuation allowance were related to any acquired companies, the credit would be to goodwill.

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

Our net revenues and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are outside our control. These factors include:

•	adverse changes in general economic conditions in any of the countries in which we do business, including the slow-down affecting North America, Europe, Asia Pacific and potentially other geographic areas;

•	increased competition and pricing pressure;

•	the timing of significant orders from and shipments to major customers, including OEMs and our large broadcast accounts;

•	the timing and market acceptance of new products and upgrades;

•	the timing of customer acceptance on large system sales;

•	our success in developing, marketing and shipping new products;

•	our dependence on the distribution channels through which our products are sold;

•	the accuracy of our and our resellers’ forecasts of end-user demand;

•	the accuracy of inventory forecasts;

•	our ability to obtain sufficient supplies from our subcontractors on a timely basis;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement our business and product plans;

•	the timing and level of consumer product returns;

•	foreign currency fluctuations;

•	delays and costs associated with the integration of acquired operations;

•	the introduction of new products by major competitors; and intellectual property infringement claims (by or against us)

•	changes to business terms and conditions with channel partners in the U.S.

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

Our sales were relatively linear throughout the quarters in fiscal 2002, and the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. Although our sales were relatively linear throughout the second quarter of fiscal 2004, we may recognize a substantial portion of our revenues in the last month or weeks of the remaining third and fourth quarters of fiscal 2004. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenues to fall below analysts’ expectations.

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

In the second quarter of fiscal 2004, we incurred a net loss of $29.9 million, which included restructuring charges, goodwill and other acquisition-related intangible asset impairment charges, certain royalty expenses and interest expense related to the DES earnout settlement.

If current economic conditions remain unfavorable or decline further, if our revenues grow at a slower rate than in the past or decline, or if our expenses increase without a commensurate increase in our revenues, we may, and will likely, incur net losses during the remaining third and fourth quarters of fiscal 2004, and our results of operations and the price of our common stock may decline as a result.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

We performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired. In connection with our adoption of SFAS No. 142 on July 1, 2002, we recorded a goodwill impairment charge of $19.3 million during the three months ended September 30, 2002. As of June 30, 2003, we had approximately $60.6 million of goodwill and $29.3 million of other intangible assets. As of December 31, 2003, we had approximately $82.8 million of goodwill and $21.1 million of other intangible assets.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. The general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge that could be significant and could have a material adverse effect on our financial position and results of operations. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. In the second quarter of fiscal 2004, we re-assessed our business plan and revised the operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill as required by SFAS No. 142. In the second quarter of fiscal 2004, we restructured our consumer and audio business, which is part of the Business and Consumer segment, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, we concluded that our goodwill and amortizable intangible assets were impaired. In the second quarter of fiscal 2004, we recorded a total impairment charge of $16.3 million, which was comprised of a goodwill impairment charge of approximately $6.0 million and an amortizable intangible assets impairment charge of approximately $10.3 million.

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

Our revenues and results of operations for any given quarter or year may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock. In July 2003, we announced that financial results for the fourth quarter of fiscal 2003, which ended June 30, 2003, and provided guidance for the first quarter of fiscal 2004 which was below the then current analyst consensus estimates for that quarter. In the day following this announcement, our share price lost more than 37% of its value. Our shares continue to trade in a price range lower than the range held by our shares just prior to this announcement.

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

Sales of our products outside of North America represented approximately 74.0% in the three months ended December 31, 2003 and 57.2% of net sales in the fiscal year ended June 30, 2003. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal 2004 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when translated back into U.S. dollars.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement or transaction gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward contracts in June 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the transaction gains and losses on remeasurement of this intercompany account. As of December 31, 2003, we had forward contracts to sell 15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months. As of December 31, 2003, the carrying amount of the forward contracts approximated the fair value.

As of December 31, 2003, our cash and cash equivalents, restricted cash and short-term marketable securities balance totaled approximately $88.2 million, with approximately $62.1 million located in the U.S. and approximately $26.1 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

In addition, on October 31, 2003, J. Kim Fennell resigned from his positions as President and Chief Executive Officer and a member of our Board of Directors. Charles J. Vaughan, a current member of our Board of Directors, has assumed the responsibilities of interim President and Chief Executive Officer. We are currently conducting a search for a successor President and Chief Executive Officer. If we are unable to attract a suitable successor to Mr. Vaughan or if we lose the services of Mr. Vaughan prior to hiring his successor, our business could be seriously harmed. We anticipate that the recruitment of a successor President and Chief Executive Officer will continue to require substantial attention and effort and place a significant burden on our Board of Directors and management personnel.

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

Over the past three years, we have acquired a number of businesses and technologies and expect to continue to make acquisitions as part of our growth strategy. In July 2003, we acquired a 95% interest in Jungle KK, a privately held distribution company in Tokyo, Japan. In July 2003, we acquired certain assets and assumed certain liabilities of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. In January 2003, we acquired all of the outstanding stock of Steinberg Media Technologies AG, based in Hamburg, Germany. In October 2002, we acquired all of the outstanding stock of VOB Computersysteme GmbH, based in Dortmund, Germany. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

•	distracting management from the day-to-day operations of our business;

•	litigation arising from disputes related to these acquisitions;

•	costs, delays and inefficiencies associated with integrating acquired operations, products and personnel;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	possible impairment of relationships with employees and customers as a result of the integration of new businesses and management personnel;

•	potentially dilutive issuances of our equity securities; and

•	incurring debt and amortization expenses related to goodwill and other intangible assets.

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

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement or transaction gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward exchange contracts in June 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the transaction gains and losses on remeasurement of this intercompany account. As of December 31, 2003, we had forward contracts to sell $15 million Euro at an average rate of 1.149. All forward contracts have durations of less than 15 months.

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

In September 2003, we were served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with our acquisition of certain assets of Dazzle, we tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. We believe the complaint is without merit and intend to vigorously defend the action, but there can be no assurance that we will prevail. Pursuant to the SCM/Dazzle Asset Purchase Agreement, we are seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. SCM and Dazzle, in turn, are seeking indemnification from us for all or part of the damages and expenses incurred by them to defend such claims. Although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that SCM and Dazzle’s claim for indemnification is without merit, there can be no assurance that we will recover all or a portion of any damages assessed or expenses incurred. In addition, the adjudication of our and SCM’s and Dazzle’s claims for indemnification may be a time-consuming and protracted process.

In October 2002, we filed a claim against XOS Technologies, its principals, and certain former employees of ours and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleges misappropriation of our trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against us, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. We moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. We again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Subsequently, we and the individual defendants entered into a settlement agreement, whereby we dismissed the action as against the individual defendants. A jury trial on our claims commenced January 20, 2004, and is expected to conclude by mid-February 2004. XOS’s claims are currently scheduled for trial in early 2004.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a Letter of Credit through a financial institution on April 11, 2003, which expires on April 11, 2004, for $16.9 million. We filed a notice of appeal, and the hearing before the Florida Second District Court of Appeal is scheduled in March 2004. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against us in the Athle-Tech Claim and has provided notice of such claim to the former shareholders. We have entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, we have retained approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, we are obligated to refund the difference in cash to such shareholder. Although we believe we are also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, and we are contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

In March 2000, we acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of our common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, we entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, we determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. The arbitrator in the case ruled that an earnout was payable. The arbitrator’s ruling, along with a settlement agreement with one former DES shareholder, required that we issue 1,452,929 shares of our common stock to the former shareholders of DES. Those shares were issued in December 2003. The DES shareholders also asserted a claim for interest on the earnout payment, and in February 2004 we issued an additional 275,167 shares of our common stock in settlement of such claim.

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

During the second quarter of fiscal 2004, we issued 1,452,929 unregistered shares of our common stock to the shareholders of DES in connection with the arbitration and settlement relating to the earnout payment payable as a result of our acquisition of DES and 24,960 unregistered shares of our common stock in connection with the settlement of our claim for indemnification from one Montage shareholder. No underwriters were used in connection with the transaction. The issuance of the securities was effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 2003, we held our Annual Meeting of Shareholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting, a statement of the number of votes cast for and against each matter and the number of abstentions. There were no broker non-votes with respect to item 1 below.

1.	To elect eight directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
L. Gregory Ballard	56,312,669	2,196,451
Ajay Chopra	57,379,340	1,129,780
J. Kim Fennell	57,394,315	1,114,805
L. William Krause	56,139,473	2,369,647
John C. Lewis	54,586,150	3,992,970
Harry Motro	54,834,406	3,674,714
Mark L. Sanders	57,398,435	1,110,685
Charles J. Vaughan	54,585,481	3,923,639

On October 31, 2003, J. Kim Fennell resigned from his positions as President and Chief Executive Officer and a member of our Board of Directors. Charles J. Vaughan, a current member of our Board of Directors, has assumed the responsibilities of interim President and Chief Executive Officer. We are currently conducting a search for a successor President and Chief Executive Officer.

2.	To ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending June 30, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
52,097,288	5,569,033	842,799	0

3.	To approve the adoption of our 2004 employee stock purchase plan.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
42,391,408	2,831,222	370,005	0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description

10.4	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors

10.71	Letter Agreement dated November 1, 2003 between Pinnacle Systems, Inc. and Charles J. Vaughan

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)

(b) Reports on Form 8-K

On October 7, 2003, we furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on October 7, 2003, we were issuing a press release and holding a conference call regarding our preliminary financial results for the three months ended September 30, 2003.

On October 9, 2003, we filed a Current Report on Form 8-K reporting under Item 5 of Form 8-K our preliminary financial results for the three months ended September 30, 2003.

On October 28, 2003, we filed and furnished a Current Report on Form 8-K reporting under Item 5 and Item 12 of Form 8-K that on October 28, 2003, we were issuing a press release and holding a conference call regarding our financial results for the three months ended September 30, 2003.

On November 3, 2003, we furnished a Current Report on Form 8-K reporting under Item 5 of Form 8-K that J. Kim Fennell had resigned as Pinnacle’s President and Chief Executive Officer, and as a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

Date: February 11, 2004

By:	/s/ CHARLES J. VAUGHAN

Charles J. Vaughan
President and Chief Executive Officer

Date: February 11, 2004

By:	/s/ ARTHUR D. CHADWICK

Arthur D. Chadwick
Vice President, Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.4	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors

10.71	Letter Agreement dated November 1, 2003 between Pinnacle Systems, Inc. and Charles J. Vaughan

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)