Form 10-Q
period 2004-03-31
PINNACLE SYSTEMS INC
filed 2004-05-13
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of May 4, 2004 was 68,804,059.

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$62,043	$62,617
Marketable securities	17,209	18,804
Accounts receivable, less allowances for doubtful accounts and returns of $4,519 and $9,077 as of March 31, 2004, and $5,204 and $6,602 as of June 30, 2003, respectively	46,374	55,958
Inventories	43,823	36,775
Prepaid expenses and other current assets	9,996	9,197

Total current assets	179,445	183,351
Restricted cash	16,850	16,890
Property and equipment, net	17,008	15,351
Goodwill	83,588	60,632
Other intangible assets, net	19,319	29,341
Other assets	7,511	5,311

	$323,721	$310,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,623	$17,146
Accrued and other liabilities	65,822	53,025
Deferred revenue	14,121	6,564

Total current liabilities	99,566	76,735
Deferred income taxes	3,881	7,826
Long-term liabilities	669	158

Total liabilities	104,116	84,719

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 68,288 and 63,388 issued and outstanding as of March 31, 2004 and June 30, 2003, respectively	372,419	337,593
Accumulated deficit	(158,420)	(115,294)
Accumulated other comprehensive income	5,606	3,858

Total shareholders’ equity	219,605	226,157

	$323,721	$310,876

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	$93,739	$88,666	$254,008	$241,741
Costs and expenses:
Cost of sales	46,862	40,845	137,342	110,408
Engineering and product development	11,065	9,722	31,440	27,269
Sales, marketing and service	28,407	24,679	81,414	66,878
General and administrative	5,944	4,787	17,421	14,391
Amortization of other intangible assets	1,508	4,331	7,090	11,081
Impairment of goodwill and other intangible assets	—	—	16,244	—
In-process research and development	—	470	2,193	470
Restructuring costs	320	—	5,338	—
Legal judgment	—	3,861	—	15,161

Total costs and expenses	94,106	88,695	298,482	245,658

Operating loss	(367)	(29)	(44,474)	(3,917)
Interest and other income (expense), net	923	211	(532)	749

Income (loss) before income taxes and cumulative effect of change in accounting principle	556	182	(45,006)	(3,168)
Income tax expense (benefit)	847	808	(1,880)	2,858

Loss before cumulative effect of change in accounting principle	(291)	(626)	(43,126)	(6,026)
Cumulative effect of change in accounting principle	—	—	—	(19,291)

Net loss	$(291)	$(626)	$(43,126)	$(25,317)

Loss per share before cumulative effect of change in accounting principle:
Basic and diluted	$0.00	$(0.01)	$(0.65)	$(0.10)

Cumulative effect per share of change in accounting principle:
Basic and diluted	$—	$—	$—	$(0.32)

Net loss per share:
Basic and diluted	$0.00	$(0.01)	$(0.65)	$(0.42)

Shares used to compute net loss per share:
Basic and diluted	68,108	62,453	66,526	60,660

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(43,126)	$(25,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,806	15,989
Provision for doubtful accounts	91	451
Stock-based compensation	629	—
Deferred taxes	(5,371)	—
Cumulative effect of change in accounting principle	—	19,291
Impairment of goodwill and other intangible assets	16,244	—
In-process research and development	2,193	470
Loss on disposal of property and equipment	738	—
Changes in operating assets and liabilities:
Accounts receivable	12,188	(8,397)
Inventories	(1,800)	(908)
Prepaid expenses and other assets	(1,108)	(1,713)
Accounts payable	370	2,088
Accrued and other liabilities	9,909	17,690
Deferred revenue	7,318	(2,110)
Long-term liabilities	(281)	—

Net cash provided by operating activities	11,800	17,534

Cash flows from investing activities:
Purchases of property and equipment	(8,701)	(4,299)
Acquisitions, net of cash acquired	(13,222)	(13,257)
Proceeds from maturity of marketable securities	1,951	7,854
Purchases of marketable securities	(355)	(15,448)

Net cash used in investing activities	(20,327)	(25,150)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,712	11,472

Net cash provided by financing activities	5,712	11,472

Effects of exchange rate changes on cash and cash equivalents	2,241	988

Net increase (decrease) in cash and cash equivalents	(574)	4,844
Cash and cash equivalents at beginning of period	62,617	80,575

Cash and cash equivalents at end of period	$62,043	$85,419

Supplemental disclosures of cash paid during the period for:
Interest	$24	$8

Income taxes	$5,367	$1,789

Non-cash transactions:
Common stock issued for acquisitions	$28,485	$17,769

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

The Company derives its revenue primarily from the sale of products, including both hardware and perpetual software licenses and, to a lesser extent, from product support and services including product support contracts, installation and training services.

The Company recognizes revenues from sales of products upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. If applicable to the sales transaction, revenue is only recorded if the revenue recognition criteria of Statement of Position 97-2, “Software Revenue Recognition,” as amended, are met.

Revenue from post-contract customer support (“PCS”) is recognized ratably over the contractual term (typically one year). Installation and training revenue is deferred and recognized as these services are performed. For systems with complex installation processes where installation is considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer’s acceptance of the products and services has been received, the acceptance period has lapsed, or a certain event, such as achievement of system “on-air” status, which contractually constitutes acceptance. For shrink-wrapped products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide this telephone support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling amounts billed to customers are included in revenue.

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, the Company reduces revenue recognized for estimated future returns, estimated funds for marketing development activities, price protection and rebates, at the time the related revenue is recorded. In order to estimate future product returns and reserves for rebates and price protection, the Company analyzes historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of its products.

Revenue from certain channel partners, who have unlimited return rights and payment that is contingent upon the product being sold through to their customers, is recognized when the products are sold through to the customer, instead of being recognized at the time products are shipped to these channel partners.

The Company records OEM licensing revenue, primarily royalties, when OEM partners ship products incorporating Pinnacle software, provided collection of such revenue is deemed probable.

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

For arrangements where undelivered services are essential to the functionality of delivered software, the Company recognizes both the product revenues and service revenues using the percentage-of-completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company follows the percentage-of-completion method when reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts using costs incurred to date as a percentage of total costs estimated to complete the contract. Costs incurred include labor costs and equipment placed in service. If the Company does not have a sufficient basis on which to measure the progress toward completion, the Company recognizes revenue using the completed-contract method, and thus recognizes revenue when the Company receives final acceptance from the customer. To the extent that there is no evidence of fair value for the support element, or a gross margin cannot otherwise be estimated since estimating the final outcome of the contract may be impractical except to assure that no loss will be incurred, the Company uses a zero estimate of profit (recognizing revenue to the extent of direct and incremental costs incurred) until such time as a gross margin can be estimated or the contract is completed. Upon contract completion, if a zero estimate of profit was used due to a lack of fair value for support, the profit for the contract will be recognized on a straight-line basis over the support contract period, commonly 12 to 24 months for contracts of this type.

Deferred revenue includes PCS (support) revenue and invoiced fees from arrangements where revenue recognition criteria are not yet met.

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

The Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that its goodwill was impaired, as the carrying value of one of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003 to reduce the carrying amount of its goodwill. As of June 30, 2003 and March 31, 2004, the Company had approximately $60.6 million and approximately $83.6 million of goodwill, respectively. (See Note 6).

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

The Company restructured its consumer and audio business, which is part of the Business and Consumer segment, during the three months ended December 31, 2003, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, the Company concluded that its amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003 to reduce the carrying amount of its intangible assets. The $10.3 million impairment loss related entirely to our Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. The Company recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of its amortizable intangible assets. As of June 30, 2003 and March 31, 2004, the Company had approximately $29.3 million and approximately $19.3 million of other intangible assets, respectively. (See Note 6).

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss:
As reported	$(291)	$(626)	$(43,126)	$(25,317)
Add: stock-based employee compensation expense included in reported net income, net of tax	32	—	628	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(4,202)	(4,813)	(13,341)	(14,119)

Pro forma, including stock-based compensation	$(4,461)	$(5,439)	$(55,839)	$(39,436)

Net loss per share:
Basic and diluted - As reported	$(0.00)	$(0.01)	$(0.65)	$(0.42)
Basic and diluted - Pro forma, including stock-based compensation	$(0.07)	$(0.09)	$(0.84)	$(0.65)

Shares used to compute net loss per share:
Basic and diluted	68,108	62,453	66,526	60,660

The fair value of stock options granted using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended March 31, 2004: volatility of 138%, no expected dividends, an average risk-free interest rate of 2.8% and an average expected option term of 3.2 years. The fair value of stock options granted using the Black-Scholes option-pricing model were estimated using the following assumptions for the three months ended March 31, 2003: volatility of 85%, no expected dividends, an average risk-free interest rate of 2.7% and an average expected option term of 3.2 years. The weighted average fair value of options granted for the three months ended March 31, 2004 and 2003 was $6.21 and $6.10, respectively.

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

The fair value of employees’ stock purchase rights under the 1994 employee stock purchase plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended March 31, 2004: volatility of 138%, no expected dividends, an average risk-free interest rate of 1.46% and an average expected option term of 0.5 years. The fair value of employees’ stock purchase rights under the employee purchase plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended March 31, 2003: volatility of 85%, no expected dividends, an average risk-free interest rate of 1.47% and an average expected option term of 0.5 years.

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

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No, 104 “ Revenue Recognition” which codifies, revises and rescinds certain sections of SAB No. 101, “ Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table sets forth the common shares that were excluded from the diluted loss per share computations because either the exercise price of the securities exceeded the average fair value of the Company’s common stock or the Company had net losses before cumulative effect of change in accounting principle, and therefore, these securities were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Potentially dilutive securities:
Employee stock options	9,737,600	5,972,969	10,194,361	8,428,905

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

3. Comprehensive Income (Loss)

The Company’s comprehensive income (loss) includes net loss, unrealized gain (loss) on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)
Net loss	$(291)	$(626)	$(43,126)	$(25,317)
Unrealized gain (loss) on available-for-sale investments	5	—	(55)	—
Foreign currency translation adjustment	(1,768)	1,202	1,803	4,307

Comprehensive income (loss)	$(2,054)	$576	$(41,378)	$(21,010)

4. Inventories

As of March 31, 2004 and June 30, 2003, inventories were comprised of the following:

	As of March 31, 2004	As of June 30, 2003
	(In thousands)
Raw materials	$9,334	$9,594
Work in process	11,549	12,599
Finished goods	22,940	14,582

Total	$43,823	$36,775

The finished goods inventory included approximately $6.0 million as of March 31, 2004 and approximately $2.0 million as of June 30, 2003 located at customer sites related to deferred revenue.

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

The purchase price was approximately $24.0 million, of which approximately $2.0 million was subsequently paid in cash on November 7, 2003, $7.7 million was subsequently paid in cash on December 11, 2003, and approximately $13.9 million represents the value of the 1,866,851 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a period of two days prior to and two days after the date the terms were agreed to and announced. The amount of shares issued was calculated based on the average closing price of the shares on NASDAQ for thirty consecutive days ending on the date three business days prior to the July 25, 2003 closing date. The $2.0 million cash payment related to purchase price adjustments for inventory and backlog. The Company also incurred approximately $0.4 million in transaction costs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $12.4 million higher than the fair value of the net identifiable acquired assets. The Company recorded this $12.4 million amount as goodwill at the acquisition date. The results of the operations for the business acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc. have been included in the Company’s consolidated financial statements since the acquisition date.

According to the terms of the Asset Purchase Agreement, the Company made an additional cash payment of $7.7 million on December 11, 2003 to SCM Microsystems, Inc. and Dazzle Multimedia, Inc. as an adjustment to the market price at which the Company’s common stock was issued relative to the market price at which the stock was sold.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$2,700
Identifiable intangible assets	7,466
In-process research and development	2,193
Goodwill	12,415

Total assets acquired	24,774
Current liabilities assumed	(823)

Net assets acquired	$23,951

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

(c) Pro Forma Financial Information for Acquisitions (unaudited)

The following unaudited pro forma financial information presents the results of operations for the three months and nine months ended March 31, 2004 and 2003, as if the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 occurred at the beginning of fiscal 2004 and 2003. The pro forma financial information excludes charges for acquired in-process research and development. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisitions had taken place at the beginning of fiscal 2004 and 2003 or of future operating results.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net sales	$93,739	$93,248	$255,535	$255,488
Net income (loss)	$(291)	$166	$(42,862)	$(22,942)

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.00	$(0.64)	$(0.38)

Shares used to compute net loss per share:
Basic and diluted	68,108	62,453	66,526	60,660

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

During the three months ended March 31, 2003, the Company recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

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

The Company performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of its reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the nine months ended March 31, 2003 in the accompanying consolidated statements of operations.

The Company performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired.

During the three months ended December 31, 2003, the Company re-assessed its business plan and revised the operating cash flows for each of its reporting units, which triggered an interim impairment analysis of goodwill.

The Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that its goodwill was impaired, as the carrying value of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003 to reduce the carrying amount of its goodwill. As of June 30, 2003 and March 31, 2004, the Company had approximately $60.6 million and approximately $83.6 million of goodwill, respectively.

The Company restructured its consumer and audio business, which is part of the Business and Consumer segment, during the three months ended December 31, 2003, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, the Company concluded that its amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to the Company’s Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. The Company recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of its amortizable intangible assets. As of June 30, 2003 and March 31, 2004, the Company had approximately $29.3 million and approximately $19.3 million of other intangible assets, respectively.

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

A summary of changes in the Company’s goodwill during the nine months ended March 31, 2004 by business segment is as follows (in thousands):

Goodwill	Broadcast and Professional Division	Business and Consumer Division	Total
Net carrying amount as of June 30, 2003	$29,482	$31,150	$60,632
Goodwill acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc.	—	12,415	12,415
Goodwill acquired from Jungle KK	—	3,435	3,435
Reduction to goodwill acquired from Steinberg Media Technologies AG	—	(820)	(820)
Additional goodwill acquired from Digital Editing Services (DES)	11,569	—	11,569
Additional goodwill acquired from The Montage Group, Ltd (Montage)	230	—	230
Goodwill impairment charge	(5,950)	—	(5,950)
Foreign currency translation	—	2,077	2,077

Net carrying amount as of March 31, 2004	$35,331	$48,257	$83,588

In December 2003, the Company reduced its estimated accrual for lease obligations related to its acquisition of Steinberg Media Technologies in January 2003 by $0.8 million, which was accounted for as a decrease to both goodwill and accrued liabilities. In December 2003, the Company issued 1,452,929 shares in connection with the settlement of the DES earnout, which was accounted for as a $11.6 million increase to both goodwill and common stock. In December 2003, the Company issued 24,960 shares in connection with the settlement of the Company’s claim for indemnification from one Montage shareholder, which was accounted for as a $0.2 million increase to both goodwill and common stock.

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of March 31, 2004
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$56,106	$(42,249)	$13,857
Trademarks and trade names	12,994	(9,308)	3,686
Customer-related intangibles	12,281	(10,513)	1,768
Other amortizable intangibles	3,857	(3,849)	8

Total	$85,238	$(65,919)	$19,319

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

	As of June 30, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$54,798	$(37,719)	$17,079
Trademarks and trade names	10,219	(7,977)	2,242
Customer-related intangibles	18,756	(8,791)	9,965
Assembled workforce	2,750	(2,741)	9
Other amortizable intangibles	3,857	(3,811)	46

Total	$90,380	$(61,039)	$29,341

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Amortization of Other Intangible Assets	2004	2003	2004	2003
Core/developed technology	$1,089	$2,838	$4,259	$7,438
Trademarks and trade names	251	426	1,294	1,215
Customer-related intangibles	155	924	1,489	1,915
Other amortizable intangibles	13	143	48	513

Total	$1,508	$4,331	$7,090	$11,081

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortization Expense
For the three-month period April 1, 2004 through June 30, 2004	$1,483

For the fiscal years ending June 30:
2005	5,900
2006	4,634
2007	4,213
2008	2,966
Thereafter	123

Total	$19,319

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

The following is a summary of the Company’s operations by operating segment for the three months and nine months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Broadcast and Professional:
Net sales	$34,830	$35,602	$100,032	$105,142
Costs and expenses:
Cost of sales	15,016	14,721	44,513	43,540
Engineering and product development	5,995	5,694	16,993	17,758
Sales, marketing and service	12,218	10,175	35,125	29,971
General and administrative	2,401	2,272	8,189	7,589
Amortization of other intangible assets	434	2,373	1,312	7,602
Impairment of goodwill	—	—	5,950	—
Restructuring costs	160	—	2,193	—
Legal judgment	—	3,861	—	15,161

Total costs and expenses	36,224	39,096	114,275	121,621

Operating loss	$(1,394)	$(3,494)	$(14,243)	$(16,479)

Business and Consumer:
Net sales	$58,909	$53,064	$153,976	$136,599
Costs and expenses:
Cost of sales	31,846	26,124	92,829	66,868
Engineering and product development	5,070	4,028	14,447	9,511
Sales, marketing and service	16,189	14,504	46,289	36,907
General and administrative	3,543	2,515	9,232	6,802
Amortization of other intangible assets	1,074	1,958	5,778	3,479
Impairment of other intangible assets	—	—	10,294	—
Restructuring costs	160	—	3,145	—
In-process research and development	—	470	2,193	470

Total costs and expenses	57,882	49,599	184,207	124,037

Operating income (loss)	$1,027	$3,465	$(30,231)	$12,562

Combined:
Net sales	$93,739	$88,666	$254,008	$241,741
Costs and expenses:
Cost of sales	46,862	40,845	137,342	110,408
Engineering and product development	11,065	9,722	31,440	27,269
Sales, marketing and service	28,407	24,679	81,414	66,878
General and administrative	5,944	4,787	17,421	14,391
Amortization of other intangible assets	1,508	4,331	7,090	11,081
Impairment of goodwill and other intangible assets	—	—	16,244	—
Restructuring costs	320	—	5,338	—
In-process research and development	—	470	2,193	470
Legal judgment	—	3,861	—	15,161

Total costs and expenses	94,106	88,695	298,482	245,658

Operating loss	$(367)	$(29)	$(44,474)	$(3,917)

The Company markets its products globally through its network of sales personnel, dealers, distributors, retailers and subsidiaries. Export sales account for a significant portion of the Company’s net sales. Foreign sales are reported based on the sale destination. The following table presents a summary of net sales by geographic region for the three months and nine months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Nine Months Ended March 31,
Net Sales by Geographic Region	2004	2003	2004	2003
	(In thousands)
United States	$35,815	$37,680	$83,070	$101,018
United Kingdom, Ireland	4,145	4,894	12,924	14,388
Germany	11,271	10,951	31,620	27,305
France	5,769	5,479	17,236	15,135
Spain, Italy, Benelux	10,171	7,607	26,703	21,091
Japan, China, Hong Kong, Singapore, Korea, Australia	9,442	9,010	31,620	24,427
Other foreign countries	17,126	13,045	50,835	38,377

Total	$93,739	$88,666	$254,008	$241,741

8. Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Three-Month Period:
April 1, 2004 through June 30, 2004	$1,433
For the Fiscal Years Ending June 30,
2005	5,086
2006	3,349
2007	2,576
2008	1,844
Thereafter	929

Total	$15,217

The lease obligation remaining for the current fiscal year 2004 represents only a three-month period from April 1, 2004 through June 30, 2004. The lease obligation disclosure above represents a four-year and three-month period from April 1, 2004 through June 30, 2008 and any lease obligations thereafter.

Customer Indemnification

From time to time, the Company agrees to indemnify its customers against liability if its products infringe a third party’s intellectual property rights. As of March 31, 2004, the Company was not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

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

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture its products for sale. The Company places POs with its vendors on an ongoing basis based on its internal sales forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of March 31, 2004, the amount of outstanding POs was approximately $28.6 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Foreign Exchange Contracts

As of March 31, 2004, the Company had forward contracts to sell 15 million Euros at an average rate of 1.167. All forward contracts have durations of less than 12 months. As of March 31, 2004, the carrying amount of the forward contracts approximated the fair value.

Legal Actions

In September 2003, the Company was served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with the Company’s acquisition of certain assets of Dazzle, the Company tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. The Company believes the complaint is without merit and intends vigorously to defend the action, but there can be no assurance that we will prevail. Pursuant to the SCM/Dazzle Asset Purchase Agreement, the Company is seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. SCM and Dazzle, in turn, are seeking indemnification from the Company for all or part of the damages and expenses incurred by them to defend such claims. Although the Company believes that it is entitled to indemnification in whole or in part for any damages and costs of defense and that SCM and Dazzle’s claim for indemnification is without merit, there can be no assurance that the Company will recover all or a portion of any damages assessed or expenses incurred. In addition, the adjudication of the Company’s and SCM’s and Dazzle’s claims for indemnification may be a time-consuming and protracted process.

In October 2002, the Company filed a claim against XOS Technologies, its principals, and certain former employees of the Company and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleges misappropriation of the Company’s trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against the Company, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. The Company believes the counterclaims are without merit and intends vigorously to defend the action. The Company moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. The Company again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Subsequently, the Company and the individual defendants entered into a settlement agreement, whereby the Company dismissed the action as against the individual defendants. A jury trial on the Company claims commenced January 20, 2004, and the jury rendered a verdict in favor of XOS on the Company’s trade secret misappropriation claim. No trial date has been set for XOS Technologies’ counterclaims.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage)

and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003, which will expire on April 11, 2005, for $16.9 million. The Company filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. The Company has not yet received a decision from the court. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim and has provided notice of such claim to the former shareholders. The Company has entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, the Company has retained approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, the Company is obligated to refund the difference in cash to such shareholder. Although the Company believes it is also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim, and is contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that the Company will recover all or a portion of these damages. The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems, Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. On May 4, 2004, the defendants filed a petition to remove the case to the U.S. District Court for the Middle District of Florida, and the case was assigned Case No. 04-CV-1010. The 2004 Athle-Tech Claim essentially alleges the same causes of action as the original Athle-Tech Claim but seeks additional damages. More particularly, the complaint alleges that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) that DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) that the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. The Company believes the complaint is barred by the judgment in the Athle-Tech Claim and is without merit, and the Company intends vigorously to defend the action. There can be, however, no assurance that the Company will prevail in defending the action. In addition, the adjudication of both the 2004 Athle-Tech Claim and the Company’s claim for indemnification may be time-consuming and protracted.

In March 2000, the Company acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of our common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, the Company entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, the Company determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. The arbitrator in the case ruled that an earnout was payable. The arbitrator’s ruling, along with a settlement agreement with one former DES shareholder, required that the Company issue 1,452,929 shares of our common stock to the former shareholders of DES. Those shares were issued in December 2003. The DES shareholders also asserted a claim for interest on the earnout payment, and in February 2004 the Company issued an additional 275,167 shares of our common stock in settlement of such claim. In connection with this interest liability, the Company recorded interest expense of approximately $2.1 million during the three months ended December 31, 2003.

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

9. Restructuring

During the three months ended December 31, 2003, the Company implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. The Company also exited certain leased facilities in New Jersey and terminated a total of 77 of its employees worldwide, 37 of whom were located in the U.S. and 40 of whom were located in Europe. The Company is currently in the process of evaluating whether to vacate excess leased space in both U.S and European locations, and therefore may incur additional restructuring costs in the next three to six months.

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

During the three months ended March 31, 2004, the Company recorded restructuring costs of approximately $0.3 million for severance and benefits.

The following table summarizes the accrued restructuring balances as of December 31, 2003:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Costs incurred	$3,801	$1,217	$5,018
Cash payments	(1,166)	(94)	(1,260)
Non-cash settlements	(—)	(37)	(37)

Balance as of December 31, 2003	$2,635	$1,086	$3,721

The following table summarizes the accrued restructuring balances as of March 31, 2004:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Balance as of December 31, 2003	$2,635	$1,086	$3,721
Costs incurred	320	—	320
Cash payments	(1,369)	(71)	(1,440)
Non-cash settlements	(596)	(94)	(690)

Balance as of March 31, 2004	$990	$921	$1,911

The Company’s accrual as of March 31, 2004 for severance and benefits will be paid over the next few years through July 1, 2006. The Company’s accrual as of March 31, 2004 for leased facilities will be paid over their respective lease terms through August 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: any projections regarding changes in business terms and conditions with several of our Business and Consumer division channel partners in the United States; changes in our management transition matters and organizational structure; operating results; sales; cost of sales; sales, marketing and service expenses; general and administrative expenses; restructuring costs; cash and cash equivalent balances; cash flow from operations; operating activities; contractual obligations; and critical accounting estimates.

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

Until recently, we were organized into two divisions: (1) Broadcast and Professional and (2) Business and Consumer. In May 2004, we announced a new management structure, reorganizing ourselves away from the divisional structure to a functional structure. Under the functional structure, the organization will comprise of an eight member executive team responsible for various functional areas and reporting to the Chairman, President and Chief Executive Officer, Patti S. Hart. In addition, we are organizing our sales organization around three main geographic regions: the Americas and Japan; Europe, Middle East and Africa; and Asia Pacific. Each regional team will be lead by a senior vice president of sales.

RESULTS OF OPERATIONS

Overview

Our overall net sales for the three months ended March 31, 2004 were $93.7 million, an increase of 5.7% compared to the same period last year. Sales in the Business and Consumer division increased 11.0% in the three months ended March 31, 2004, compared to the same period last year, due to strong sales in both Europe and the U.S., which was primarily due to the introduction of our Studio 9 product. During the three months ended March 31, 2004, sales were also augmented by the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar, since a significant portion of our Business and Consumer sales were generated from Europe and denominated in the EURO currency. Sales in our Broadcast and Professional division decreased 2.2% in the three months ended March 31, 2004, compared to the same period last year, which was primarily due to lower OEM sales. A majority of our overall net sales were generated outside of the United States during the three months ended March 31, 2004: 46% of sales in Europe, 12% of sales in Asia and 42% of sales in the Americas.

Our net loss for the three months ended March 31, 2004 was $0.3 million, or $0.00 per share. Our cash, restricted cash, and short-term securities balance decreased by $2.2 million during the nine months ended March 31, 2004, from $98.3 million as of June 30, 2003 to $96.1 million as of March 31, 2004. During the nine months ended March 31, 2004, we made cash payments for acquisitions totaling $13.3 million, including cash payments of $9.7 million to SCM Microsystems, Inc. related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., and a cash payment of $3.6 million to Jungle KK related to the acquisition of a 95% interest in Jungle KK.

Change in Business Terms and Conditions

During the three months ended December 31, 2003, we changed certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division. We made similar changes to certain terms and conditions with a few more of our channel partners in the United States during the three months ending March 31, 2004. We do not anticipate changes in business terms and conditions for our remaining channel partners in the United States. The revised business terms and conditions include unlimited stock rotation rights and payment that is contingent upon the product sold through to their customers. As a result of these revised business terms and conditions, instead of recognizing revenue at the time products were shipped to these channel partners, we recognized this revenue when the products were sold through to the customer. This was a change in business terms and conditions and was not a change in accounting policy. This resulted in a decrease in our Business and Consumer net sales during the three months ended December 31, 2003 and during the three months ended March 31, 2004, compared to what the revenue would have been had we not made these changes to our business terms and conditions. The impact of this change in business terms and conditions during the three months ended December 31, 2003 was a decrease of approximately $5.0 million to Business and Consumer net sales, an increase of approximately $2.5 million to our net loss, a decrease to our accounts receivable of approximately $2.3 million, and an increase to our inventory of approximately $2.5 million. The impact of this change in business terms and conditions during the three months ended March 31, 2004 was a decrease of approximately $2.7 million to Business and Consumer net sales, an increase of approximately $1.4 million to our net loss, a decrease to our accounts receivable of approximately $1.4 million, and an increase to our inventory of approximately $1.3 million.

Net Sales

Overall net sales increased 5.7% from $88.7 million in the three months ended March 31, 2003 to $93.7 million in the three months ended March 31, 2004. Overall net sales increased 5.1% from $241.7 million in the nine months ended March 31, 2003 to $254.0 million in the nine months ended March 31, 2004.

In the three months ended March 31, 2004, the Business and Consumer division represented 62.8% of our total sales, while the Broadcast and Professional division represented 37.2% of our total sales in the same period. In the three months ended March 31, 2003, the Business and Consumer division represented 59.8% of our total sales, while the Broadcast and Professional division represented 40.2% of our total sales in the same period.

In the nine months ended March 31, 2004, the Business and Consumer division represented 60.6% of our total sales, while the Broadcast and Professional division represented 39.4% of our total sales in the same period. In the nine months ended March 31, 2003, the Business and Consumer division represented 56.5% of our total sales, while the Broadcast and Professional division represented 43.5% of our total sales in the same period.

The following is a summary of net sales by division (in thousands):

Net Sales by Division	Three Months Ended March 31:				% Change
	2004	% of Net Sales	2003	% of Net Sales
Business and Consumer	$58,909	62.8%	$53,064	59.8%	11.0%
Broadcast and Professional	34,830	37.2%	35,602	40.2%	(2.2)%

Total	$93,739	100.0%	$88,666	100.0%	5.7%

	Nine Months Ended March 31:				% Change
Net Sales by Division	2004	% of Net Sales	2003	% of Net Sales
Business and Consumer	$153,976	60.6%	$136,599	56.5%	12.7%
Broadcast and Professional	100,032	39.4%	105,142	43.5%	(4.9)%

Total	$254,008	100.0%	$241,741	100.0%	5.1%

In the Business and Consumer division, net sales increased 11.0% from $53.1 million in the three months ended March 31, 2003 to $58.9 million in the three months ended March 31, 2004. This Business and Consumer sales increase was primarily due to the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003, the release of our MovieBox product and the release of our Studio 9 version product. In addition, our Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency. These sales increases were partially offset by decreased sales of our Instant product, as well as decreased sales due to the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, compared to what the revenue would have been had we not made these changes to our business terms and conditions.

In the Business and Consumer division, net sales increased 12.7% from $136.6 million in the nine months ended March 31, 2003 to $154.0 million in the nine months ended March 31, 2004. This Business and Consumer sales increase was primarily due to the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003, the release of our MovieBox product and the release of our ShowCenter product. In addition, our Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency. These sales increases were partially offset by decreased sales of our ProOne product, as well as decreased sales due to the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, compared to what the revenue would have been had we not made these changes to our business terms and conditions.

In the Broadcast and Professional division, net sales decreased 2.2% from $35.6 million in the three months ended March 31, 2003 to $34.8 million in the three months ended March 31, 2004. In the Broadcast and Professional division, net sales decreased 4.9% from $105.1 million in the nine months ended March 31, 2003 to $100.0 million in the nine months ended March 31, 2004. The Broadcast and Professional sales decrease was primarily due to lower OEM sales, which were mostly offset by an increase in support revenue.

Deferred revenue increased 115.1% from $6.6 million as of June 30, 2003 to $14.1 million as of March 31, 2004. This increase in deferred revenue was due to an increase in support revenue from our team sports systems that were billed on July 1, 2003 but recognized ratably over the support period, generally one year. The increase in deferred revenue was also attributable to the change of certain business terms and conditions with several of our channel partners in the United States in the Business and Consumer division.

The following is a summary of net sales by region (in thousands):

	Three Months Ended March 31:				% Change
Net Sales by Region	2004	% of Net Sales	2003	% of Net Sales
North America	$39,202	41.8%	$38,370	43.3%	2.2%
International	54,537	58.2%	50,296	56.7%	8.4%

Total	$93,739	100.0%	$88,666	100.0%	5.7%

	Nine Months Ended March 31:				% Change
Net Sales by Region	2004	% of Net Sales	2003	% of Net Sales
North America	$92,211	36.3%	$103,825	42.9%	(11.2)%
International	161,797	63.7%	137,916	57.1%	17.3%

Total	$254,008	100.0%	$241,741	100.0%	5.1%

For the three months ended March 31, 2004 and March 31, 2003, North America sales represented 41.8% and 43.3% of our net sales, respectively, while international sales (sales outside of North America) represented 58.2% and 56.7% of our net sales, respectively. For the nine months ended March 31, 2004 and March 31, 2003, North America sales represented 36.3% and 42.9% of our net sales, respectively, while international sales (sales outside of North America) represented 63.7% and 57.1% of our net sales, respectively. We expect that international sales will continue to represent a significant portion of our total net sales. As a result, net sales and expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies, primarily the EURO.

North American sales increased 2.2% from $38.4 million in the three months ended March 31, 2003 to $39.2 million in the three months ended March 31, 2004. This North American sales increase was primarily due to the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003, and the release of our Studio 9 version product, which were partially offset by decreased OEM sales and decreased sales from the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, compared to what the revenue would have been had we not made these changes to our business terms and conditions.

North American sales decreased 11.2% from $103.8 million in the nine months ended March 31, 2003 to $92.2 million in the nine months ended March 31, 2004. This North American sales decrease was primarily due to decreased sales of our OEM business and decreased sales from the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, compared to what the revenue would have been had we not made these changes to our business terms and conditions. This sales decrease was partially offset by increased sales from the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003.

International sales increased 8.4% from $50.3 million in the three months ended March 31, 2003 to $54.5 million in the three months ended March 31, 2004. This international sales increase was primarily due to the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003, the release of our MovieBox product and the release of our Studio 9 version product. In addition, our Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency.

International sales increased 17.3% from $137.9 million in the nine months ended March 31, 2003 to $161.8 million in the nine months ended March 31, 2004. This international sales increase was primarily due to the addition of product lines acquired from SCM Microsystems Inc. and Dazzle Multimedia Inc. in July 2003, the release of our MovieBox product and the release of our ShowCenter product. In addition, our Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the EURO against the U.S dollar, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency.

Our sales were relatively linear throughout the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. Although our sales were relatively linear throughout the second and third quarters of fiscal 2004, our sales may not be relatively linear throughout the remaining fourth quarter of fiscal 2004. In addition, economic uncertainty, seasonality of our business, or the introduction of new products at the end of a given quarter could require us to recognize a substantial portion of our revenues in the last month or weeks of a given quarter. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter.

Cost of Sales

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Cost of sales	$46,862	$40,845	14.7%	$137,342	$110,408	24.4%
As a percentage of net sales	50.0%	46.1%		54.1%	45.7%

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

Our total cost of sales increased 14.7% from $40.8 million in the three months ended March 31, 2003 to $46.9 million in the three months ended March 31, 2004. Our total cost of sales increased 24.4% from $110.4 million in the nine months ended March 31, 2003 to $137.3 million in the nine months ended March 31, 2004. As a percentage of total net sales, total cost of sales increased from 46.1% in the three months ended March 31, 2003 to 50.0% in the three months ended March 31, 2004. As a percentage of total net sales, total cost of sales increased from 45.7% in the nine months ended March 31, 2003 to 54.1% in the nine months ended March 31, 2004. Certain royalty expenses of $3.8 million were included in our cost of sales for the nine months ended March 31, 2004. The $3.8 million of royalty expenses were recorded during the three months ended December 31, 2003 in our Business and Consumer division. The overall increase in our total cost of sales, as a percentage of total net sales, for the three months and nine months ended March 31, 2004 compared to the three months and nine months ended March 31, 2003, was due to increased cost of sales, as a percentage of net sales, in both the Business and Consumer division and the Broadcast and Professional division.

Business and Consumer cost of sales increased 21.9% from $26.1 million in the three months ended March 31, 2003 to $31.8 million in the three months ended March 31, 2004. Business and Consumer cost of sales increased 38.8% from $66.9 million in the nine months ended March 31, 2003 to $92.8 million in the nine months ended March 31, 2004. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales increased from 49.2% in the three months ended March 31, 2003 to 54.1% in the three months ended March 31, 2004. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales increased from 49.0% in the nine months ended March 31, 2003 to 60.3% in the nine months ended March 31, 2004. Certain royalty expenses of $3.8 million were included in our cost of sales for the nine months ended March 31, 2004. The $3.8 million of royalty expenses were recorded during the three months ended December 31, 2003 in our Business and Consumer division. The increase in Business and Consumer cost of sales was primarily due to increased sales for the three months and nine months ended March 31, 2004 compared to March 31, 2003, as well as an increase in certain royalty expenses and the scrapping of products resulting from product transitions. In addition, our Business and Consumer cost of sales increased due to the unfavorable currency impact resulting from the strengthening of the EURO against the U.S dollar, since a portion of our Business and Consumer products were procured in Europe and denominated in the EURO currency. Our Business and Consumer cost of sales will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies, primarily the EURO. Our Business and Consumer cost of sales may fluctuate in the future based on the mix of hardware and software products sold.

Broadcast and Professional cost of sales increased 2.0% from $14.7 million in the three months ended March 31, 2003 to $15.0 million in the three months ended March 31, 2004. Broadcast and Professional cost of sales increased 2.2% from $43.5 million in the nine months ended March 31, 2003 to $44.5 million in the nine months ended March 31, 2004. As a percentage of Broadcast and Professional net sales, our Broadcast and Professional cost of sales increased from 41.3% in the three months ended March 31, 2003 to 43.1% in the three months ended March 31, 2004. As a percentage of Broadcast and

Professional net sales, our Broadcast and Professional cost of sales increased from 41.4% in the nine months ended March 31, 2003 to 44.5% in the nine months ended March 31, 2004. The increase in Broadcast and Professional cost of sales was primarily due to the write down of certain obsolete inventory, which was partially offset by lower material costs.

Engineering and Product Development

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2004	2003		2004	2003
Engineering and product development expenses	$11,065	$9,722	13.8%	$31,440	$27,269	15.3%
As a percentage of net sales	11.8%	11.0%		12.4%	11.3%

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

Engineering and product development expenses increased 13.8% from $9.7 million in the three months ended March 31, 2003 to $11.1 million in the three months ended March 31, 2004. As a percentage of net sales, engineering and product development expenses increased from 11.0% in the three months ended March 31, 2003 to 11.8% in the three months ended March 31, 2004. This increase in engineering and product development expenses was primarily due to higher costs associated with the development of new products.

Engineering and product development expenses increased 15.3% from $27.3 million in the nine months ended March 31, 2003 to $31.4 million in the nine months ended March 31, 2004. As a percentage of net sales, engineering and product development expenses increased from 11.3% in the nine months ended March 31, 2003 to 12.4% in the nine months ended March 31, 2004. This increase in engineering and product development expenses was primarily due to increased headcount related to our acquisitions of Steinberg Media Technologies AG in January 2003 and higher costs associated with the development of new products.

Sales, Marketing and Service

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2004	2003		2004	2003
Sales, marketing and service expenses	$28,407	$24,679	15.1%	$81,414	$66,878	21.7%
As a percentage of net sales	30.3%	27.8%		32.1%	27.7%

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

Sales, marketing and service expenses increased 15.1% from $24.7 million in the three months ended March 31, 2003 to $28.4 million in the three months ended March 31, 2004. As a percentage of net sales, sales, marketing and service expenses increased from 27.8% in the three months ended March 31, 2003 to 30.3% in the three months ended March 31, 2004. This increase in sales, marketing and service expenses was primarily due to increased headcount related to our acquisition of Jungle KK in July 2003. In addition, our Business and Consumer sales, marketing and service expenses increased due to the unfavorable currency impact resulting from the strengthening of the EURO against the U.S dollar during the three months ended March 31, 2004, compared to the same period last year, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency.

Sales, marketing and service expenses increased 21.7% from $66.9 million in the nine months ended March 31, 2003 to $81.4 million in the nine months ended March 31, 2004. As a percentage of net sales, sales, marketing and service expenses increased from 27.7% in the nine months ended March 31, 2003 to 32.1% in the nine months ended March 31, 2004. This increase in sales, marketing and service expenses was primarily due to increased headcount related to our acquisitions of Jungle KK in July 2003 and Steinberg Media Technologies AG in January 2003, as well as higher marketing costs associated with the launch of our new products. In addition, our Business and Consumer sales, marketing and service expenses increased due to the unfavorable currency impact resulting from the strengthening of the EURO against the U.S dollar during the nine months ended March 31, 2004, compared to the same period last year, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the EURO currency.

Our Business and Consumer sales, marketing and service expenses will continue to be affected by changes in the relative strength of the United States dollar against certain major international currencies, primarily the EURO.

General and Administrative

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
General and administrative expenses	$5,944	$4,787	24.2%	$17,421	$14,391	21.0%
As a percentage of net sales	6.3%	5.4%		6.9%	6.0%

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal, accounting and consulting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses.

General and administrative expenses increased 24.2% from $4.8 million in the three months ended March 31, 2003 to $5.9 million in the three months ended March 31, 2004. As a percentage of net sales, general and administrative expenses increased from 5.4% in the three months ended March 31, 2003 to 6.3% in the three months ended March 31, 2004. This increase in general and administrative expenses was primarily due to higher legal fees related to the DES earnout arbitration and the XOS Technologies claim, as well as higher accounting and consulting fees.

General and administrative expenses increased 21.0% from $14.4 million in the nine months ended March 31, 2003 to $17.4 million in the nine months ended March 31, 2004. As a percentage of net sales, general and administrative expenses increased from 6.0% in the nine months ended March 31, 2003 to 6.9% in the nine months ended March 31, 2004. This increase in general and administrative expenses was primarily due to higher legal fees related to the DES earnout arbitration and the XOS Technologies claim, higher accounting and consulting fees, and additional general and administrative expenses that resulted from the acquisition of Steinberg Media Technologies AG in January 2003.

We expect to continue to incur significant legal fees, since we currently have several pending legal matters. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Amortization of Other Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Amortization of other intangible assets	$1,508	$4,331	(65.2)%	$7,090	$11,081	(36.0)%
As a percentage of net sales	1.6%	4.9%		2.8%	4.6%

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

The amortization of our intangible assets decreased 65.2% from $4.3 million in the three months ended March 31, 2003 to $1.5 million in the three months ended March 31, 2004. As a percentage of net sales, the amortization of our intangible assets decreased from 4.9% in the three months ended March 31, 2003 to 1.6% in the three months ended March 31, 2004. This decrease in amortization was primarily due to the impairment charge of $10.3 million for amortizable intangible assets that we recorded during the three months ended December 31, 2003, which lowered the carrying amount of our intangible assets, as well as several intangible assets that became fully amortized. This decrease was partially offset by an increase in intangible amortization resulting from the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003, and the acquisition of a 95% interest in Jungle KK in July 2003.

The amortization of our intangible assets decreased 36.0% from $11.1 million in the nine months ended March 31, 2003 to $7.1 million in the nine months ended March 31, 2004. As a percentage of net sales, the amortization of our intangible assets decreased from 4.6% in the nine months ended March 31, 2003 to 2.8% in the nine months ended March 31, 2004. This decrease in amortization was primarily due to the impairment charge of $10.3 million for amortizable intangible assets that we recorded during the three months ended December 31, 2003, which lowered the carrying amount of our intangible assets, as well as several intangible assets that became fully amortized. This decrease was partially offset by an increase in intangible amortization resulting from the acquisition of Steinberg Media Technologies AG in January 2003, the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003, and the acquisition of a 95% interest in Jungle KK in July 2003.

Impairment of Goodwill and Other Intangible Assets

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Impairment of goodwill and other intangible assets	$—	$—	—%	$16,244	$—	100.0%
As a percentage of net sales	—%	—%		6.4%	—%

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

Restructuring Costs

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Restructuring costs	$320	$—	100.0%	$5,338	$—	100.0%
As a percentage of net sales	—%	—%	—	—%	—%

During the three months ended December 31, 2003, we implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. We also exited certain leased facilities in New Jersey, and terminated a total of 77 of our employees worldwide, 37 of whom were located in the U.S. and 40 of whom were located in Europe. We are currently in the process of evaluating whether to vacate excess leased space in both U.S and European locations, and therefore, may incur additional restructuring costs in the next three to six months.

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

On October 31, 2003, J. Kim Fennell resigned from his positions as President and Chief Executive Officer and a member of our Board of Directors. On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, and President and Chief Executive Officer, replacing Charles J. Vaughan who had served as interim President and Chief Executive Officer from November 2003 through February 2004 and replacing Mark L. Sanders who held the position of Chairman of the Board of Directors from July 2002 through February 2004. Charles J. Vaughan and Mark L. Sanders continue to serve on the Board of Directors.

During the three months ended March 31, 2004, the Company recorded restructuring costs of approximately $0.3 million for severance and benefits.

The following table summarizes the accrued restructuring balances as of December 31, 2003:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Costs incurred	$3,801	$1,217	$5,018
Cash payments	(1,166)	(94)	(1,260)
Non-cash settlements	(—)	(37)	(37)

Balance as of December 31, 2003	$2,635	$1,086	$3,721

The following table summarizes the accrued restructuring balances as of March 31, 2004:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Balance as of December 31, 2003	$2,635	$1,086	$3,721

Costs incurred	320	—	320
Cash payments	(1,369)	(71)	(1,440)
Non-cash settlements	(596)	(94)	(690)

Balance as of March 31, 2004	$990	$921	$1,911

Our accrual as of March 31, 2004 for severance and benefits will be paid over the next few years through July 1, 2006. Our accrual as of March 31, 2004 for leased facilities will be paid over their respective lease terms through August 2006.

Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates were made. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods.

In-Process Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
In-process research and development costs	$—	$470	(100.0)%	$2,193	$470	366.6%
As a percentage of net sales	—%	0.5%		0.9%	0.2%

During the three months and nine months ended March 31, 2003, we recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg. The value assigned to purchased in-process research and development was determined by estimating the cost to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

During the nine months ended March 31, 2004, we recorded in-process research and development costs of approximately $2.2 million, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. The value assigned to purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to the time of acquisition using a risk-adjusted discount rate.

Legal Judgment

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Legal judgment	$—	$3,861	(100.0)%	$—	$15,161	(100.0)%
As a percentage of net sales	—%	4.4%		—%	6.3%

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated (Athle-Tech) v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle was filed (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the three months ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a letter of credit through one of our financial institutions on April 11, 2003, which expires on April 11, 2005, for $16.9 million and was classified as restricted cash as of March 31, 2004. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Interest and Other Income (Expense), Net

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Interest and other income	$923	$211	337.4%	$1,518	$749	102.7%
Interest expense on DES earnout settlement	—	—	—	(2,050)	—	(100.0)%

Interest and other income (expense), net	923	211		(532)	749

As a percentage of net sales	1.0%	0.2%		(0.2)%	0.3%

Interest and other income (expense), net, consists primarily of interest income (expense) generated from our investments in money market funds, government securities and high-grade commercial paper, and foreign currency remeasurement or transaction gains or losses.

We recorded interest expense of approximately $2.1 million during the nine months ended March 31, 2004 in connection with the DES earnout settlement. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

Excluding this $2.1 million interest expense for the DES earnout settlement, interest and other income (expense), net, increased approximately 337.4% from $0.2 million in the three months ended March 31, 2003 to $0.9 million in the three months ended March 31, 2004. Excluding this $2.1 million interest expense for the DES earnout settlement, interest and other income (expense), net, increased approximately 102.7% from $0.7 million in the nine months ended March 31, 2003 to $1.5 million in the nine months ended March 31, 2004. This increase in interest and other income (expense), net, was primarily due an increase in foreign transaction gains due to the strengthening of the EURO against the U.S dollar during the three and nine months ended March 31, 2004, compared to the same period last year.

Income Tax Expense (Benefit)

	Three Months Ended March 31,			Nine Months Ended March 31,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Income tax expense (benefit)	$847	$808	4.8%	$(1,880)	$2,858	(165.8)%
As a percentage of net sales	0.9%	0.9%		(0.7)%	1.2%

Income taxes are comprised of federal, state and foreign income taxes. We recorded a provision for income taxes of $0.8 million for the three months ended March 31, 2004 primarily relating to income from our international subsidiaries. We recorded a benefit for income taxes of $1.9 million for the nine months ended March 31, 2004 primarily relating to the tax impact of the impairment of certain intangible assets offset by taxes on income from our international subsidiaries. Included in the income tax benefit of $1.9 million for the nine months ended March 31, 2004 is a $3.5 million income tax benefit that we recorded to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets. (See Note 6 of Notes to Condensed Consolidated Financial Statements). We recorded a provision for income taxes of $0.8 million and $2.9 million for the three months and nine months ended March 31, 2003, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2003, and March 31, 2004, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized.

Cumulative Effect of Change in Accounting Principle

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
(In thousands)	2004	2003		2004	2003
Cumulative effect of change in accounting principle	$—	$—	—%	$—	$(19,291)	(100.0)%
As a percentage of net sales	—%	—%		—%	(8.0)%

We performed the transitional goodwill impairment analysis as required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional segment exceeded their fair value. As a result, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the nine months ended March 31, 2003 in the accompanying consolidated statements of operations. (See Note 6 of Notes to Condensed Consolidated Financial Statements).

We recorded no such cumulative effect of change in accounting principle charge during the nine months ended March 31, 2004. However, we performed an interim goodwill impairment analysis as required by SFAS No. 142 and an impairment analysis for long-lived assets and amortizable intangible assets as required by SFAS No. 144 during the three months ended December 31, 2003 and determined that our goodwill and other intangibles assets were impaired. As a result, we recorded an impairment charge of $6.0 million for goodwill and an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003 to reduce the carrying amount of our goodwill and other intangible assets as of December 31, 2003. This charge was reflected as an operating expense entitled impairment of goodwill and intangible assets during the nine months ended March 31, 2004 in the accompanying consolidated statements of operations. (See Note 6 of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, restricted cash and short-term marketable securities balances as of March 31, 2004 and June 30, 2003 are summarized as follows (in thousands):

	As of March 31, 2004	As of June 30, 2003
Cash and cash equivalents	$62,043	$62,617
Restricted cash	16,850	16,890
Short-term marketable securities	17,209	18,804

Total cash and cash equivalents, restricted cash and short-term marketable securities	$96,102	$98,311

Cash and cash equivalents were $62.0 million as of March 31, 2004, compared to $62.6 million as of June 30, 2003. Cash and cash equivalents as of March 31, 2004 and June 30, 2003 do not include $16.9 million of cash that was classified as restricted cash, since the funds are restricted for the Athle-Tech Claim (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Cash and cash equivalents decreased $0.6 million during the nine months ended March 31, 2004, compared to an increase of $4.8 million during the nine months ended March 31, 2003. We have funded our operations to date through sales of equity securities, the exercise of employee stock options and employee stock purchase plans, as well as through cash flows from operations. We believe that existing cash and cash equivalent balances as well as anticipated cash flow from operations will be sufficient to support our operating and capital requirements for at least the next twelve months.

Our operating, investing and financing activities for the nine months ended March 31, 2004 and 2003 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2004	2003
Cash provided by operating activities	$11,800	$17,534
Cash used in investing activities	(20,327)	(25,150)
Cash provided by financing activities	5,712	11,472

Operating Activities

Our operating activities generated cash of $11.8 million during the nine months ended March 31, 2004, compared to generating cash of $17.5 million during the nine months ended March 31, 2003.

Cash generated from operations of $11.8 million during the nine months ended March 31, 2004 was primarily attributable to a decrease in accounts receivable, an increase in accrued and other liabilities, and an increase in deferred revenue, which were partially offset by increases in inventories and prepaid expenses and other assets, and our net loss after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, the loss on disposal of property and equipment, in-process research and development, the impairment of goodwill and other intangible assets, and stock-based compensation. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $2.2 million during the three months ended September 30, 2003, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. As discussed in the section entitled “Impairment of Goodwill and Other Intangible Assets” above, we recorded an impairment charge for goodwill and other intangible assets of $16.3 million during the three months ended December 31, 2003.

Cash generated from operations of $17.5 million during the nine months ended March 31, 2003 was primarily attributable to the Company generating net income excluding non-cash items such as depreciation, amortization, provision for doubtful accounts, in-process research and development, and the cumulative effect of change in accounting principle related to the goodwill impairment that resulted from our adoption of SFAS No. 142 on July 1, 2002. Also contributing to this generated cash from operations was a significant increase in accrued expenses, in addition to an increase in accounts payable, which was partially offset by increases in accounts receivables, inventories, and prepaid expenses. The significant increase in accrued expenses was primarily attributable to the accrual of the Athle-Tech legal judgment (See Legal Judgment section, above). Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, rapidly changing technology, customer requirements and change in demand. As discussed in the Cumulative Effect of Change in Accounting Principle section, above, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. As discussed in the In-Process Research and Development section, above, we recorded in-process research and development costs of $0.5 million, related to the acquisition of Steinberg Media Technologies AG, during the three months ended March 31, 2003.

Some of the future collections of our accounts receivables may be delayed due to the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, which may cause a negative impact on our future cash flows from operations. However, this impact may not have a significant effect on our future cash flows.

Investing Activities

Our investing activities consumed cash of $20.3 million during the nine months ended March 31, 2004 compared to consuming cash of $25.2 million during the nine months ended March 31, 2003.

Cash consumed by investing activities of $20.3 million during the nine months ended March 31, 2004 was primarily due to cash payments for the acquisition of a 95% interest in Jungle KK in July 2003 and the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. In addition, cash was consumed for the purchase of property and equipment, and the purchase of marketable securities, which was partially offset by the proceeds from the maturity of marketable securities.

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

Financing Activities

Our financing activities generated cash of $5.7 million during the nine months ended March 31, 2004 compared to generating cash of $11.5 million during the nine months ended March 31, 2003.

Cash generated from financing activities of $5.7 million during the nine months ended March 31, 2004 and $11.5 million during the nine months ended March 31, 2003 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Lease Obligations

We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Three-Month Period:
April 1, 2004 through June 30, 2004	$1,433

For the Fiscal Years Ending June 30,
2005	5,086
2006	3,349
2007	2,576
2008	1,844
Thereafter	929

Total operating lease obligations	$15,217

The lease obligation remaining for the current fiscal year 2004 represents only a three-month period from April 1, 2004 through June 30, 2004. The lease obligation disclosure above represents a four-year and three-month period from April 1, 2004 through June 30, 2008 and any lease obligations thereafter.

Customer Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of March 31, 2004, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.

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

The impact that our contractual obligations as of March 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$15,217	$1,433	$11,011	$2,773	$—
Purchase obligations	28,619	28,619	—	—	—

Total	$43,836	$30,052	$11,011	$2,773	$—

Foreign Exchange Contracts

As of March 31, 2004, we had forward contracts to sell 15 million Euros at an average rate of 1.167. All forward contracts have durations of less than 12 months. As of March 31, 2004, the carrying amount of the forward contracts approximated the fair value.

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

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 18, 2003. Our critical accounting policies are as follows:

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

Revenue from post-contract customer support (“PCS”) is recognized ratably over the contractual term (typically one year). Installation and training revenue is deferred and recognized as these services are performed. For systems with complex installation processes where installation is considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer’s acceptance of the products and services has been received, the acceptance period has lapsed, or a certain event, such as achievement of system “on-air” status, which contractually constitutes acceptance. For shrink-wrapped products with telephone support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide this telephone support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling amounts billed to customers are included in revenue.

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

For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product revenues and service revenues using the percentage-of-completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We follow the percentage-of-completion method when reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts using costs incurred to date as a percentage of total costs estimated to complete the contract. Costs incurred include labor costs and equipment placed in service. If we do not have a sufficient basis on which to measure the progress toward completion, we recognize revenue using the completed-contract method, and thus recognize revenue when we receive final acceptance from the customer. To the extent that there is no evidence of fair value for the support element, or a gross margin cannot otherwise be estimated since estimating the final outcome of the contract may be impractical except to assure that no loss will be incurred, we use a zero estimate of profit (recognizing revenue to the extent of direct and incremental costs incurred) until such time as a gross margin can be estimated or the contract is completed. Upon contract completion, if a zero estimate of profit was used due to a lack of fair value for support, the profit for the contract will be recognized on a straight-line basis over the support contract period, commonly 12 to 24 months for contracts of this type.

Deferred revenue includes PCS (support) revenue and invoiced fees from arrangements where revenue recognition criteria are not yet met.

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

We performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003 to reduce the carrying amount of its goodwill. As of June 30, 2003 and March 31, 2004, we had approximately $60.6 million and approximately $83.6 million of goodwill, respectively.

We restructured our consumer and audio business during the three months ended December 31, 2003, which is part of the Business and Consumer segment, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, we concluded that our amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to our Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. We recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets. As of June 30, 2003 and March 31, 2004, we had approximately $29.3 million and approximately $19.3 million of other intangible assets, respectively.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. As of March 31, 2004, we believe it is more likely than not that substantially all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit if the recovered deferred tax assets are related to continued operations. A credit to shareholders’ equity would result if the reduction of the valuation allowance were related to tax benefits arising from the exercise of stock options. If the reduction of the valuation allowance were related to any acquired companies, the credit would be to goodwill.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No, 104 “ Revenue Recognition” which codifies, revises and rescinds certain sections of SAB No. 101, “ Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our net revenues and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are beyond our control. These factors include:

•	adverse changes in general economic conditions in any of the countries in which we do business, such as the recent slow-down affecting North America, Europe, Asia Pacific and other geographic areas;

•	increased competition and pricing pressure;

•	the timing of significant orders from and shipments to major customers, including OEMs and our large broadcast accounts;

•	the timing and market acceptance of new products and upgrades;

•	the timing of customer acceptance on large system sales;

•	our success in developing, marketing and shipping new products;

•	our dependence on the distribution channels through which our products are sold;

•	the accuracy of our and our resellers’ forecasts of end-user demand;

•	the accuracy of inventory forecasts;

•	our ability to obtain sufficient supplies from our subcontractors on a timely basis;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement our business and product plans;

•	the timing and level of consumer product returns;

•	foreign currency fluctuations;

•	delays and costs associated with the integration of acquired operations;

•	the introduction of new products by major competitors;

•	intellectual property infringement claims (by or against us); and

•	changes to business terms and conditions with channel partners in the U.S.

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

Our sales were relatively linear throughout the quarters in fiscal 2002, and the first, second and third quarters of fiscal 2003. However, during the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, we recognized a substantial portion of our revenues in the last month or weeks of the quarter, and our revenues depended substantially on orders booked during the last month or weeks of the quarter. Although our sales were relatively linear throughout the second and third quarters of fiscal 2004, we may recognize a substantial portion of our revenues in the last month or weeks of the fourth quarter of fiscal 2004. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenues to fall below analysts’ expectations.

Our revenues, particularly in the Broadcast and Professional Division, are becoming increasingly dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant broadcast customers terminate their relationships or contracts with us, modify their requirements, which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

We expect sales of large broadcast systems to a few significant customers to continue to constitute a material portion of our net revenues, particularly as broadcasters transition from tape-based systems to information technology-based systems. Our quarterly and annual net revenues and operating results could fluctuate significantly if:

•	sales to one or more of our significant customers are delayed or are not completed within a given quarter;

•	the contract terms preclude us from recognizing revenue during that quarter;

•	we are unable to provide any of our major customers with products in a timely manner and on competitive pricing terms;

•	any of our major customers experience competitive, operational or financial difficulties;

•	the transition from tape-based systems to information technology-based systems slows;

•	our costs to deliver, install, and support large system sales are higher than we estimated;

•	any of our major customers terminate their relationship with us or significantly reduce the amount of business they do with us; or

•	any of our major customers reduce their capital investments in our products in response to slowing economic growth.

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

In the second quarter of fiscal 2004, we incurred a net loss of $29.9 million, which included restructuring costs, goodwill and other acquisition-related intangible asset impairment charges, certain royalty expenses and interest expense related to the DES earnout settlement.

In the third quarter of fiscal 2004, we incurred a net loss of $0.3 million, which included acquisition-related amortization charges and restructuring costs.

We may incur net losses during the fourth quarter of fiscal 2004, and our results of operations and the price of our common stock may decline as a result if economic conditions deteriorate, our revenues grow at a slower rate than in the past or decline, our expenses increase without a commensurate increase in our revenues, or we take any additional restructuring charges or charges related to the sale of assets.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

We performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired. In connection with our adoption of SFAS No. 142 on July 1, 2002, we recorded a goodwill impairment charge of $19.3 million during the three months ended September 30, 2002. As of June 30, 2003, we had approximately $60.6 million of goodwill and $29.3 million of other intangible assets. As of March 31, 2004, we had approximately $83.6 million of goodwill and $19.3 million of other intangible assets.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. In the second quarter of fiscal 2004, certain events triggered an interim impairment analysis of goodwill as required by SFAS No. 142 and an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, in the second quarter of 2004 we concluded that our goodwill and amortizable intangible assets were impaired. If we determine that our goodwill has been impaired in future quarters, we may be required to record substantial impairment charges that would adversely affect our financial position and results of operations.

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

Sales of our products outside of North America represented approximately 58.2 % in the three months ended March 31, 2004, 74.0% in the three months ended December 31, 2003, 58.0% in the three months ended September 30, 2003 and 57.2% of net sales in the fiscal year ended June 30, 2003. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal 2004 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when translated back into U.S. dollars.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the fiscal year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement or transaction gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward contracts in June 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the transaction gains and losses on remeasurement of this intercompany account. As of March 31, 2004, we had forward contracts to sell 15 million Euro at an average rate of 1.167. All forward contracts have durations of less than 12 months. As of March 31, 2004, the carrying amount of the forward contracts approximated the fair value.

As of March 31, 2004, our cash and cash equivalents, restricted cash and short-term marketable securities balance totaled approximately $96.1 million, with approximately $57.3 million located in the U.S. and approximately $38.8 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, and President and Chief Executive Officer, replacing Charles J. Vaughan who had served as interim President and Chief Executive Officer from November 2003 through February 2004 and replacing Mark L. Sanders who held the position of Chairman of the Board of Directors from July 2002 through February 2004. Charles J. Vaughan and Mark L. Sanders continue to serve on the Board of Directors.

Any failure to successfully integrate the businesses we have acquired or which we acquire in the future could have an adverse effect on our business or results of operations.

Over the past several years, we have acquired a number of businesses and technologies and expect to continue to make acquisitions as part of our growth strategy. In July 2003, we acquired a 95% interest in Jungle KK, a privately held distribution company in Tokyo, Japan. In July 2003, we acquired certain assets and assumed certain liabilities of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. In January 2003, we acquired all of the outstanding stock of Steinberg Media Technologies AG, based in Hamburg, Germany. In October 2002, we acquired all of the outstanding stock of VOB Computersysteme GmbH, based in Dortmund, Germany. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

The downturn in the global economy contributed to a reduced demand for some of our products in fiscal 2003. Although our sales increased in fiscal 2003 as compared to fiscal 2002, if the economy experiences a “double dip” recession or if our industry experiences a decline during the remainder of fiscal 2004 or beyond, we may experience increased exposure to excess and obsolete inventories and higher overdue and uncollectible accounts receivables. If we fail to properly manage these inventory and accounts receivables risks, our cash flow may be weakened, and our financial position and results of operations could be harmed as a result. This, in turn, may cause our stock price to fall.

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

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. In the year ended June 30, 2003, a change in value of one of our intercompany accounts resulted in a foreign currency remeasurement or transaction gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward exchange contracts in June 2003 to mitigate the change in value of this intercompany account in the future and marked the forward exchange contracts to market through income in accordance with SFAS No. 133. In future periods, gains and losses on the contracts will materially offset the transaction gains and losses on remeasurement of this intercompany account. As of March 31, 2004, we had forward contracts to sell $15 million Euro at an average rate of 1.167. All forward contracts have durations of less than 12 months.

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

In September 2003, we were served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with our acquisition of certain assets of Dazzle, we tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. We believe the complaint is without merit and intend vigorously to defend the action, but there can be no assurance that we will prevail. Pursuant to the SCM/Dazzle Asset Purchase Agreement, we are seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. SCM and Dazzle, in turn, are seeking indemnification from us for all or part of the damages and expenses incurred by them to defend such claims. Although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that SCM and Dazzle’s claim for indemnification is without merit, there can be no assurance that we will recover all or a portion of any damages assessed or expenses incurred. In addition, the adjudication of our and SCM’s and Dazzle’s claims for indemnification may be a time-consuming and protracted process.

In October 2002, we filed a claim against XOS Technologies, its principals, and certain former employees of ours and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleges misappropriation of our trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against us, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. We believe the counterclaims are without merit and intend vigorously to defend the action. We moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. We again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Subsequently, we and the individual defendants entered into a settlement agreement, whereby we dismissed the action as against the individual defendants. A jury trial on our claims commenced January 20, 2004, and the jury rendered a verdict in favor of XOS on our trade secret misappropriation claim. No trial date has been set for XOS Technologies’ counterclaims.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a Letter of Credit through a financial institution on April 11, 2003, which will expire on April 11, 2005, for $16.9 million. We filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. We have not yet received a decision from the court. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against us in the Athle-Tech Claim and have provided notice of such claim to the former shareholders. We have entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, we have retained approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, we are obligated to refund the difference in cash to such shareholder. Although we believe we are also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, and we are contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems, Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. On May 4, 2004, the defendants filed a petition to remove the case to the U.S. District Court for the Middle District of Florida, and the case was assigned Case No. 04-CV-1010. The 2004 Athle-Tech Claim essentially alleges the same causes of action as the original Athle-Tech Claim but seeks additional damages. More particularly, the complaint alleges that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) that DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) that the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. We believe the complaint is barred by the judgment in the Athle-Tech Claim and is without merit, and we intend vigorously to defend the action. There can be, however, no assurance that we will prevail in defending the action. In addition, the adjudication of both the 2004 Athle-Tech Claim and our claim for indemnification may be time-consuming and protracted.

In March 2000, we acquired DES. Pursuant to the Agreement and Plan of Merger dated as of March 29, 2000 between DES, 1117 Acquisition Corporation, the former DES shareholders and the Company, the former DES shareholders were entitled to an earnout payable in shares of our common stock if the DES operating profits exceeded at least 10% of the DES revenues during the period from March 30, 2000 until March 30, 2001. In October 2000, we entered into an amendment to the DES Agreement and Plan of Merger with the former DES shareholders to provide for an earnout based on the combined revenues, expenses and operating profits of DES and Avid Sports, Inc. due to the combination of the DES and Avid Sports, Inc. divisions in July 2000. In April 2001, we determined that no earnout payment was payable. In May 2001, the former DES shareholders asserted that an earnout payment was payable. In accordance with the DES Agreement and Plan of Merger, in October 2001 the parties submitted this matter to an independent arbitrator. The arbitrator in the case ruled that an earnout was payable. The arbitrator’s ruling, along with a settlement agreement with one former DES shareholder, required that we issue 1,452,929 shares of our common stock to the former shareholders of DES. Those shares were issued in December 2003. The DES shareholders also asserted a claim for interest on the earnout payment, and in February 2004 we issued an additional 275,167 shares of our common stock in settlement of such claim. In connection with this interest liability, we recorded interest expense of approximately $2.1 million during the three months ended December 31, 2003.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have adequate legal defenses with respect to the legal matters pending against us. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(b) Sales of Unregistered Securities

In February 2004, we issued 275,167 unregistered shares of our common stock to the shareholders of DES. No underwriters were used in connection with the transaction. The issuance of the securities was effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description

10.66.1	Amended and Restated Change of Control Severance Agreement dated May 11, 2004 between Pinnacle Systems, Inc. and Arthur D. Chadwick

10.67.1	Amended and Restated Change of Control Severance Agreement dated February 24, 2004 between Pinnacle Systems, Inc. and William Loesch

10.72	Offer Letter and Employment Agreement dated March 1, 2004 between Pinnacle Systems, Inc. and Patti S. Hart

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)

(b) Reports on Form 8-K

On January 22, 2004, we furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on January 22, 2004 we were issuing a press release and holding a conference call regarding our financial results for the second quarter of fiscal 2004 ended on December 31, 2004. Also, we filed under this Current Report on Form 8-K reporting under Item 5 of Form 8-K the financial results of the second quarter of fiscal 2004 ended on December 31, 2004.

On March 1, 2004, we filed under a Current Report on Form 8-K reporting under Item 5 of Form 8-K that Patti S. Hart joined Pinnacle as its President and Chief Executive Officer, and as Chairman of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

Date: May 13, 2004

By:	/s/ PATTI S. HART
Patti S. Hart
President and Chief Executive Officer

Date: May 13, 2004

By:	/s/ ARTHUR D. CHADWICK
Arthur D. Chadwick
Vice President, Finance and Administration and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

10.66.1	Amended and Restated Change of Control Severance Agreement dated May 11, 2004 between Pinnacle Systems, Inc. and Arthur D. Chadwick

10.67.1	Amended and Restated Change of Control Severance Agreement dated February 24, 2004 between Pinnacle Systems, Inc. and William Loesch

10.72	Offer Letter and Employment Agreement dated March 1, 2004 between Pinnacle Systems, Inc. and Patti S. Hart

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)