Form 10-K
period 2004-06-30
PINNACLE SYSTEMS INC
filed 2004-09-10
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004 or

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on December 31, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq National Market System, was approximately $358.3 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting common equities.

As of August 31, 2004, the registrant had 69,296,046 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for its Annual Meeting of Shareholders to be held October 27, 2004.

PART I

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K are forward-looking statements about Pinnacle Systems, Inc. (“we,” “us” or “Pinnacle”), including but not limited to those specifically identified as such, that involve risks and uncertainties. The statements contained in the Report on Form 10-K that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of such statements. Important factors that may cause actual results to differ from expectations include those discussed in “Factors That Could Affect Future Results” beginning on page 49 in this document.

ITEM 1.    BUSINESS

Overview

We are a supplier of digital video products to a variety of customers, ranging from individuals with little or no video experience to broadcasters with specific and sophisticated requirements. Our digital video products allow our customers to capture, edit, store, view and play video, and allow them to burn that programming onto a compact disc (CD) or digital versatile disc (DVD). The increase in the number of video distribution channels including cable television, direct satellite broadcast, video-on-demand, DVDs, and the Internet have led to a rapid increase in demand for video content. This is driving a market need for affordable, easy-to-use video creation, storage, distribution and streaming tools, from beginner to broadcaster.

Our products use standard computer and network architecture, along with specialized hardware and software designed by us to provide digital video solutions to users around the world. In order to address the broadcast market, we offer products that provide solutions for live-to-air, play-out, editing, news and sports markets. In order to address the consumer market, we offer low cost, easy-to-use home video editing and viewing solutions that allow consumers to edit their home videos using a personal computer and/or view television programming on their computers. In addition, we provide products that allow consumers to view, on their television set, video and other media content stored on their computers.

For the period July 1, 2002 through June 30, 2004, we were organized and operated our business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer.

We were incorporated under the laws of the State of California in May 1986. Our principal executive offices are located at 280 North Bernardo Avenue, Mountain View, California 94043 and our telephone number at that location is (650) 526-1600.

Industry Background

Sales in the broadcasting marketplace are being driven primarily by broadcasters’ transition from tape-based systems to information technology-based systems. Our growth in the consumer marketplace is being driven primarily by the rapid expansion in the number of consumers that want to capture, edit, store and share their personal videos. The continued advancement in the power of standard computer platforms and networks, along with our internally developed hardware and software, has enabled us to create products with increasing functionality at lower cost and ease of use.

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

Strategy

Our goal is to take advantage of the growing opportunities in digital video for individuals at home, professional videographers, the enterprise and education market, corporations and broadcasters. The ability to create, edit, store, stream and view high-quality digital video continues to become more powerful as software applications become easier to use, computing power increases, storage costs decrease and broadband capability increases. To pursue our goal, we have implemented the following strategies:

Expand and Leverage Technologies.    We have expanded our technology through both internal development and acquisitions. We use a modular approach to product development that allows us to leverage our research and development costs across multiple products and markets. We believe this leveraging of technology gives us a market advantage over competitors who have a focus limited to only one of these markets.

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

Acquire Complementary Businesses, Products and Technologies.    We have grown both internally as well as through the acquisition of complementary businesses, product lines and technologies. We have acquired 22 companies and/or businesses since we completed our initial public offering in 1994. We made two acquisitions during fiscal year 2004. In July 2003, we acquired Jungle KK, a consumer software company based in Japan, and Dazzle digital video editing products from SCM Microsystems. In June 2004, we sold Jungle KK. Though past acquisitions have helped grow our company, we are not currently focused on acquisitions to drive growth. We plan to focus more on developing growth through organic means rather than through the acquisition of other businesses.

Develop Integrated Workflow Solutions for the Broadcast Industry.    We believe broadcasters want integrated systems that allow them to manage their entire workflow in the digital domain without ever having to transfer files to tape. As a result, we have invested significant resources to develop our networked broadcast solutions that allow broadcasters to ingest, edit, browse and broadcast media that is shared from a common digital file system. This workflow solution is based on our network and storage architecture.

Develop easy to use consumer software applications.    We believe individual consumers want powerful, easy-to-use tools to create high quality home videos. As a result, we have invested significant resources in developing software with intuitive user interfaces and pull-down menus to edit and create home video. Individual consumers can then save and play back their videos on standard DVDs. We intend to continue to improve the ease of use and the functionality and power of our consumer video production software.

Restructuring Plan.    On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, President and Chief Executive Officer. As part of this management change and in order to better implement our strategy, we have initiated a review of our various businesses to determine which are core and non-core to our future. That review led to the implementation of a restructuring plan that is currently being executed. We plan to focus on, and invest in, those businesses that we have determined are core businesses, and will consider discontinuing or selling any non-core businesses. In order to better organize and structure our company, we plan to rationalize our product lines, improve organizational efficiency, make operational improvements, and invest in new information technology systems.

To rationalize our product lines, we have conducted a review of our products and have decided to focus on markets where we enjoy a strong position and can potentially generate superior operating margins. For example, we plan to focus on our Studio and Liquid products by moving them to a common software platform which will allow us to leverage R&D costs and create a more seamless path for Studio users to upgrade to our more advanced Liquid products. In addition, in the Broadcast market, we expect to de-emphasize the sale and deployment of customized systems and focus instead on more standardized systems.

In July 2004, we implemented a plan to reorganize from a divisional structure to a more functional organization, which we believe will lead to better organizational efficiency through the elimination of duplicative functions within our company. We have combined the operational and development functions of our previous two divisions in order to create cost savings and generate efficiencies in manufacturing, product development and services. To reduce operating costs, we initiated a plan to reduce our workforce by up to 10% during fiscal 2005. Our plan to create operational improvements includes the outsourcing of certain operational functions, including manufacturing and service functions, and the move to develop certain projects in lower-cost regions. We also plan to close and consolidate certain disparate facilitates to gain operational efficiencies. In addition, we believe we can increase the visibility and predictability of our forecasts by using better metrics to benchmark and track our progress from customer relationship management to sales force automation tools, all of which requires certain changes and investments in new information technology systems.

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

Recent Acquisitions and Divestitures

SCM Microsystems, Inc. and Dazzle Multimedia, Inc.

In July 2003, we acquired certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., a company that specializes in digital media and video solutions. We integrated Dazzle’s digital video editing products into our existing home video editing business in the Business and Consumer division during the three months ended September 30, 2003.

Jungle KK

In July 2003, we acquired a 95% interest in Jungle KK, a privately held distribution company based in Tokyo, Japan that specializes in marketing and distributing retail software products in Japan. On June 30, 2004, we sold our 95% interest in Jungle KK. We received and canceled 72,122 of our shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, we entered into a distribution agreement with Jungle KK to localize, promote and sell our consumer software products into the Japanese market for a royalty based on the percentage of net sales of our products sold by Jungle KK which does not constitute continuing involvement with Jungle KK.

Steinberg Media Technologies GmbH

In January 2003, we acquired Steinberg Media Technologies GmbH, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. We included Steinberg’s results of operations in our Business and Consumer division. We introduced our new Pinnacle-branded Steinberg audio products during the quarter ended March 31, 2003.

VOB Computersysteme GmbH

In October 2002, we acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The results of VOB’s operations have been included in our consolidated financial statements since that date. We merged VOB into our Business and Consumer division. We combined VOB’s writable CD and DVD technology with some of our existing technology during the quarter ended March 31, 2003.

FAST Multimedia

In October 2001, we acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively referred to as FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in our consolidated financial statements since the acquisition date. We acquired technology and products from FAST to add its sophisticated video editing software applications to our current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products.

Broadcast and Professional Division

In the fiscal year ended June 30, 2004, our Broadcast and Professional division represented 39.8% of our total sales. This division serves a wide range of customers with products that provide both stand-alone solutions and systems solutions. Our products are designed to meet the video production and distribution needs of live and recorded television broadcasting. We pioneered the blending of capabilities from formerly segmented broadcast functions to provide broadcasters with greater creative flexibility and enhanced value from their equipment investment. Today, many local, national and international broadcasters use our broadcast equipment for digital effects, content creation, news production and character generation, as well as asset storage and on-air play-out of video and graphic assets. Major global broadcast, satellite and cable networks utilize our broadcast servers to reliably deliver content to their viewers. The Broadcast and Professional division also develops and manufactures computer based non-linear editing systems for post-production facilities, broadcasters and independent producers working on advertising commercials, broadcast program promotions, documentaries and feature films. This division also develops and manufactures proprietary hardware and software for professional and collegiate sports teams in baseball, football, basketball, and hockey segments, which allow for better play analysis and more effective coaching of players, both individually and as a team overall.

Live-to-Air Production Products

We sell a range of products designed to meet the creative challenges confronted by broadcasters. Each of these turnkey systems addresses a specific area within the broadcast operation: digital effects and video switching, character generation, as well as asset storage and play out. We design each of our stand-alone products to operate together to increase the value of each product within the broadcast workflow. Furthermore, most of our products are designed to work on a network, enabling them to become part of complete solution packages with enhanced features and capabilities. Our products differ from the proprietary nature of traditional production equipment by using the same simplified file structures, high speed networking technologies, and interoperability found in the desktop personal computer industry. Material created on any of our live production products can be played back on any other live-to-air products.

Our live-to-air production products include Deko character generators, DVEXcel digital video effects systems and Thunder Storage products. These products compete with offerings from companies that include Chyron Corporation, Sony Corporation, Thomson Multimedia and others.

Deko Products.    Our Deko family of on-air graphic products are designed to provide high performance titling, real time effects and character generation for broadcast and on-air applications. The Deko family features a Windows based system that includes powerful text and graphics tools such as real time text scrolling, text manipulation, font enhancement and multiple layers for text composition. The Deko product family supports a wide range of standard and international character fonts. The suggested list price for a Deko product ranges from approximately $15,000 to $75,000, depending on the configuration.

Digital Video Effects Products.    DVEXcel is our high performance 10-bit frame based, real time three-dimensional (3D) digital video effects system for broadcast and high-end post-production customers who seek to incorporate unique special effects into their programming. DVEXcel, a Windows based, multi-channel system, can simultaneously manipulate up to four channels of live video and can generate real time effects such as four-corner page peels and turns, highlights and shadows, water ripples, ball effects, wave patterns and other sophisticated visual effects. The suggested list price for a DVEXcel product ranges from approximately $47,000 to $100,000, depending on the configuration.

Thunder Storage Products.    Our Thunder Storage products allow users to store, manage and playout clips and stills using a powerful graphical user interface. The suggested list price for a Thunder Storage product ranges from approximately $40,000 to $100,000, depending on the configuration.

Content Delivery Products

We develop and sell products and systems solutions used by broadcasters, corporations and other video professionals to cost-effectively acquire, edit and deliver their video content on-air, over satellite or over broadband internet protocol (IP) networks. Using computer based networking, storage and encoding technologies, these products enable customers to create a program once, at any location, and distribute it to many outlets in a variety of formats. We supply content delivery solutions that meet the needs of customers ranging in size from small web operations to large international broadcast operations serving hundreds of channels.

MediaStream™ digital video servers record, store, retrieve and process digital video content for broadcast over conventional mediums. StreamFactory™ is a real-time web stream encoder that accepts professional video and audio inputs for encoding over an IP network. Palladium™ Store networked storage solutions are the cornerstone of our video storage architecture.

MediaStream Server Products.    Our MediaStream digital video servers are designed to record, store, retrieve, process and playout digital video content for broadcasters. Applications include commercial insertion, program acquisition and playout, store and forward, high-definition transmission, near-video-on-demand and network time delay. Reliability and serviceability continue to be primary design considerations. Single MediaStream servers can handle up to 16 channels of high quality MPEG-2 I/O, including simultaneous support for Standard and High Definition video on the same timeline. With our FreeHD™ architecture, High Definition video playout capability is standard, easing the migration path to digital transmission for existing broadcasters. Networked configurations based on the MediaStream make up the majority of our server business, underscoring the value associated with shared, networked content. Palladium storage is used to enable over 3000 hours of online video storage. MediaStream Servers are engineered for extreme reliability and have been successfully installed in hundreds of leading broadcast facilities worldwide operating 24 hours per day, 7 days per week. The suggested list prices start at approximately $48,000 but can run as high as a few million dollars for large systems.

Palladium Storage Products.    The Palladium Storage series of networked storage systems complement our line of networked video servers, editing, news and sports applications. Palladium is comprised of purpose-built storage and file systems enabling us to provide completely integrated, tested and certified video workflow solutions for collaborative editing, and play to air applications. Applications such as Palladium Exchange and Palladium Works enable multi-format file interchange between our products and third-party products, as well as providing system wide monitoring using SNMP. The suggested list price for a Palladium Store product ranges from approximately $20,000 to several million dollars for massive networked storage systems.

Content Creation Products

We offer a complete range of non-linear editing products for both the Apple® Power Mac™ G4 or the Windows personal computer. Each product is a combination of hardware and software and can be used for a wide range of applications, including broadcast graphics and design, corporate video, webcasting, post-production, visual effects and DVD authoring. These products enable users to ingest material, edit it, create graphics and ultimately send their completed project to their chosen distribution medium.

We offer two content creation product families. Our Pinnacle Liquid family (Liquid blue, Liquid chrome and Liquid Edition) provides customers with a range of video format support and capability using a full-featured editing application on the Windows platform. CinéWave is an extensible Apple Macintosh-based solution that combines our video processing hardware with a package of software tools including Commotion Pro and CinéAcquire from Pinnacle and Final Cut Pro from Apple.

Pinnacle Liquid Products.    Our Pinnacle Liquid brand is comprised of non-linear editing and post-production solutions based on our proprietary hardware and software running on Windows platforms. Liquid blue supports most standard definition video formats, which eliminates transcoding and degradation by recompression. Liquid blue products are sold as turnkey systems designed for seamless integration within existing broadcast and post production facilities. Liquid blue supports a variety of networked editing topologies from simple file transfer networks to large storage area networks. Liquid chrome is a real-time, high performance editing system featuring real-time effects capabilities. Liquid chrome can be purchased either as a turnkey or as a board and software set. Liquid Edition is a complete DV editing solution for the Windows platform. Based on the Pinnacle Liquid editing software, it has powerful logging tools, color correction, 2D and 3D effects and is network ready. The suggested list price for full turnkey systems including a computer and storage is approximately $10,000 for Liquid Edition, $20,000 for Liquid chrome, and $35,000 for Liquid blue.

CinéWave Products.    Our CinéWave products are designed for the Apple Macintosh platform and include our own hardware and Commotion Pro and CinéAcquire software, as well as Apple’s FinalCut Pro non-linear editing application. CinéWave is targeted at digital cinematographers, broadcast designers, post-production specialists, webcasters and special effects artists, as well as the large community of video and multimedia producers working exclusively on the Macintosh platform. The CinéWave product offers professional audio/video tools at an affordable price. The CinéWave product has a suggested list price of approximately $4,000 for standard definition. Complete CinéWave high-definition television production systems, including the computer and a modest amount of storage, start at approximately $20,000.

News Production Products

Pinnacle Vortex is an integrated digital networked news solution specifically designed to enable the conversion of television news production from traditional tape-based editing and segmented production functions performed by specialists to non-linear server based editing and finishing. It combines many of our products’ strengths in video processing, storage, management, editing and delivery into an integrated and efficient solution for meeting the requirements of broadcast news operations. Vortex is designed to support scaleable operations, sophisticated programming, and the productivity needed to control costs. Vortex makes it possible for multiple editors, graphics designers, directors, producers and journalists to access shared video assets simultaneously over both high-speed production networks and common LAN or Internet connections. Vortex systems include our proprietary software, hardware and storage sub-systems combined with high performance information technology components using standard networking interfaces. This makes Vortex a solution for broadcast news originators, both local and national, that require solutions to help them be the first to air with breaking news while still delivering sophisticated on-air looks that differentiate their channel from competitors. Vortex system prices can range from approximately $100,000 to millions of dollars, depending on the configuration.

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

Business and Consumer Division

In the fiscal year ended June 30, 2004, our Business and Consumer division represented 60.2% of our total sales. This division develops and markets products that are aimed at the consumer and business markets, which allow users to create, edit, view and distribute rich media content including video, photographs and audio using a personal computer and camcorder.

Studio and Dazzle Products.    Pinnacle Studio is a non-linear video editing software program that runs on Microsoft Windows and works with standard video capture hardware installed on the user’s personal computer. Studio is specifically designed to allow consumers to edit their “home movies.” With the use of the Studio software, users can “drag and drop” video clips in the order they desire, as well as add simple transitions between scenes, simple graphics, titles, music or audio to the production. The current version of Studio software, version 9, was launched in January 2004, and incorporates many significant new features such as video and audio cleaning tools to fix old or poorly captured videos, SmartMovie – a tool for easily creating an entertaining home movie or music video in just minutes, surround sound (multi-channel systems), and the ability for users to buy third party plug-ins to further advance the capabilities of the program. A significant part of our strategy is to sell users of Studio software upgrades to the current version. Studio software competes with programs such as Ulead’s VideoStudio and Roxio’s VideoWave. The suggested list price for Studio Version 9 software is approximately $99.

In addition to selling Studio as a stand-alone software product, we also sell versions of Studio software bundled with a variety of video input/output hardware. These products include Studio AV/DV, Studio AV/DV Deluxe, MovieBox USB, MovieBox DV, MovieBox Deluxe, Dazzle DVClip, Dazzle DVC80, Dazzle DVC90, Dazzle DVC120 and Dazzle DVC150. The suggested list price for these products ranges from approximately $49 to $249.

Liquid Products.    Liquid is an advanced video editing software program for prosumers and professional applications, which runs on standard Microsoft Windows-based personal computers. The Liquid software includes productivity enhancing features such as integrated DVD authoring, real-time CPU and GPU accelerated effects and background rendering. For the prosumer market, the Business and Consumer division sells Liquid Edition software as a software-only product for $699 and Liquid Edition Pro as a bundled software and graphics card with video input and output (I/O) for $999.

Viewing Products.    The PCTV line of products allows users to view, record and timeshift television programming on their computer monitors. The television program can be viewed alone or while the user is using other applications on the computer. The suggested list price for PCTV ranges from approximately $69 to $199. Pinnacle MediaCenter is a new product that turns an existing PC into an media center or entertainment device.

The Pinnacle MediaCenter software is currently bundled on PCs sold by the MediaMarkt chain in Germany. Pinnacle ShowCenter is a digital media receiver that allows consumers to access their collection of digital music, photos and videos that are stored on the PC, over a home network. The Pinnacle ShowCenter product has a suggested retail price of $299.

Instant Products.    The Instant line of products are for entry level users who want to create, copy, or backup data, music, photos and video using a PC equipped with a CD or DVD burner. InstantCopy is a powerful software tool that lets users create and copy any non-encrypted video, audio, photo and data disc quickly and easily. InstantCD/DVD is a comprehensive software suite of tools, which allows users to create virtually any disc format quickly and easily. Instant Photo Album is a software that allows user to easily create a photo slideshow on a CD or DVD that is playable on a set-top DVD player. Instant products carry a suggested retail price ranging from $29 to $69.

Steinberg Audio Products.    Our Steinberg audio products are computer-based music production tools that address three market segments: the creative tools market for home personal computer users, the music instrument market for musicians, both hobbyists and professionals, and the high-end audio market for professional recording studios.

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

Our Steinberg music instrument products are designed for professional musicians, semi-professional musicians, home studios and music schools. We have three different product lines: Cubase, System 4, and VST (Virtual Studio Technology) Instruments: Cubase is a virtual studio system which offers MIDI sequencing, audio recording/editing and audio signal processing tools for musicians, producers and studios and has a suggested list price from $150 to $800. System 4 is a combination hardware and software music production solution consisting of the mid-level version of Cubase (SL) along with a USB audio I/O interface. System 4 has a suggested retail price of approximately $899. VST Instruments are plug-in software products which replace hardware synthesizers, samplers and drum machines with software equivalents. The VST instruments have a suggested list price ranging from approximately $199 to $399.

Our Pro Audio products include Wavelab and Nuendo. Wavelab is software for sound engineers and mastering studios who need precision editing and handling for audio processing on personal computers. It has a suggested list price of $699. Nuendo is a complete Media Production Software Suite designed for professional recording studios, post-production studios and broadcasting studios. The suggested list price for this product is approximately $1,499.

Technology

We are a technological leader in digital video processing, which includes real time video manipulation, video capture, digital video editing and storage. The National Academy of Television Arts and Sciences’ Outstanding Technical Achievement EMMY award has been awarded to us, and our predecessor companies, on nine occasions.

Many of our products share a common internal architecture. This design approach allows us to leverage our research and development expenditures by utilizing similar hardware and software modules in multiple products. Our video manipulation architecture is fundamental to the performance and capabilities of our products. As a result of the acquisition of the video division of Miro Computer Products AG in August 1997, we acquired video capture technology that allows high quality live video and audio to be captured and played back from a standard personal computer. We further developed and augmented this technology with the acquisition of Truevision, Inc. in March 1999 and with the acquisition of FAST Multimedia in October 2001. In October 2002, we extended our

CD and DVD burning technology with the acquisition of VOB Computersysteme, which enabled us to enter the market for optical recording of video, audio and data. In January 2003, we acquired Steinberg Media Technologies GmbH, a leading supplier of audio solutions to the music marketplace.

All of our products use or work with a standard personal computer for control of video manipulation functions. In all products targeting the broadcast market, the control microprocessor is embedded within the product. The professional and consumer hardware based products are inserted into, or connect externally, to a personal computer. Some of our products originally aimed primarily at the consumer and business market are now available as software only formats and can be used solely with industry standard computer platforms. The use of industry standard microprocessors offers three main advantages over traditional special purpose video products: lower software development costs due to the availability of powerful off-the-shelf software development tools; lower product manufacturing costs due to the low costs of standard microprocessors; and the ability to integrate third party software, such as networking or 3D rendering software, to provide additional functionality.

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

As of June 30, 2004, we had 288 employees engaged in engineering and product development. Our engineering and product development expenses (excluding purchased in-process research and development) in fiscal 2004, 2003, and 2002 were $42.3 million, $38.2 million, and $31.4 million respectively, and represented 12.6%, 11.5%, and 13.6%, respectively, of net sales.

Employees

As of June 30, 2004, we employed 888 people worldwide.

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

No one customer accounted for more than 10% of net sales during the fiscal years ended June 30, 2004, 2003 and 2002. No one customer accounted for more than 10% of net accounts receivable as of June 30, 2004 and 2003.

International

We conduct business in more than 78 countries around the world. We believe this geographic diversity allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geography-specific economic trends, and offers us an opportunity to exploit new markets for maturing products. Our results of operations could be affected by economic and political uncertainty or changes in the laws or policies in the countries in which we operate, and by macroeconomic changes, including currency rate fluctuations, recessions and inflation. A summary of our domestic and international revenues and long-lived assets is set forth in Note 10 of Notes to Consolidated Financial Statements.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our products have, at times, experienced weak economic conditions that have negatively affected revenues. Our sales usually slow down during the summer months of July and August, especially in our consumer business in Europe.

Marketing, Sales and Service

Marketing

Our marketing efforts are targeted at users of broadcast and professional production suites, and home video editing and viewing enthusiasts. In order to increase awareness of our products, we attend a number of trade shows, such as the National Association of Broadcasters (NAB) show, the International Broadcasters Convention (IBC) show, the National Association of Music Professionals (NAM) in the United States and the Center for Office and Information Technology (CEBIT) show in Europe. We also use targeted direct mail campaigns, the Internet and advertisements in trade and computer publications for most of our product lines and also participate in joint marketing activities with our original equipment manufacturer (OEM) partners and other professional video companies. For our consumer line, we use retail circulars, in-store demonstrations, point-of-sale promotions and direct e-marketing to our customer base.

Sales

We maintain a sales organization consisting of regional sales managers in the United States, Europe, Asia and Latin America. We currently have sales offices in thirteen countries that support sales into those countries and a number of other countries. The regional sales managers are primarily responsible for supporting independent dealers and value-added resellers (VARs) and making direct sales in geographic regions without dealer coverage. They also provide services to customers who prefer to transact directly with us.

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

Our customers may choose from a variety of support offerings, including Internet access, telephone support, hardware replacement, software updates and factory repairs. For selected products, we offer 24-hour/7-day emergency phone support and advance parts exchange with same business day shipment. We support our customers in Europe and Asia primarily through our international support offices, worldwide parts distribution network and local dealers.

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

Competition for our broadcast and professional markets is generally based on product features, reliability of product performance, breadth of product line, service and support, market presence, upgrade ability and price. Our principal competitors in this market include Adobe Systems, Inc., Avid Technology Inc., Chyron Corporation, Leitch Technology Corporation, Matsushita Electric Industrial Co. Ltd., Quantel Ltd., SeaChange Corporation, Sony Corporation, and Thomson Multimedia, some of which have greater financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than us. In addition, some of these companies have established relationships with our current and potential customers. Some of our competitors also offer a wide variety of video equipment, including professional video tape recorders, video cameras and other related equipment. In some cases, these competitors may have a competitive advantage based upon their ability to bundle their equipment in certain large system sales.

Our competition in our business and consumer markets comes from a number of groups of video companies such as traditional video equipment suppliers, providers of desktop editing solutions, video software application companies and others. Suppliers of traditional video equipment such as Matsushita and Sony have the financial resources and technical know-how to develop high quality, real time video manipulation products for the desktop video market. Suppliers of competitive consumer and professional products such as Adobe Systems Inc., Apple Computer Inc., Avid Technology Inc., Hauppauge Digital Inc., Matrox Electronics Systems, Ltd., Roxio, Inc. Sonic Solutions, Sony Corporation and Ulead Systems, Inc., have established video distribution channels and experience in marketing video products and significant financial resources.

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

We rely on independent subcontractors who manufacture to our specifications our consumer and certain of our professional products and major subassemblies used in our broadcast and professional products. This approach allows us to concentrate our manufacturing resources on areas where we believe we can add the most value, such as product testing and final assembly, and reduces the fixed costs of owning and operating a full scale manufacturing facility. We have manufacturing agreements with a number of U.S.-based subcontractors, such as Flash Electronics Inc., Benchmark Electronics Inc. and Paramit Corporation, and BMK in Germany for the manufacture of our broadcast and professional products. We have manufacturing agreements with Streiff & Helmold GmbH, Braunschweig (Germany); Ihlemann AG, Braunschweig (Germany), ZOMAX Inc. (US); ARVATO Inc. (US), Ever-Green Technology Ltd., Shenzhen (China), and Walker Intl. Ltd. (Hong Kong) for the manufacturing, packaging, fulfillment and distribution of our business and consumer products. Our reliance on subcontractors to manufacture products and major subassemblies involves a number of significant risks including the loss of control over the manufacturing process, the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor was to become unable or unwilling to continue to manufacture these products or subassemblies in required volumes, our business, financial condition and results of operations could be materially adversely affected.

To the extent possible, we and our manufacturing subcontractors use standard parts and components available from multiple vendors. However, we and our subcontractors are dependent upon single or limited source suppliers for a number of key components and parts used in our products, including integrated circuits manufactured by Altera Corporation, AuraVision Corporation, LSI Logic Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation, Philips Electronics, Inc., Raytheon Corporation and Zoran Corporation, field programmable gate arrays manufactured by Altera Corporation and Xilinx, Inc. Our manufacturing subcontractors generally purchase these single or limited source components pursuant to purchase orders placed from time to time in the ordinary course of business, do not carry significant inventories of these components and have no guaranteed supply arrangements with such suppliers. In addition, the availability of many of these components to our manufacturing subcontractors is dependent in part on our ability to provide our manufacturers, and their ability to provide suppliers, with accurate forecasts of our future requirements. We and our manufacturing subcontractors endeavor to maintain ongoing communication with suppliers to guard against interruptions in supply. We and our subcontractors have in the past experienced delays in receiving adequate supplies of single source components. Also, because of the reliance on these single or limited source components, we may be subject to increases in component costs that could have an adverse effect on our results of operations. Any extended interruption or reduction in the future supplies of any key components currently obtained from a single or limited source could have a significant adverse effect on our business, financial condition and results of operations in any given period.

Backlog

Our broadcast and professional customers generally order products as they need them. We generally ship our products within 30 days of receipt of an order, depending on customer requirements, although certain customers, including OEMs, may place substantial orders with the expectation that shipments will be staged over several months. A substantial majority of product shipments in a period relate to orders received in that period, and accordingly, we generally operate with a limited backlog of orders. The absence of a significant historical backlog means that quarterly results are difficult to predict and delays in product delivery and in the closing of sales near the end of a quarter can cause quarterly revenue to fall below anticipated levels. In addition, our customers may cancel or reschedule orders without significant penalty and the prices of products may be adjusted between the time the purchase order is booked into backlog and the time the product is shipped to the customer. As a result of these factors, we believe that the backlog of orders as of any particular date is not necessarily indicative of our actual sales for any future period.

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

Executive Officers

The names, ages and positions of our executive officers as of September 1, 2004 are as follows:

Name	Age	Position
Patti S. Hart	47	Chairman of the Board, President and Chief Executive Officer
Leslie Adams	49	Senior Vice President of Marketing Services
Warren Allgyer	52	Senior Vice President of Sales, Asia Pacific
Marina Bogard	44	Senior Vice President of Sales, Americas and Japan
Arthur D. Chadwick	47	Senior Vice President of Finance and Administration and Chief Financial Officer
Ajay Chopra	47	Chief Operations Officer and Director
Scott E. Martin	48	Senior Vice President of Human Resources and Legal and Corporate Secretary

There is no family relationship between any of our directors or executive officers.

Ms. Hart has served as our Chairman of the Board of Directors, and President and Chief Executive Officer since March 2004. From April 2001 to April 2002, Ms. Hart was Chairman and Chief Executive Officer of Excite@Home. From June 1999 to April 2001, Ms. Hart was Chairman, President and Chief Executive Officer of Telocity. Ms. Hart joined Sprint Corporation in 1986 as a national account manager. Through the years, Ms. Hart held several executive management positions within the Sprint organization, including Vice President and General Manager of the Great Lakes Area for Sprint. Ms. Hart served as President and Chief Operating Officer of Sprint’s Long Distance Division from 1997 through 1998.

Ms. Adams has served as our Senior Vice President of Marketing Services since May 2004. From October 2002 to December 2003, Ms. Adams was Vice President of Worldwide Marketing for Netgear Corporation. From April 2002 to October 2002, Ms. Adams was Vice President of Marketing Services for Hewlett Packard Corporation. From February 2001 to April 2002, Ms. Adams was Vice President of Volume Marketing for Compaq Computer Corporation. From June 1999 to March 2001, Ms. Adams was Vice President of Consumer Marketing for Compaq Computer Corporation and Director of Consumer Marketing from October 1995 to June 1999. From June 1981 to October 1995, Ms. Adams held a variety of marketing and product management positions at AT&T Corporation including Director of Marketing for AT&T Corporation’s Consumer Products Division from June 1991 to October 1995.

Mr. Allgyer has served as our Senior Vice President of Sales, Asia Pacific since May 2004. From February 2003 to May 2004, Mr. Allgyer served as Vice President of Sales for our Broadcast & Professional Division. From March 2001 to February 2003, Mr. Allgyer was the Vice President of Worldwide Sales for Kasenna, Inc. From January 1998 to March 2001, Mr. Allgyer was President of Panasonic Broadcast USA and Vice President of Panasonic Systems Solutions business from February 1994 to January 1998. Prior to that Mr. Allgyer enjoyed 20 years in broadcasting at local stations, network stations and television network levels including 13 years at NBC in New York from 1975 to 1988.

Ms. Bogard has served as our Senior Vice President of Sales for Americas and Japan since May 2004. From May 2003 to May 2004, Ms. Bogard was an initial team member for Vistard, Inc. where she was responsible for developing company strategy, channels, technology partnerships and business development opportunities. From May 2001 to June 2002, Ms. Bogard was Officer and Vice President of Alliances and Affiliate Relations at Excite@Home. From December 2000 to May 2001, Ms. Bogard was Vice President of Business Development for InfoNow Corporation. From March 2000 to December 2000, Ms. Bogard was the Vice President Sales and Customer Care for Zapotech. From 1986 to 2000, Ms. Bogard held various management positions at Sprint Corporation where she concentrated her efforts on maximizing the success of Sprint’s distribution channels through direct and indirect sales and marketing.

Mr. Chadwick has served as our Senior Vice President of Finance and Administration and Chief Financial Officer since May 2004. Mr. Chadwick served as Vice President of Finance and Administration and Chief Financial Officer since 1989 and our Corporate Secretary from 1989 to May 2004.

Mr. Chopra, one of our founders, has served as our Chief Operations Officer since May 2004 and has served as a director since our inception in May 1986. From July 2001 to May 2004, Mr. Chopra was the President of the Broadcast and Professional Division. In addition, Mr. Chopra served as Chairman of our Board of Directors from January 1990 to July 2002. Mr. Chopra served as our President of the Professional Media Division from July 2000 to July 2001, and as our Vice President, General Manager, Desktop Products from April 1997 to July 2000. Mr. Chopra previously served as our Chief Technology Officer from June 1996 to April 1997, Vice President of Engineering from January 1990 to June 1996, and as our President and Chief Executive Officer from our inception to January 1990.

Mr. Martin has served as our Senior Vice President of Human Resources and Legal, and Corporate Secretary since May 2004. From November 2003 to April 2004, Mr. Martin served as Vice President of Human Resources at Charles Schwab Financial Services. From December 1999 to May 2003, Mr. Martin was the Executive Vice President, Chief Administrative Officer and Corporate Secretary of DIRECTV Broadband, Inc., formerly Telocity. From 1982 to 1999, Mr. Martin held a variety of management positions including Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of Van Kampen Investments, Inc.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning our company may be accessed through the SEC’s website at http://www.sec.gov. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

You may also find on our website at http://www.pinnaclesys.com electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES

Our principal administrative, marketing, manufacturing and product development facility is located in Mountain View, California. This facility occupies approximately 106,000 square feet pursuant to a lease which commenced August 15, 1996 and which will terminate June 30, 2005. We have an option to extend the term of this lease after June 30, 2005 for an additional term of up to twelve months.

We also lease a 30,000 square foot office in Braunschweig, Germany which houses engineering, administrative, logistics and marketing operations for our consumer products. The Braunschweig lease expires in May 2009. In addition, we lease offices for engineering and support operations in Indianapolis, Indiana and Rochelle Park, New Jersey.

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

In October 2002, we filed a claim against XOS Technologies, Inc. (“XOS”), its principals, and certain former employees of ours and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleges misappropriation of our trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against us, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. We believe the counterclaims are without merit and intend to vigorously defend the action. We moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. We again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Subsequently, we and the individual defendants entered into a settlement agreement, whereby we dismissed the action as against the individual defendants. A jury trial on our claims commenced January 20, 2004, and the jury rendered a verdict in favor of XOS on our trade secret misappropriation claim. In June 2004, the parties entered into a non-monetary settlement agreement, whereby both parties agreed to dismiss the case with prejudice, and the court subsequently entered an order dismissing the case in accordance with the parties’ agreement.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a Letter of Credit through a financial institution on April 11, 2003, which will expire on April 11, 2005, for $16.9 million. We filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest of $3.5 million. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. We have not yet received a decision from the court. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against us in the Athle-Tech Claim and have provided notice of such claim to the former shareholders. We have entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, we have held back approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, we are obligated to refund the difference in cash to such shareholder. Although we believe we are also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, and we are contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems, Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. On May 4, 2004, the defendants filed a petition to remove the case to the U.S. District Court for the Middle District of Florida, and the case was subsequently remanded to the Sixth Judicial Circuit Court for Pinellas County, Florida. The court has issued an order staying all proceedings until October 28, 2004 or until the appellate court renders a decision on the Athle-Tech Claim, whichever is earlier. The 2004 Athle-Tech Claim essentially alleges the same causes of action as the original Athle-Tech Claim but seeks additional damages. More particularly, the complaint alleges that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. We believe the complaint is barred by the judgment in the Athle-Tech Claim and is without merit, and we intend to vigorously defend the action. However, there can be no assurance that we will prevail in defending the action. In addition, the adjudication of both the 2004 Athle-Tech Claim and our claim for indemnification may be time-consuming and protracted.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol PCLE. The following table sets forth for the fiscal periods indicated the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	High	Low
Fiscal Year Ended June 30, 2004:
Fourth Quarter	$9.73	$6.79
Third Quarter	$9.34	$7.20
Second Quarter	$8.94	$6.75
First Quarter	$13.54	$7.56

Fiscal Year Ended June 30, 2003:
Fourth Quarter	$11.90	$8.87
Third Quarter	$14.25	$8.55
Second Quarter	$14.58	$9.33
First Quarter	$10.77	$7.92

The closing price of our common stock on the NASDAQ National Market on June 30, 2004 was $7.15 per share.

As of September 2, 2004, we had 248 stockholders of record of our common stock. We have never paid cash dividends on our capital stock. We currently expect that we will retain our future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.

We were previously contingently liable to issue up to 399,363 shares of our common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between us and a former shareholder of DES and Montage, we issued 24,960 shares in December 2003 and retained unconditionally 74,881 shares in December 2003 as satisfaction for one of the Montage shareholder’s indemnification obligation for the Athle-Tech claim. At June 30, 2004, we were contingently liable to issue 299,522 shares of our common stock. Our obligation to issue these shares is contingent upon the final legal damages and costs assessed against us in the Athle-Tech litigation and the outcome of our claim for indemnification against certain of the former shareholders of Montage for the Athle-Tech damages and costs. (See Note 6 of Notes to Consolidated Financial Statements). If and when the 299,522 contingent shares are issued, we would increase the number of basic and diluted weighted-average shares outstanding.

Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference under the section entitled “Executive Compensation and Other Matters” contained in our proxy statement for our 2004 annual meeting of shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data for each of the years in the five-year period ended June 30. The results for the fiscal year ended June 30, 2004 are not necessarily indicative of the results for any future period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements as of June 30, 2004 and 2003 and for each of the years in the three-year period ended June 30, 2004 and notes thereto set forth on Pages F-1 to F-40 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales	$334,827	$331,080	$231,791	$250,237	$236,830
Costs and expenses:
Cost of sales	174,883	152,117	114,204	144,549	113,573
Engineering and product development	42,336	38,204	31,445	34,305	27,767
Sales, marketing and service	104,406	92,927	71,457	65,882	54,989
General and administrative	23,033	19,435	15,607	14,686	10,554
Amortization of goodwill	—	—	18,018	14,352	7,173
Amortization of other intangible assets	8,329	14,601	17,873	16,391	11,209
Impairment of goodwill	12,311	—	—	—	—
Impairment of other intangible assets	10,294	—	—	—	—
Restructuring costs	5,338	—	—	—	—
Legal judgment	—	15,161	—	—	—
In-process research and development	2,193	470	—	—	3,500
Legal settlement	—	—	—	—	2,102
Acquisition settlement	—	—	—	12,880	—

Total costs and expenses	383,123	332,915	268,604	303,045	230,867

Operating income (loss)	(48,296)	(1,835)	(36,813)	(52,808)	5,963
Interest and other income (expense), net	(295)	2,516	2,208	1,890	3,403
Impairment of equity investments	—	—	—	(1,658)	—

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(48,591)	681	(34,605)	(52,576)	9,366
Income tax expense (benefit)	(1,147)	3,251	5,478	7,616	1,779

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(47,444)	(2,570)	(40,083)	(60,192)	7,587

Discontinued operations:
Income from discontinued operations, net of taxes	71	—	—	—	—
Loss on sale of discontinued operations, net of taxes	(6,820)	—	—	—	—

Loss from discontinued operations	(6,749)	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(54,193)	(2,570)	(40,083)	(60,192)	7,587
Cumulative effect of change in accounting principle	—	(19,291)	—	(356)	—

Net income (loss)	$(54,193)	$(21,861)	$(40,083)	$(60,548)	$7,587

Income (loss) per share from continuing operations before cumulative effect of change in accounting principle:
Basic	$(0.71)	$(0.04)	$(0.70)	$(1.16)	$0.16

Diluted	$(0.71)	$(0.04)	$(0.70)	$(1.16)	$0.14

Loss per share from discontinued operations:
Basic and diluted	$(0.10)	$—	$—	$—	$—

Cumulative effect per share of change in accounting principle:
Basic and diluted	$—	$(0.32)	$—	$(0.01)	$—

Net income (loss) per share:
Basic	$(0.81)	$(0.36)	$(0.70)	$(1.17)	$0.16

Diluted	$(0.81)	$(0.36)	$(0.70)	$(1.17)	$0.14

Shares used to compute net income (loss) per share:
Basic	67,069	61,247	56,859	51,729	48,311

Diluted	67,069	61,247	56,859	51,729	55,442

	As of June 30,
	2004	2003	2002	2001	2000
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital	$81,327	$106,616	$115,698	$114,422	$138,330
Total assets	301,744	310,876	255,703	266,957	322,799
Long-term liabilities	106	158	—	—	—
Retained earnings (accumulated deficit)	(169,487)	(115,294)	(93,433)	(53,350)	7,198
Shareholders’ equity	$210,682	$226,157	$205,908	$220,362	$259,620

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis in conjunction with Item 6: Selected Financial Data and Item 8: Financial Statements and Supplementary Data included in this Annual Report on Form 10-K.

Business Overview

We are a supplier of digital video products to a variety of customers, ranging from individuals with little or no video experience to broadcasters with specific and sophisticated requirements. Our digital video products allow our customers to capture, edit, store, view and play video, and allows them to burn that programming onto a compact disc (CD) or digital versatile disc (DVD). The increase in the number of video distribution channels including cable television, direct satellite broadcast, video-on-demand, DVDs, and the Internet have led to a rapid increase in demand for video content. This is driving a market need for affordable, easy-to-use video creation, storage, distribution and streaming tools, from beginner to broadcaster.

Our products use standard computer and network architecture, along with specialized hardware and software designed by us to provide digital video solutions to users around the world. In order to address the broadcast market, we offer products that provide solutions for live-to-air, play-out, editing, news and sports markets. In order to address the consumer market, we offer low cost, easy-to-use home video editing and viewing solutions that allow consumers to edit their home videos using a personal computer and/or view television programming on their computers. In addition, we provide products that allow consumers to view, on their television set, video and other media content stored on their computers.

For the period July 1, 2002 through June 30, 2004, we were organized and operated our business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer. See Note 10 of Notes to Consolidated Financial Statements for additional information related to our operating segments.

Acquisitions and Divestitures - Fiscal Year 2004

SCM Microsystems, Inc. and Dazzle Multimedia, Inc.

In July 2003, we acquired certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., a company that specializes in digital media and video solutions. We integrated Dazzle’s digital video editing products into our existing home video editing business in the Business and Consumer division during the three months ended September 30, 2003.

Jungle KK

In July 2003, we acquired a 95% interest in Jungle KK, a privately held distribution company based in Tokyo, Japan that specializes in marketing and distributing retail software products in Japan. On June 30, 2004, we sold our 95% interest in Jungle KK. We received and canceled 72,122 of our shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, we entered into a distribution agreement with Jungle KK to localize, promote and sell our consumer software products into the Japanese market for a royalty based on the percentage of net sales of our products sold by Jungle KK which does not constitute continuing involvement with Jungle KK.

Acquisitions - Fiscal Year 2003

Steinberg Media Technologies GmbH

In January 2003, we acquired Steinberg Media Technologies GmbH, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. We included Steinberg’s results of operations in our Business and Consumer division. We introduced our new Pinnacle-branded Steinberg audio products during the quarter ended March 31, 2003.

VOB Computersysteme GmbH

In October 2002, we acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The results of VOB’s operations have been included in our consolidated financial statements since that date. We merged VOB into our Business and Consumer division. We combined VOB’s writable CD and DVD technology with some of our existing technology during the quarter ended March 31, 2003.

Acquisitions - Fiscal Year 2002

FAST Multimedia

In October 2001, we acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively referred to as FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in our consolidated financial statements since the acquisition date. We acquired technology and products from FAST to add its sophisticated video editing software applications to our current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products.

Results of Operations

The following table sets forth, for the periods indicated, certain consolidated statement of operations data as a percentage of net sales:

	Fiscal Year Ended June 30,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	52.2	46.0	49.3
Engineering and product development	12.6	11.5	13.6
Sales, marketing and service	31.2	28.1	30.8
General and administrative	6.9	5.9	6.7
Amortization of goodwill	—	—	7.8
Amortization of other intangible assets	2.5	4.4	7.7
Impairment of goodwill	3.7	—	—
Impairment of other intangible assets	3.1	—	—
Restructuring costs	1.6	—	—
Legal judgment	—	4.6	—
In-process research and development	0.6	0.1	—

Total costs and expenses	114.4	100.6	115.9

Operating loss	(14.4)	(0.6)	(15.9)
Interest and other income (expense), net	(0.1)	0.8	1.0

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(14.5)	0.2	(14.9)
Income tax expense (benefit)	(0.3)	1.0	2.4

Loss from continuing operations before cumulative effect of change in accounting principle	(14.2)	(0.8)	(17.3)

Discontinued operations:
Income from discontinued operations, net of taxes	—	—	—
Loss on sale of discontinued operations, net of taxes	(2.0)	—	—

Loss from discontinued operations	(2.0)	—	—

Loss before cumulative effect of change in accounting principle	(16.2)	(0.8)	(17.3)
Cumulative effect of change in accounting principle	—	(5.8)	—

Net loss	(16.2)%	(6.6)%	(17.3)%

COMPARISON OF THE YEARS ENDED JUNE 30, 2004 AND 2003

Overview of Fiscal Year 2004

Our overall net sales for the fiscal year ended June 30, 2004 were $334.8 million, an increase of 1.1%, compared to overall net sales of $331.1 in the fiscal year ended June 30, 2003. Sales in the Business and Consumer division increased 7.0% in the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003. Sales in our Broadcast and Professional division decreased 6.7% in the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003. A majority of our overall net sales were generated outside of the United States during the fiscal year ended June 30, 2004: 50% of sales in Europe, 12% of sales in Asia and 38% of sales in the Americas.

Our net loss for the fiscal year ended June 30, 2004 was $54.2 million, or $0.81 per share, compared to a net loss of $21.9 million, or $0.36 per share, in the fiscal year ended June 30, 2003. In the fiscal year ended June 30,

2004, we incurred an impairment of goodwill of $12.3 million, an impairment of other intangible assets of $10.3 million, restructuring costs of $5.3 million, in-process research and development costs of $2.2 million, and a total loss from discontinued operations of $6.7 million related to Jungle KK.

On June 30, 2004, we sold our 95% interest in Jungle KK. We received and canceled 72,122 of our shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, we entered into a distribution agreement with Jungle KK to localize, promote and sell our consumer software products into the Japanese market for a royalty based on the percentage of net sales of our products sold by Jungle KK which does not constitute continuing involvement with Jungle KK. The sale of Jungle KK resulted in a total loss from discontinued operations of $6.7 million during the fiscal year ended June 30, 2004, which was comprised of income from discontinued operations of $0.1 million and a loss on sale of discontinued operations of $6.8 million.

Our cash, cash equivalents, restricted cash, and short-term marketable securities balance decreased by $9.2 million during the fiscal year ended June 30, 2004, from $98.3 million as of June 30, 2003 to $89.1 million as of June 30, 2004. During the fiscal year ended June 30, 2004, we made cash payments for acquisitions totaling $13.3 million, including cash payments of $9.7 million to SCM Microsystems, Inc. related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., and a cash payment of $3.6 million to Jungle KK related to the acquisition of a 95% interest in Jungle KK.

On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, President and Chief Executive Officer. As part of this management change and in order to better implement our strategy, we have initiated a review of our various businesses to determine which are core and non-core to our future. That review led to the implementation of a restructuring plan that is currently being executed. We plan to focus on, and invest in, those businesses that we have determined are core businesses, and will consider discontinuing or selling any non-core businesses. In order to better organize and structure our company, we plan to rationalize our product lines, improve organizational efficiency, make operational improvements, and invest in new information technology systems.

To rationalize our product lines, we have conducted a review of our products and have decided to focus on markets where we enjoy a strong position and can potentially generate superior operating margins. For example, we plan to focus on our Studio and Liquid products by moving them to a common software platform which will allow us to leverage R&D costs and create a more seamless path for Studio users to upgrade to our more advanced Liquid products. In addition, in the Broadcast market, we expect to de-emphasize the sale and deployment of customized systems and focus instead on more standardized systems.

In July 2004, we implemented a plan to reorganize from a divisional structure to a more functional organization, which we believe will lead to better organizational efficiency through the elimination of duplicative functions within our company. We have combined the operational and development functions of our previous two divisions in order to create cost savings and generate efficiencies in manufacturing, product development and services. To reduce operating costs, we initiated a plan to reduce our workforce by up to 10% during fiscal 2005. Our plan to create operational improvements includes the outsourcing of certain operational functions, including manufacturing and service functions, and the move to develop certain projects in lower-cost regions. We also plan to close and consolidate certain disparate facilitates to gain operational efficiencies. In addition, we believe we can increase the visibility and predictability of our forecasts by using better metrics to benchmark and track our progress from customer relationship management to sales force automation tools, all of which requires certain changes and investments in new information technology systems.

Change in Business Terms and Conditions

During the three months ended December 31, 2003 and the three months ended March 31, 2004, we changed certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division. Currently, we do not anticipate further changes in business terms and conditions for our remaining channel partners in the United States. The revised business terms and conditions include unlimited stock rotation rights and payment that is contingent upon the product sold through to their customers. As a result of these revised business terms and conditions, instead of recognizing revenue at the time products were shipped to these channel partners, we recognized this revenue when the products were sold through to the customer. This was a change in business terms and conditions and was not a change in accounting policy. The impact of these changes to our business terms and conditions during the fiscal year ended June 30, 2004 was a decrease of approximately $7.8 million to Business and Consumer net sales, an increase of approximately $4.3 million to our net loss, a decrease to our accounts receivable of approximately $3.8 million, and an increase to our inventory of approximately $3.5 million.

Net Sales

Overall net sales increased 1.1% from $331.1 million in the fiscal year ended June 30, 2003 to $334.8 million in the fiscal year ended June 30, 2004. Net sales increased in the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003, in the Business and Consumer division, while net sales decreased in the Broadcast and Professional division.

The following is a summary of net sales by division (in thousands):

	Fiscal Year Ended June 30:
Net Sales by Division	2004	% of Net Sales	2003	% of Net Sales	% Change
Business and Consumer	$201,617	60.2%	$188,361	56.9%	7.0%
Broadcast and Professional	133,210	39.8%	142,719	43.1%	(6.7)%

Total	$334,827	100.0%	$331,080	100.0%	1.1%

In the Business and Consumer division, net sales increased 7.0% from $188.4 million in the fiscal year ended June 30, 2003 to $201.6 million in the fiscal year ended June 30, 2004. This Business and Consumer sales increase was primarily due to the addition of product lines acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 and Steinberg Media Technologies GmbH in January 2003, as well as the release of our MovieBox and ShowCenter products. In addition, our Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the Euro currency against the U.S. dollar, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the Euro currency. These sales increases were partially offset by decreased sales of our Edition, Instant and ProOne products. In addition, sales decreased due to the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, compared to what the revenue would have been had we not made these changes to our business terms and conditions.

In the Broadcast and Professional division, net sales decreased 6.7% from $142.7 million in the fiscal year ended June 30, 2003 to $133.2 million in the fiscal year ended June 30, 2004. The Broadcast and Professional sales decrease was primarily due to decreased sales of our content creation products, which was partially offset by an increase in support revenue.

Deferred revenue increased 111.9% from $6.6 million as of June 30, 2003 to $13.9 million as of June 30, 2004. This increase in deferred revenue was due to the change of certain business terms and conditions with several of our channel partners in the United States in the Business and Consumer division, an increase in billings for certain customers for whom we did not yet recognize the associated revenue since the recognition criteria were not yet met, and an increase in post-contract customer support revenue.

The following is a summary of net sales by region (in thousands):

	Fiscal Year Ended June 30:
Net Sales by Region	2004	% of Net Sales	2003	% of Net Sales	% Change

North America	$127,335	38.0%	$141,623	42.8%	(10.1)%
International	207,492	62.0%	189,457	57.2%	9.5%

Total	$334,827	100.0%	$331,080	100.0%	1.1%

We expect that international sales will continue to represent a significant portion of our total net sales. As a result, net sales and expenses will continue to be affected by changes in the relative strength of the U.S. dollar against certain major international currencies, primarily the Euro.

North American sales decreased 10.1% from $141.6 million in the fiscal year ended June 30, 2003 to $127.3 million in the fiscal year ended June 30, 2004. This North American sales decrease was primarily due to decreased sales of our content creation products. In addition, sales decreased due to the change of certain business terms and conditions with several of our channel partners in the United States in our Business and Consumer division, compared to what the revenue would have been had we not made these changes to our business terms and conditions. This sales decrease was partially offset by increased sales from the addition of product lines acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 and an increase in support revenue.

International sales increased 9.5% from $189.5 million in the fiscal year ended June 30, 2003 to $207.5 million in the fiscal year ended June 30, 2004. This international sales increase was primarily due to the addition of product lines acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 and Steinberg Media Technologies GmbH in January 2003, as well as the release of our MovieBox and ShowCenter products. In addition, our Business and Consumer sales increased due to the favorable currency impact resulting from the strengthening of the Euro against the U.S. dollar, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in Euro.

Cost of Sales

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Cost of sales	$174,883	$152,117	15.0%
As a percentage of net sales	52.2%	46.0%

We distribute and sell our products to users through a the combination of independent distributors, dealers and VARs (value-added resellers), OEMs, retail chains, and, to a lesser extent, a direct sales force. Sales to independent distributors, dealers and VARs, OEMs, and retail chains, are generally at a discount to the published list prices. The amount of discount, and consequently, our net sales less cost of sales, as a percentage of net sales, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors.

Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage.

Business and Consumer cost of sales increased 23.3% from $94.1 million in the fiscal year ended June 30, 2003 to $116.0 million in the fiscal year ended June 30, 2004. As a percentage of Business and Consumer net sales, our Business and Consumer cost of sales increased from 50.0% in the fiscal year ended June 30, 2003 to 57.5% in the fiscal year ended June 30, 2004. The increase in Business and Consumer cost of sales was due to a change in product mix, increased sales for the fiscal year ended June 30, 2004 compared to the fiscal year ended June 30, 2003, as well as an increase in certain royalty expenses. In addition, our Business and Consumer cost of sales increased due to the unfavorable currency impact resulting from the strengthening of the Euro currency against the U.S dollar, since a portion of our Business and Consumer products were procured in Europe and denominated in the Euro currency. Our Business and Consumer cost of sales will continue to be affected by changes in the relative strength of the U.S. dollar against certain major international currencies, primarily the Euro. Our Business and Consumer cost of sales may fluctuate in the future based on the mix of hardware and software products sold.

Broadcast and Professional cost of sales increased 1.5% from $58.0 million in the fiscal year ended June 30, 2003 to $58.9 million in the fiscal year ended June 30, 2004. As a percentage of Broadcast and Professional net sales, our Broadcast and Professional cost of sales increased from 40.6% in the fiscal year ended June 30, 2003 to 44.2% in the fiscal year ended June 30, 2004. The increase in Broadcast and Professional cost of sales was due to the write down of certain excess and obsolete inventory and an increase in installation costs associated with one of our large system sales.

Engineering and Product Development

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Engineering and product development expenses	$42,336	$38,204	10.8%
As a percentage of net sales	12.6%	11.5%

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, depreciation and facility costs.

The increase in engineering and product development expenses was primarily due to increased headcount related to our acquisitions of Steinberg Media Technologies GmbH in January 2003 and increased costs related to the development of new products, including higher consulting services.

Sales, Marketing and Service

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Sales, marketing and service expenses	$104,406	$92,927	12.4%
As a percentage of net sales	31.2%	28.1%

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services.

The increase in sales, marketing and service expenses was primarily due to increased headcount related to our acquisition of Steinberg Media Technologies GmbH in January 2003. In addition, our Business and Consumer sales, marketing and service expenses increased due to the unfavorable currency impact resulting from the strengthening of the Euro against the U.S. dollar during the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003, since a significant portion of our Business and Consumer sales were generated in Europe and denominated in the Euro. These increases in sales, marketing and service expenses were offset by decreases in our advertising and marketing expenses.

Our Business and Consumer sales, marketing and service expenses will continue to be affected by changes in the relative strength of the U.S. dollar against certain major international currencies, primarily the Euro.

General and Administrative

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
General and administrative expenses	$23,033	$19,435	18.5%
As a percentage of net sales	6.9%	5.9%

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal, accounting and consulting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses.

The increase in general and administrative expenses was primarily due to additional general and administrative expenses that resulted from the acquisition of Steinberg Media Technologies GmbH in January 2003, increased compensation and recruiting costs for several of our new executives, higher legal fees related to several pending legal claims, and higher accounting and consulting fees.

We expect to continue to incur significant legal fees, since we currently are involved in several pending legal matters. (See Note 6 of Notes to Consolidated Financial Statements).

Amortization of Other Intangible Assets

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Amortization of other intangible assets	$8,329	$14,601	(43.0)%
As a percentage of net sales	2.5%	4.4%

Acquisition-related intangible assets result from our acquisition of businesses accounted for under the purchase method of accounting and consist of the values of identifiable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other net identifiable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to five years.

The decrease in amortization was primarily due to the impairment charge of $10.3 million for amortizable intangible assets that we recorded during the three months ended December 31, 2003, which lowered the carrying amount of our intangible assets, as well as several intangible assets that became fully amortized. This decrease was partially offset by an increase in intangible amortization resulting from the acquisition of Steinberg Media Technologies GmbH in January 2003, and the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003.

Impairment of Goodwill

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Impairment of goodwill	$12,311	$—	—%
As a percentage of net sales	3.7%	—%

During the three months ended December 31, 2003, we re-assessed our business plan and revised the projected operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill as required by SFAS No. 142. As a result, we concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of our reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003.

During the three months ended June 30, 2004, we re-assessed our business plan, in conjunction with Patti S. Hart joining our company on March 1, 2004 as our Chairman of the Board of Directors, President and Chief Executive Officer, and revised the projected operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill. We performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended June 30, 2004, and concluded that our goodwill was impaired since the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of our reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.3 million during the three months ended June 30, 2004. There were no such charges in the fiscal year ended June 30, 2003.

Impairment of Other Intangible Assets

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Impairment of other intangible assets	$10,294	$—	—%
As a percentage of net sales	3.1%	—%

During the three months ended December 31, 2003, we restructured our consumer and audio business, which is part of the Business and Consumer segment, which triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, we concluded that our amortizable intangible assets were impaired and we recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to our Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. We recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets. There were no such charges in the fiscal year ended June 30, 2003.

Restructuring Costs

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Restructuring costs	$5,338	$—	—%
As a percentage of net sales	1.6%	—%

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

As a result of the restructuring plan during the three months ended December 31, 2003, we recorded restructuring costs of $5.0 million, which consisted of $3.8 million for workforce reductions, including severance and benefits costs for 77 employees, and $1.2 million of costs resulting from exiting certain leased facilities. $3.0 million of the restructuring costs related to our Business and Consumer segment and $2.0 million of the restructuring costs related to our Broadcast and Professional segment. $1.3 million of the total $3.8 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of our Board of Directors. $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, President and Chief Executive Officer, replacing Charles J. Vaughan who had served as interim President and Chief Executive Officer from November 2003 through February 2004 and replacing Mark L. Sanders who held the position of Chairman of the Board of Directors from July 2002 through February 2004.

During the three months ended March 31, 2004, we recorded restructuring costs of approximately $0.3 million for severance and benefits. We did not incur any restructuring costs during the three months ended June 30, 2004 or during the fiscal year ended June 30, 2003.

The following table summarizes the accrued restructuring balances as of June 30, 2004:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Costs incurred	$3,801	$1,217	$5,018
Cash payments	(1,166)	(131)	(1,297)

Balance as of December 31, 2003	2,635	1,086	3,721
Costs incurred	320	—	320
Cash payments	(1,369)	(165)	(1,534)
Non-cash settlements	(596)	—	(596)

Balance as of March 31, 2004	990	921	1,911
Cash payments	(521)	(105)	(626)

Balance as of June 30, 2004	$469	$816	$1,285

Our accrual as of June 30, 2004 for severance and benefits will be paid through June 30, 2006. Our accrual as of June 30, 2004 for leased facilities will be paid over their respective lease terms through August 2006.

In July 2004, we announced a restructuring plan, which we expect to implement over the next three to six months ending December 31, 2004. The restructuring plan will include a reduction of workforce, associated with the realignment of our business to a functional organizational structure, and will result in a restructuring charge. We are also in the process of evaluating whether to vacate excess leased space in both U.S. and European locations, and therefore, may incur additional restructuring costs in the next three to six months ending December 31, 2004.

Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates were made. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods.

Legal Judgment

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Legal judgment	$—	$15,161	(100.0)%
As a percentage of net sales	—%	4.6%

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated (Athle-Tech) v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle was filed (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13,

2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the three months ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a letter of credit through one of our financial institutions on April 11, 2003, which expires on April 11, 2005, for $16.9 million and was collateralized by restricted cash as of June 30, 2004. (See Note 6 of Notes to Consolidated Financial Statements). As of June 30, 2004 and June 30, 2003, we had a total legal judgment accrual of $14.2 million.

In-Process Research and Development

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
In-process research and development costs	$2,193	$470	366.6%
As a percentage of net sales	0.6%	0.1%

During the three months ended September 30, 2003, we recorded in-process research and development costs of approximately $2.2 million, all of which related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified relates to the DVC 150 product and has a value of $1.8 million. The second project identified relates to the Acorn product and has a value of $0.4 million. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 23% was deemed appropriate for valuing in-process research and development projects.

During the three months ended March 31, 2003, we recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg Media Technologies GmbH. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified relates to the music instrument products and has a value of $0.4 million. The second project identified relates to the creative tool market and has a value of $0.1 million. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in-process projects. The stage of completion of each in-process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, a discount rate of 30% was deemed appropriate for valuing in-process research and development projects.

Interest and Other Income (Expense), Net

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Interest and other income	$1,345	$1,691	(20.5)%
Interest expense on DES earnout settlement	(2,050)	—	—%
Foreign currency remeasurement and transaction gains	410	825	(50.3)%

Interest and other income (expense), net	$(295)	$2,516	(111.7)%

As a percentage of net sales	(0.1)%	0.8%

Interest and other income (expense), net, consists primarily of interest income (expense) generated from our investments in money market funds, government securities, and foreign currency remeasurement or transaction gains or losses.

The decrease in interest and other income was primarily due to lower interest rate yields earned on investments. We recorded interest expense of $2.1 million during the fiscal year ended June 30, 2004 in connection with the DES earnout settlement. Foreign currency remeasurement and transaction gains decreased in the fiscal year ended June 30, 2004, compared to the fiscal year ended June 30, 2003, due to a decrease in foreign currency transaction gains. In the fiscal year ended June 30, 2004, we incurred foreign currency transaction gains of approximately $0.4 million. In the fiscal year ended June 30, 2003, we incurred a foreign currency remeasurement gain of approximately $1.2 million, resulting from the remeasurement of an intercompany loan (see Note 1 of Notes to Consolidated Financial Statements), which was partially offset by approximately $0.4 million in foreign currency transaction losses.

Income Tax Expense (Benefit)

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Income tax expense (benefit)	$(1,147)	$3,251	(135.3)%
As a percentage of net sales	(0.3)%	1.0%

Income taxes are comprised of state and foreign income taxes. We recorded a benefit for income taxes of $1.1 million for the fiscal year ended June 30, 2004 primarily relating to the tax impact of the impairment of certain intangible assets, offset by taxes on income from our international subsidiaries. Included in the income tax benefit for the fiscal year ended June 30, 2004 is a $3.5 million income tax benefit that we recorded to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets. (See Note 4 of Notes to Consolidated Financial Statements). We recorded a provision for income taxes of $3.3 million for the fiscal year ended June 30, 2003 primarily relating to income from our international subsidiaries. The net deferred tax liabilities as of June 30, 2004 and June 30, 2003 were $(2.0) million and $(7.8) million, respectively. In accordance with generally accepted accounting principles in the U.S., a valuation allowance of $63.7 million, of which $24.6 million was recorded during the fiscal year ended June 30, 2004, is recorded against the U.S. deferred tax asset to reduce the net U.S. deferred tax asset to an amount considered to be more likely than not realizable. The majority of the valuation allowance relates to accrued expenses and allowances, acquired intangibles, and net operating loss carryforwards, which will be benefited as a reduction in tax expense if it is later determined that the related deferred tax asset is more likely than not to be realized. $24.6 million of the valuation allowance relates to tax benefits arising from the exercise of stock options which will be credited to shareholders’ equity when recognized.

As of June 30, 2004, we had federal and state net operating loss carryforwards of approximately $78.4 million and $23.8 million, respectively. Our federal net operating loss carryforwards expire in the years 2012 through 2024, if not utilized. Our state net operating loss carryforwards expire in the years 2013 through 2014, if not utilized. We had foreign net operating loss carryforwards of $2.5 million, which have no expiration provision. In addition, we had federal research and experimentation credit carryforwards of $3.6 million, which expire in 2004 through 2023, and state research and experimentation credit carryforwards of $3.6 million, which have no expiration provision. We also had other various federal and state credits of $0.3 million with various or no expiration provisions.

Discontinued Operations

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Income from discontinued operations, net of taxes	$71	$—	—%
Loss on sale of discontinued operations, net of taxes	(6,820)	—	—%

Loss from discontinued operations	$(6,749)	$—	—%

As a percentage of net sales	(2.0)%	—%

On June 30, 2004, we sold our 95% interest in Jungle KK. We received and canceled 72,122 of our shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, we entered into a distribution agreement with Jungle KK to localize, promote and sell our consumer software products into the Japanese market for a royalty based on the percentage of net sales of our products sold by Jungle KK which does not constitute continuing involvement with Jungle KK.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported the results of operations and financial position of Jungle KK in discontinued operations within the statements of operations for the fiscal year ended June 30, 2004. Since we acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for Jungle KK in discontinued operations reflect the period from July 1, 2003 through June 30, 2004. Since we sold Jungle KK on June 30, 2004, our consolidated balance sheet as of June 30, 2004 does not include the financial position for Jungle KK. The results of operations and financial position of Jungle KK were previously reported and included in the results of operations and financial position of our Business and Consumer division.

The results from discontinued operations for the fiscal year ended June 30, 2004 were as follows (in thousands):

Fiscal Year Ended June 30, 2004
Net sales	$8,279
Cost of sales	(4,919)
Operating expenses	(3,199)

Operating income	161
Interest and other expense, net	(93)

Income before income taxes	68
Income tax benefit	(3)

Income from discontinued operations	71
Loss on sale of discontinued operations	(6,820)

Loss from discontinued operations	$(6,749)

Cumulative Effect of Change in Accounting Principle

	Fiscal Year Ended June 30,
(In thousands)	2004	2003	% Change
Cumulative effect of change in accounting principle	$—	$(19,291)	(100.0)%
As a percentage of net sales	—%	(5.8)%

We performed the transitional goodwill impairment analysis as required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional segment exceeded their fair value. As a result, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the fiscal year ended June 30, 2003 in the accompanying consolidated statements of operations. (See Note 4 of Notes to Consolidated Financial Statements).

We recorded no such cumulative effect of change in accounting principle charge during the fiscal year ended June 30, 2004. However, we performed an interim goodwill impairment analysis as required by SFAS No. 142 and an impairment analysis for long-lived assets and amortizable intangible assets as required by SFAS No. 144 during the three months ended December 31, 2003 and determined that our goodwill and certain of our other intangibles assets were impaired. As a result, we recorded an impairment charge of $6.0 million for goodwill and an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003 to reduce the carrying amount of our goodwill and other intangible assets as of December 31, 2003. We also performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended June 30, 2004 and determined that our goodwill was impaired. As a result, we recorded an impairment charge of $6.3 million for goodwill during the three months ended June 30, 2004 to reduce the carrying amount of our goodwill as of June 30, 2004. These charges were reflected as operating expenses entitled impairment of goodwill and impairment of other intangible assets during the fiscal year ended June 30, 2004 in the accompanying consolidated statements of operations. (See Note 4 of Notes to Consolidated Financial Statements).

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

During the quarter ended September 30, 2001, we reorganized and merged operations of the Broadcast division and the Professional Media division into one division named the Broadcast and Professional division. The new divisions equate to two reportable segments: Broadcast and Professional, and Business and Consumer. The reorganization was performed to provide a structure that would allow better focus on our business and reduction of costs. As part of this reorganization, we consolidated some of our operational and administrative functions, resulting in involuntary termination expenses of approximately $0.7 million related to severance and associated costs related to employees who were terminated during the quarter ended September 30, 2001.

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

Legal Judgment

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated (Athle-Tech) v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle was filed (referred to as the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we have accrued $14.2 million as of June 30, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a letter of credit through one of our financial institutions on April 11, 2003, which expires on April 11, 2005, for $16.9 million and was collateralized by restricted cash as of June 30, 2003. We had no such legal judgment expense during the fiscal year ended June 30, 2002.

In-Process Research and Development

During the three months ended March 31, 2003, we recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg Media Technologies GmbH. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified relates to the music instrument products and has a value of $0.4 million. The second project identified relates to the creative tool market and has a value of $0.1 million. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in-process projects. The stage of completion of each in-process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, a discount rate of 30% was deemed appropriate for valuing in-process research and development projects.

Interest and Other Income, net

Interest and other income, net consists primarily of interest income generated from our investments in money market funds, government securities and high-grade commercial paper, and foreign currency transaction gains or losses. Interest and other income increased 13.9% to $2.5 million in the fiscal year ended June 30, 2003 from $2.2 million in the fiscal year ended June 30, 2002. This increase in interest and other income was primarily due to a foreign currency remeasurement gain of approximately $1.2 million, resulting from foreign currency fluctuations on one of our intercompany accounts (see Note 1 of Notes to Consolidated Financial Statements), which was partially offset by lower interest rate yields earned on investments.

Income Tax Expense

Income taxes are comprised of state and foreign income taxes. We recorded a provision for income taxes of $3.3 million and $5.5 million for the fiscal years ended June 30, 2003 and 2002, respectively, primarily relating to income from our international subsidiaries. The net deferred tax liabilities as of June 30, 2003 and June 30, 2002 were $(7.8) million and $(0.7) million, respectively. In accordance with generally accepted accounting principles in the U.S., a valuation allowance of $39.1 million, of which $3.8 million was recorded during year ended June 30, 2003, is recorded against the U.S. deferred tax asset, to reduce the net U.S. deferred tax asset to an amount considered to be more likely than not realizable. The majority of the valuation allowance relates to accrued expenses and allowances, acquired intangibles, and net operating loss carryforwards, which will be benefited as a reduction in tax expense if it is later determined that the related deferred tax asset is more likely than not to be realized. The valuation allowance of $8.8 million relates to tax benefits associated with the exercise of stock options, which will be credited to stockholders’ equity when recognized.

As of June 30, 2003, we had federal and state net operating loss carryforwards of approximately $20.7 million and $11.4 million, respectively. Our federal net operating loss carryforwards expire in the years 2020 through 2023, if not utilized. Our state net operating loss expires in the years 2011 through 2014, if not utilized. In addition, we had federal research and experimentation credit carryforwards of $3.5 million, which expire in 2003 through 2022, and state research and experimentation credit carryforwards of $0.9 million, which have no expiration provision. We also had other various federal and state credits of $0.3 million with various or no expiration provisions.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, restricted cash and short-term marketable securities balances as of June 30, 2004 and June 30, 2003 are summarized as follows (in thousands):

	As of June 30, 2004	As of June 30, 2003
Cash and cash equivalents	$61,299	$62,617
Restricted cash	16,850	16,890
Short-term marketable securities	10,955	18,804

Total cash and cash equivalents, restricted cash and short-term marketable securities	$89,104	$98,311

Cash and cash equivalents were $61.3 million as of June 30, 2004, compared to $62.6 million as of June 30, 2003. Cash and cash equivalents as of June 30, 2004 and June 30, 2003 do not include $16.9 million of cash that was classified as restricted cash, since the funds are restricted for the Athle-Tech Claim (see Note 6 of Notes to Consolidated Financial Statements).

Cash and cash equivalents decreased $1.3 million during the fiscal year ended June 30, 2004, compared to a decrease of $18.0 million during the fiscal year ended June 30, 2003. We have funded our operations to date through sales of equity securities, the exercise of employee stock options and employee stock purchase plans, as well as through cash flows from operations. Although we believe our existing cash, cash equivalents and cash flow anticipated to be generated by future operations will be sufficient to meet our operating requirements for the next twelve months, we may be required to seek additional financing within this period.

Our operating, investing and financing activities for the fiscal years ended June 30, 2004 and 2003 are summarized as follows (in thousands):

	Fiscal Year Ended June 30,
	2004	2003
Cash provided by operating activities of continuing operations	$5,999	$4,341
Cash used in investing activities	(16,854)	(31,559)
Cash provided by financing activities	9,367	15,458

Operating Activities

Our operating activities generated cash of $6.0 million during the fiscal year ended June 30, 2004, compared to generating cash of $4.3 million during the fiscal year ended June 30, 2003.

Cash generated from operations of $6.0 million during the fiscal year ended June 30, 2004 was primarily attributable to a decrease in accounts receivable and an increase in deferred revenue, which were partially offset by increases in inventories, and our net loss after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, the loss on disposal of property and equipment, in-process research and development, the impairment of goodwill and other intangible assets, interest expense on DES earnout settlement and stock-based compensation. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $2.2 million during the fiscal year ended June 30, 2004, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. As discussed in the section entitled “Impairment of Goodwill and Other Intangible Assets” above, we recorded an impairment charge for goodwill and other intangible assets of $22.6 million during the fiscal year ended June 30, 2004.

Cash generated from operations of $4.3 million during the fiscal year ended June 30, 2003 was primarily attributable to a significant increase in accrued and other liabilities, an increase in accounts payable and a decrease in inventories, which was partially offset by increases in accounts receivables and prepaid expenses, and a decrease in deferred revenues. The significant increase in accrued expenses was primarily attributable to the accrual of the Athle-Tech legal judgment (See the section entitled “Legal Judgment” above). Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and avoid stock-outs with the risk of inventory excess or obsolescence caused by, among other things, rapidly changing technology, customer requirements and change in demand. As discussed in the section entitled “Cumulative Effect of Change in Accounting Principle,” above, we recorded a charge of $19.3 million during the fiscal year ended June 30, 2003 to reduce the carrying amount of goodwill. As discussed in the section entitled “In-Process Research and Development,” above, we recorded in-process research and development costs of $0.5 million, related to the acquisition of Steinberg Media Technologies GmbH, during the fiscal year ended June 30, 2003.

Investing Activities

Our investing activities consumed cash of $16.9 million during the fiscal year ended June 30, 2004 compared to consuming cash of $31.6 million during the fiscal year ended June 30, 2003.

Cash consumed by investing activities of $16.9 million during the fiscal year ended June 30, 2004 was primarily due to cash payments for the acquisition of a 95% interest in Jungle KK in July 2003 and the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. In addition, cash was consumed for the purchase of property and equipment, and the purchase of marketable securities, which was partially offset by the proceeds from the maturity of marketable securities.

Cash consumed by investing activities of $31.6 million during the fiscal year ended June 30, 2003 was primarily due to the purchase of marketable securities and the cash payments for the acquisitions of Steinberg Media Technologies GmbH in January 2003 and VOB Computersysteme GmbH in October 2002, which were partially offset by the proceeds from the maturity of marketable securities. Cash was also consumed for the purchase of property and equipment.

Financing Activities

Our financing activities generated cash of $9.4 million during the fiscal year ended June 30, 2004 compared to generating cash of $15.5 million during the fiscal year ended June 30, 2003.

Cash generated from financing activities of $9.4 million during the fiscal year ended June 30, 2004 and $15.5 million during the fiscal year ended June 30, 2003 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of June 30, 2004, we were not subject to any pending litigation alleging that our products infringe the intellectual property rights of any third parties.

As permitted under California law, we have agreements whereby we indemnify our officers and directors and certain other employees for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the indemnified party’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $11.1 million, $4.3 million and $2.1 million for each of the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Contractual Obligations

Our contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce our products for sale.

The impact that our contractual obligations as of June 30, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	$14,574	$5,491	$6,350	$2,310	$423
Purchase obligations	26,502	26,502	—	—	—

Total	$41,076	$31,993	$6,350	$2,310	$423

(1)	This represents the future minimum lease payments.

Foreign Exchange Contracts

At June 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$13.0	0.846
British Pound	3.4	0.5525
Japanese Yen	1.5	108.7173

Total	$17.9

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

Revenue from post-contract customer support (“PCS”) is recognized ratably over the contractual term (typically one year). Installation and training revenue is deferred and recognized as these services are performed. For systems with complex installation processes where installation is considered essential to the functionality of the product (for example, when the services can only be performed by us), product and installation revenue is deferred until completion of the installation. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer’s acceptance of the products and services has been received, the acceptance period has lapsed, or a certain event has occurred, such as achievement of system “on-air” status, which contractually constitutes acceptance. For shrink-wrapped products with telephone and email support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide this telephone and email support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling amounts billed to customers are included in revenue.

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, we reduce revenue recognized for estimated future returns, estimated funds for certain marketing development activities, price protection and rebates, at the time the related revenue is recorded. In order to estimate these future returns and credits, we analyze historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of our products.

Revenue from certain channel partners, who have unlimited return rights and payment that is contingent upon the product being sold through to their customers, is recognized when the products are sold through to the customer, instead of being recognized at the time products are shipped to these channel partners.

We record OEM licensing revenue, primarily royalties, when OEM partners report product shipments incorporating Pinnacle software, provided collection of such revenue is deemed probable.

Our systems sales frequently involve multiple element arrangements in which a customer purchases a combination of hardware product, PCS, and/or professional services. For multiple element arrangements revenue is allocated to each element of the arrangement based on the relative fair value of each of the elements. When evidence of fair value exists for each of the undelivered elements but not for the delivered elements, we use the residual method to recognize revenue for the delivered elements. Under this method, the fair value of the undelivered elements is deferred until delivered and the remaining portion of the revenue is recognized. If evidence of the fair value of one or more of the undelivered elements does not exist, then revenue for the entire arrangement is only recognized when delivery of those elements has occurred or fair value has been established. Fair value is based on the prices charged when the same element is sold separately or based on stated renewal rates for support related to systems sales. Changes to the elements in a software arrangement and the ability to identify fair value for those elements could materially impact the amount of earned and unearned revenues. Judgment is also required to assess whether future releases of certain software represent new products or software updates.

For arrangements where undelivered services are essential to the functionality of delivered software, we recognize both the product revenues and service revenues using the percentage-of-completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We follow the percentage-of-completion method when reasonably dependable estimates of progress toward completion of a contract can be made. We estimate the percentage of completion on contracts using costs incurred to date as a percentage of total costs estimated to complete the contract. Costs incurred include labor costs and equipment placed into service. If we do not have a sufficient basis on which to measure the progress toward completion, we recognize revenue using the completed-contract method, and thus recognize revenue when we receive final acceptance from the customer. To the extent that there is no evidence of fair value for the support element, or a gross margin cannot otherwise be estimated since estimating the final outcome of the contract may be impractical except to assure that no loss will be incurred, we use a zero estimate of profit (recognizing revenue to the extent of direct and incremental costs incurred) until such time as a gross margin can be estimated or the contract is completed. When the estimate indicates a loss, such loss is recorded in the period identified. If estimates change, the adjustment could have a material effect on our results of operations in the period of the change.

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

In accordance with SFAS No. 142, we evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. If we determine that our goodwill has been impaired, we will recognize an impairment charge. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. In the first quarter of fiscal year 2005, the market price of our stock has declined significantly, which has resulted in a significant decline in our market capitalization. As the upcoming goodwill impairment analysis will take into consideration the decrease in market capitalization, we may be required to record an impairment of goodwill in the three months ending September 30, 2004.

Fiscal Year 2003

We performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of its reporting units in the Broadcast and Professional division exceeded their fair value. As a result, we recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the fiscal year ended June 30, 2003 in the accompanying consolidated statements of operations.

Fiscal Year 2004

We performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired.

During the three months ended December 31, 2003, we re-assessed our business plan and revised the projected operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill. We performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003.

During the three months ended December 31, 2003, we restructured our consumer and audio business, which is part of the Business and Consumer segment, and triggered an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, we concluded that certain amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to our Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. We recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of our amortizable intangible assets.

During the three months ended June 30, 2004, we re-assessed our business plan, in conjunction with Patti S. Hart joining our company on March 1, 2004 as our Chairman of the Board of Directors, President and Chief Executive Officer, and revised the projected operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill. As a result, we revised the projected operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill. We performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended June 30, 2004 and concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.3 million during the three months ended June 30, 2004.

In summary, we recorded a total impairment charge of $22.6 million during the fiscal year ended June 30, 2004, which was comprised of a goodwill impairment charge of approximately $12.3 million and an amortizable intangible assets impairment charge of approximately $10.3 million. As of June 30, 2004 and June 30, 2003, we had $73.3 million and $60.6 million of goodwill, respectively. As of June 30, 2004 and June 30, 2003, we had approximately $16.3 million and approximately $29.3 million of amortizable intangible assets, respectively.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Through June 30, 2004, we believe it is more likely than not that substantially all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit in the period in which such determination is made. A credit to shareholders’ equity would result if the reduction of the valuation allowance were related to tax benefits arising from the exercise of stock options. If the reduction of the valuation allowance were related to any acquired companies, the credit would be to goodwill.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue No. 03-1 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115 that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. Issue No. 03-1 is effective for reporting periods beginning after June 15, 2004. We do not expect the adoption of EITF No. 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

FACTORS THAT COULD AFFECT FUTURE RESULTS

There are various factors that may cause our future net revenue and operating results to fluctuate. As a result, quarter-to-quarter variations could result in a substantial decrease in our stock price if our net revenue and operating results are below analysts’ expectations.

Our net revenue and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are beyond our control. These factors include:

•	adverse changes in general economic conditions in any of the countries in which we do business;

•	increased competition and pricing pressure;

•	the timing of significant orders from and shipments to major customers, including OEMs and our large broadcast accounts;

•	the timing and market acceptance of our new products and upgrades;

•	the timing of customer acceptance on large system sales;

•	our success in developing, marketing and shipping new products;

•	our dependence on the distribution channels through which our products are sold;

•	the accuracy of our and our resellers’ forecasts of end-user demand;

•	the accuracy of inventory forecasts;

•	our ability to obtain sufficient supplies from our subcontractors on a timely basis;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement our business and product plans;

•	the timing and level of consumer product returns;

•	foreign currency fluctuations;

•	our ability to successfully integrate the operations of acquired businesses and to retain the customers of acquired businesses;

•	delays and significantly higher costs associated with integrating the operations of acquired businesses than we anticipated;

•	failure to realize expected synergies from the acquisition of businesses and the resulting disposition of such businesses:

•	excess or obsolete inventories;

•	overdue or uncollectible accounts receivables;

•	the introduction of new products by major competitors;

•	intellectual property infringement claims (by or against us); and

•	changes to business terms and conditions with channel partners in the U.S.

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

Our operating expense levels are based, in part, on our expectations of future revenue. Such future revenue levels are difficult to forecast. Any shortfall in our quarterly net sales would have a disproportionate, negative impact on our quarterly net income. The resulting quarter-to-quarter variations in our revenue and operating results could create uncertainty about the direction or progress of our business, which could cause our stock price to decline.

Due to these factors, our future net revenue and operating results are not predictable with any significant degree of accuracy. As a result, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

In accordance with SFAS No. 142, we will evaluate, on an annual basis or whenever significant events or changes occur in our business, whether our goodwill has been impaired. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. The recent general economic slowdown has adversely affected demand for our products, increasing the likelihood that our goodwill and other intangible assets will become impaired. In the second and fourth quarters of fiscal 2004, certain events triggered an interim impairment analysis of goodwill as required by SFAS No. 142 and an impairment analysis of amortizable intangible assets as required by SFAS No. 144. As a result, in the second and fourth quarters of 2004 we concluded that our goodwill was impaired and recorded goodwill impairment charges of $6.0 million and $6.3 million during the three months ended December 31, 2003 and June 30, 2004, respectively. In the second quarter of fiscal year 2004, we also concluded that our amortizable intangible assets were impaired and recorded impairment charges for other intangible assets of $10.3 million during the three months ended December 31, 2003. As of June 30, 2004, we had approximately $73.3 million of goodwill and $16.3 million of other intangible assets.

In the first quarter of fiscal year 2005, the market price of our stock has declined significantly, which has resulted in a significant decline in our market capitalization. As the upcoming goodwill impairment analysis will take into consideration the decrease in market capitalization, we may be required to record an impairment of goodwill in the three months ending September 30, 2004.

If we determine that our goodwill has been impaired in future quarters, we may be required to record substantial impairment charges that would adversely affect our financial position and operating results.

Our failure to successfully implement our reorganization plan could adversely affect the growth of our revenues and stock price.

Until recently, we were organized into two divisions: (1) Broadcast and Professional and (2) Business and Consumer. In July 2004, we implemented a reorganization plan from a divisional structure to a functional structure that included several organizational and management changes in the Business and Consumer division and in the Broadcast and Professional division, which resulted in the consolidation of our two divisions into one. As a result, our future reporting structure may change. The management changes included a new management structure that is comprised of an eight member executive team responsible for various functional areas and reporting to our Chairman of the Board, President and Chief Executive Officer, Patti S. Hart. We believe this consolidation of our segment divisions will result in higher operational efficiencies and cost reductions. However, our expenses will increase to the extent we are not successful in achieving these results.

In July 2004, we announced a restructuring plan, which we expect to implement over the next three to six months ending December 31, 2004. The restructuring plan will include a reduction of workforce, associated with the realignment of our business to a functional organizational structure, and will result in a restructuring charge. We are also in the process of evaluating whether to vacate excess leased space in both U.S and European locations, and therefore, may incur additional restructuring costs in the next three to six months ending December 31, 2004. Our revenue, particularly in the Broadcast and Professional Division, are becoming increasingly dependent on large broadcast system sales to a few significant customers. Our business and financial condition may be materially adversely affected if sales are delayed or not completed within a given quarter or if any of our significant broadcast customers terminate their relationships or contracts with us or modify their requirements, which may delay installation and revenue recognition, or significantly reduce the amount of business they do with us.

We expect sales of large broadcast systems to a few significant customers to continue to constitute a material portion of our net revenue, particularly as broadcasters transition from tape-based systems to information technology-based systems. Our quarterly and annual net revenue and operating results could fluctuate significantly if:

•	sales to one or more of our significant customers are delayed or are not completed within a given quarter;

•	the contract terms preclude us from recognizing revenue during that quarter;

•	we are unable to provide any of our major customers with products in a timely manner and on competitive pricing terms;

•	any of our major customers experience competitive, operational or financial difficulties;

•	the transition from tape-based systems to information technology-based systems slows;

•	our costs to deliver, install and support large system sales are higher than we estimated;

•	any of our major customers terminate their relationship with us or significantly reduce the amount of business they do with us; or

•	any of our major customers reduce their capital investments in our products in response to slowing economic growth.

If we are unable to complete anticipated transactions within a given quarter, our revenue may fall below the expectations of market analysts and our stock price could decline.

We incurred losses in fiscal year 2003 and fiscal year 2004 and we may generate losses in the first quarter of fiscal year 2005.

In fiscal year 2003, we recorded net losses of approximately $21.9 million, which included acquisition-related amortization charges, the cumulative effect of a change in accounting principle related to goodwill, the legal judgment related to the Athle-Tech Claim, and in-process research and development costs related to the acquisition of Steinberg Media Technologies GmbH.

In fiscal year 2004, we recorded net losses of approximately $54.2 million, which included acquisition-related amortization charges, in-process research and development costs related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., restructuring costs, goodwill and other acquisition-related intangible asset impairment charges, interest expense related to the DES earnout settlement, and a loss from discontinued operations related to Jungle KK.

We may incur net losses during the first quarter of fiscal year 2005, and our operating results and the price of our common stock may decline as a result if economic conditions deteriorate, our revenue grows at a slower rate than in the past or declines, our expenses increase without a commensurate increase in our revenue, or we take any additional restructuring charges or charges related to the sale of assets.

Our stock price may be volatile.

The trading price of our common stock has in the past, and could in the future, fluctuate significantly. These fluctuations have been, or could be, in response to numerous factors, including:

•	quarterly variations in our operating results;

•	announcements of technological innovations or new products by us, our customers or our competitors;

•	changes in securities analysts’ recommendations;

•	announcements of acquisitions or restructuring activities;

•	changes in earnings estimates made by independent analysts; and

•	general stock market fluctuations.

Our revenue and operating results for any given quarter or year may be below the expectations of public market securities analysts or investors. This could result in a sharp decline in the market price of our common stock. For example, in July 2004, during the conference call in which we announced financial results for the fourth quarter of fiscal year 2004, which ended June 30, 2004, we provided certain financial guidance for the first quarter of fiscal year 2005 which was below the then current analyst consensus estimates for that quarter. During the day following this announcement, our share price lost more than 22% of its value. Our shares continue to trade in a price range lower than the range held by our shares just prior to this announcement.

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

In the past we have recognized a substantial portion of our revenue in the last month or weeks of a given quarter, and may do so again in future quarters.

Our sales were relatively linear throughout the quarters in fiscal year 2002, the first, second and third quarters of fiscal year 2003 and the second, third and fourth quarters of fiscal year 2004. However, during the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004, we recognized a substantial portion of our revenue in the last month or weeks of the quarter, and our revenue depended substantially on orders booked during the last month or weeks of the quarter. We may recognize a substantial portion of our revenue in the last month or weeks of future quarters. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenue to fall below analysts’ expectations.

If we do not compete effectively against other companies in our target markets, our business and operating results will be harmed.

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

Adobe Systems, Inc.

Avid Technology, Inc.

Chyron Corporation

Leitch Technology Corporation

Matsushita Electric Industrial Co. Ltd.

Quantel Ltd.

SeaChange Corporation

Sony Corporation

Thomson Multimedia

Our principal competitors in the business and consumer markets are:

Adobe Systems, Inc.

Apple Computer Inc.

Avid Technology, Inc.

Hauppauge Digital, Inc.

Matrox Electronics Systems, Ltd.

Microsoft Corporation

Roxio, Inc.

Sonic Solutions

Sony Corporation

Ulead Systems, Inc.

These lists are not all-inclusive.

Increased competition in the broadcast, professional, business or consumer markets could result in price reductions, reduced margins and loss of market share. If we cannot compete effectively in these markets by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenue will decrease and our operating results will be adversely affected.

Because we sell products internationally, we are subject to additional risks.

Sales of our products outside of North America represented approximately 57.1% in the three months ended September 30, 2003, 73.4% in the three months ended December 31, 2003, 57.2 % in the three months ended March 31, 2004 and 62.0% of net sales in the fiscal year ended June 30, 2004. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal year 2005 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when translated back into U.S. dollars.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. The fair value of these forward contracts is recorded as other current assets or other current liabilities each period and the related gain or loss is recognized as a foreign currency gain or loss included in other income (expense). In the fiscal year ended June 30, 2003, foreign currency fluctuations on one of our intercompany loans resulted in a foreign currency remeasurement or transaction gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward contracts in June 2003 to mitigate the foreign currency fluctuations on this intercompany loan in the future and marked the forward exchange contracts to market through operations in accordance with SFAS No. 133. In the fiscal year ended June 30, 2004, we entered into forward exchange contracts to hedge foreign currency exposures of our foreign subsidiaries, including this intercompany loan and other intercompany accounts. In the fiscal year ended June 30, 2004, foreign currency transaction losses from the forward contracts substantially offset losses and gains recognized on intercompany loans and accounts.

As of June 30, 2004, our cash and cash equivalents, restricted cash and short-term marketable securities balance totaled approximately $89.1 million, with approximately $58.2 million located in the U.S. and approximately $30.9 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

We have recently undergone a management change and may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, President and Chief Executive Officer. In July 2004, we implemented a reorganization plan from a divisional structure to a functional structure that included several organizational and management changes in the Business and Consumer division and in the Broadcast and Professional division, which resulted in the consolidation of our two divisions into one. As a result, our internal reporting in the future may change. The management changes included a new management structure that is comprised of an eight member executive team responsible for various functional areas and reporting to our Chairman of the Board, President and Chief Executive Officer, Patti S. Hart.

If certain of our key senior management and technical personnel leave as a result of this management change or are no longer able to perform services for us, this could materially and adversely affect our business and may result in certain payments to those managers. We have entered into Change of Control Severance Agreements with the executive team which could result in the payment of certain benefits if management changes trigger benefits in accordance with those agreements. In the past we have failed to retain key senior management and may do so in the future. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. As a result, our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. Also, employees may leave our company and subsequently compete against us, or contractors may perform services for competitors of ours.

Any failure to successfully integrate the businesses we have acquired or which we acquire in the future could have an adverse effect on our business or operating results.

Over the past several years, we have acquired a number of businesses and technologies and expect to continue to make acquisitions as part of our growth strategy. In July 2003, we acquired certain assets and assumed certain liabilities of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. In January 2003, we acquired all of the outstanding stock of Steinberg Media Technologies GmbH, based in Hamburg, Germany. In October 2002, we acquired all of the outstanding stock of VOB Computersysteme GmbH, based in Dortmund, Germany. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP. We may in the near or long-term pursue additional acquisitions of complementary businesses, products or technologies. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

In the course of business, we have received communications asserting that our products infringe patents or other intellectual property rights of third parties. We are currently investigating the factual basis of any such communications and will respond accordingly. It is likely that, in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms, or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation. In the event there is a successful claim of patent infringement against us requiring us to pay royalties to a third party and we fail to develop or license a substitute technology, our business, operating results or financial condition could be materially adversely affected. In cases where we may choose to avoid litigation and agree to certain royalty terms, the payment of those royalties could have a material impact on our financial results. The magnitude of such royalties would be even higher if they pertained to intellectual property contained within our consumer products since the volume and numbers of consumer products sold by our company have increased significantly during the last few years.

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

We rely on independent distributors, dealers, VARs, OEMs and retail chains to market, sell and distribute many of our products. In turn, we depend heavily on the success of these resellers. If these resellers are not successful in selling our products or if we are not successful in opening up new distribution channels, our financial performance will be negatively affected.

A significant portion of our sales are sourced, developed and closed through independent distributors, dealers, VARs, OEMs and retail chains. We believe that these resellers have a substantial influence on customer purchase decisions, especially purchase decisions by large enterprise customers. These resellers may not effectively promote or market our products or may experience financial difficulties or even close operations. In addition, our dealers and retailers are not contractually obligated to sell our products. Therefore, they may, at any time, refuse to promote or distribute our products. Also, since many of our distribution arrangements are non-exclusive, our resellers may carry our competitors’ products and could discontinue our products in favor of our competitors’ products. We also rely on certain information provided to us by several of our distributors and retail chains to recognize revenue on a quarterly basis.

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

As a result of these risks, we could experience unforeseen variability in our revenue and operating results.

If we account for employee stock options using the fair value method, it could significantly increase our net loss.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95,” which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing expenses, which could significantly increase our net losses.

Compliance with new rules and regulations concerning corporate governance may be costly and time consuming.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for Board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending June 30, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

We may need additional capital in the future to support our growth, and such additional funds may not be available to us

Although we believe our existing cash, cash equivalents and cash flow anticipated to be generated by future operations will be sufficient to meet our operating requirements for the next twelve months, we may be required to seek additional financing within this period.

If we need additional capital in the future, we may seek to raise additional funds through public or private financing, or other arrangements. Any additional equity or debt financing may be dilutive to our existing shareholders or have rights, preferences and privileges senior to those of our existing shareholders. If we raise additional capital through borrowings, the terms of such borrowings may impose limitations on how our management may operate the business in the future. Our failure to raise capital on acceptable terms when needed could prevent us from developing our products and our business.

We have made use of a device to limit the possibility that we are acquired, which may mean that a transaction that shareholders are in favor of or are benefited by may be prevented.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. To date, our board of directors has designated 25,000 shares as Series A participating preferred stock in connection with our “poison pill” anti-takeover plan. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing an acquisition of our company or otherwise adversely affecting the rights of the holders of our stock. The “poison pill” may have the effect of rendering more difficult or discouraging an acquisition of our company which is deemed undesirable by our board of directors. The “poison pill” may cause substantial dilution to a person or group attempting to acquire us on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned on the negation, purchase or redemption of the rights issued under the “poison pill.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fixed Income Investments

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable securities. We generally do not use derivative financial instruments for speculative or trading purposes. We invest primarily in government agency notes, which are classified as available-for-sale securities. Consequently, we do not expect any material loss with respect to our investment portfolio.

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

Foreign Currency Hedging

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As foreign exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our overall financial results.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain large foreign currency exposures. The fair value of these forward contracts is recorded as other current assets or other current liabilities each period and the related gain or loss is recognized as a foreign currency gain or loss included in other income (expense). In the fiscal year ended June 30, 2003, foreign currency fluctuations on one of our intercompany loans resulted in a foreign currency remeasurement gain of $1.2 million, which we recorded as other income in our consolidated financial statements. We entered into forward exchange contracts in June 2003 to mitigate subsequent foreign currency fluctuations on this intercompany loan and mark the forward exchange contracts to market through operations in accordance with SFAS No. 133.

In the fiscal year ended June 30, 2004, we entered into forward exchange contracts to hedge foreign currency exposures of our foreign subsidiaries, including this intercompany loan and other intercompany accounts. In the fiscal year ended June 30, 2004, foreign currency transaction gains and losses from the forward exchange contracts substantially offset gains and losses recognized on intercompany loans and accounts.

At June 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$13.0	0.846
British Pound	3.4	0.5525
Japanese Yen	1.5	108.7173

Total	$17.9

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the report of our independent registered public accounting firm appear on pages F-1 through F-40 of this Annual Report. See Item 15 for an index of our consolidated financial statements and supplementary data. See Note 14 to our consolidated financial statements and supplementary data for our quarterly financial data for each full quarter within the two most recent fiscal years.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a – 15(e) of the Exchange Act of 1934, as amended) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the section entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held October 27, 2004, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report on Form 10-K under “Business-Executive Officers.” Certain information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement. Certain other information required by this item concerning our audit committee financial experts and our code of ethics is incorporated by reference from the section entitled “Corporate Governance” contained in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section entitled “Executive Compensation and Other Matters” contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and “Related Party Transactions” contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Proposal Two-Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

(a)(2)    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (see page S-1)

All other schedules, other than those listed above, have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, is inapplicable, or because the information required is included in our consolidated financial statements or the notes thereto.

(a)(3)    Exhibits

Number	Description of Document

2.2(1)	Share Purchase and Transfer Agreement dated as of September 30, 2002 by and among Volkmar Breitfeld, Maik Langenberg, Pinnacle Systems GmbH and Pinnacle Systems, Inc.

2.3(2)	Share Purchase and Transfer Agreement dated December 18, 2002 by and among Pinnacle Systems, Inc., Pinnacle Systems GmbH and the shareholders of Steinberg Media Technologies GmbH

2.4(3)	Asset Purchase Agreement dated as of June 29, 2003 by and among SCM Microsystems, Inc., Dazzle Multimedia, Inc. and Pinnacle Systems, Inc.

3.1(4)	Restated Articles of Incorporation of Pinnacle Systems, Inc.

3.2(4)	Bylaws of Pinnacle Systems, Inc., as amended to date

4.1(5)	Preferred Shares Rights Agreement dated as of December 12, 1996 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.1.1(5)	Amendment No. 1 to Preferred Shares Right Agreement dated as of April 30, 1998 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.5(6)	Registration Rights Agreement dated April 6, 2000 by and between Pinnacle Systems, Inc. and each of David Engelke, Seth Haberman and Simon Haberman

4.9(2)	Registration Rights Agreement dated January 2, 2003 by and between Pinnacle Systems, Inc. and each of Manfred Rürup and Karl Steinberg

4.10(7)	Declaration of Registration Rights dated July 25, 2003 by and between Pinnacle Systems, Inc. and SCM Microsystems, Inc.

10.1(8)	1987 Stock Option Plan, as amended, and form of agreement thereto

10.2(9)	1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto

10.3(10)	1994 Director Stock Option Plan, as amended, and form of agreement thereto

Number	Description of Document

10.4(11)	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors

10.11(12)	1996 Stock Option Plan, as amended, and form of agreements thereto

10.12(13)	1996 Supplemental Stock Option Plan, as amended, and form of agreements thereto

10.18.2(14)	Assignment and Modifications of Leases dated August 16, 1999 between Pinnacle Systems, Inc., Network Computing Devices, Inc. and D.R. Stephens Company

10.23(15)	Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of David Engelke and Bryan Engelke

10.62(13)	Offer Letter and Employment Contract dated June 18, 2002 between Pinnacle Systems, Inc. and J. Kim Fennell

10.63(13)	Offer Letter and Employment Contract dated June 28, 2002 between Pinnacle Systems, Inc. and Mark L. Sanders

10.64(13)	Lease Agreement dated December 19, 1997 between Pinnacle Systems GmbH and Herrn Horst Theilemann

10.65(16)	Change of Control Severance Agreement dated January 30, 2003 between Kim Fennell and Pinnacle Systems, Inc.

10.66(16)	Change of Control Severance Agreement dated January 30, 2003 between Arthur Chadwick and Pinnacle Systems, Inc.

10.66.1(17)	Amended and Restated Change of Control Severance Agreement dated May 11, 2004 between Pinnacle Systems, Inc. and Arthur D. Chadwick

10.67(16)	Change of Control Severance Agreement dated January 30, 2003 between Pinnacle Systems, Inc. and each of Georg Blinn, Ajay Chopra, William Loesch and Bob Wilson

10.67.1(17)	Amended and Restated Change of Control Severance Agreement dated February 24, 2004 between Pinnacle Systems, Inc. and William Loesch

10.68(16)	Lease Agreement dated January 31, 2001 between Firma Steinberg Media Technologies GmbH and Beteiligungsgesellschaft Holtigbaum

10.69(18)	2004 Employee Stock Purchase Plan and form of agreement thereto

10.70(18)	Transition Employment Agreement dated as of November 1, 2003 between J. Kim Fennell and Pinnacle Systems, Inc.

10.71(11)	Letter Agreement dated November 1, 2003 between Pinnacle Systems, Inc. and Charles J. Vaughan

10.72(17)	Offer Letter and Employment Agreement dated March 1, 2004 between Pinnacle Systems, Inc. and Patti S. Hart

10.73	Offer Letter and Employment Agreement dated August 29, 1997 between Pinnacle Systems, Inc. and Georg Blinn

10.74	Offer Letter and Employment Agreement dated May 2, 1994 between Pinnacle Systems, Inc. and William Loesch

10.75	Offer Letter and Employment Agreement dated December 26, 2002 between Pinnacle Systems, Inc. and Warren Allgyer

21.1	List of subsidiaries of Pinnacle Systems, Inc.

23.1	Report and Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See Page 67)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Number	Description of Document

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed on November 14, 2002.
(2)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-102390), as filed on January 7, 2003.
(3)	Incorporated by reference to the exhibits filed with our Current Report on Form 8-K (File No. 000-24784), as filed on August 8, 2003.
(4)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-83812), as declared effective by the Securities and Exchange Commission on November 8, 1994.
(5)	Incorporated by reference to the exhibits filed with our Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.
(6)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-50988), as filed on November 30, 2000.
(7)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-107985), as filed on August 14, 2003.
(8)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-2816), as filed on March 27, 1996.
(9)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-74071), as filed on March 8, 1999.
(10)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-81978), as filed on February 1, 2002.
(11)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003, as filed on February 11, 2004.
(12)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-51110), as filed on December 1, 2002.
(13)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed on September 27, 2002.
(14)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as filed on September 17, 1996.
(15)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed on September 26, 2001.
(16)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed on May 15, 2003.
(17)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed on May 13, 2004.
(18)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed on November 12, 2003.

(b)    Exhibits.    See Item 15(a)(3) above.

(c)    Financial Statement Schedules    See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2004.

PINNACLE SYSTEMS, INC.

By:	/S/ PATTI S. HART
Patti S. Hart President and Chief Executive Officer

PINNACLE SYSTEMS, INC.

By:	/S/ ARTHUR D. CHADWICK
Arthur D. Chadwick Senior Vice President, Finance and Administration and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patti S. Hart and Arthur D. Chadwick, and each of them, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATTI S. HART Patti S. Hart	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	September 10, 2004

/S/ ARTHUR D. CHADWICK Arthur D. Chadwick	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2004

/S/ AJAY CHOPRA Ajay Chopra	Chief Operating Officer and Director	September 10, 2004

Signature	Title	Date

/S/ L. GREGORY BALLARD L. Gregory Ballard	Director	September 10, 2004

/S/ ROBERT J. FINOCCHIO, JR. Robert J. Finocchio, Jr.	Director	September 10, 2004

/S/ L. WILLIAM KRAUSE L. William Krause	Director	September 10, 2004

/S/ JOHN C. LEWIS John C. Lewis	Director	September 10, 2004

/S/ HARRY MOTRO Harry Motro	Director	September 10, 2004

/S/ MARK L. SANDERS Mark L. Sanders	Director	September 10, 2004

/S/ CHARLES J. VAUGHAN Charles J. Vaughan	Director	September 10, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pinnacle Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pinnacle Systems, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

Mountain View, California

July 26, 2004, except as to note 15,

which is as of August 25, 2004

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$61,299	$62,617
Marketable securities	10,955	18,804
Accounts receivable, less allowances for doubtful accounts and returns of $4,126 and $8,174 as of June 30, 2004, and $5,204 and $6,602 as of June 30, 2003, respectively	42,168	55,958
Inventories	47,162	36,775
Prepaid expenses and other current assets	8,727	9,197

Total current assets	170,311	183,351
Restricted cash	16,850	16,890
Property and equipment, net	17,223	15,351
Goodwill	73,273	60,632
Other intangible assets, net	16,298	29,341
Other assets	7,789	5,311

	$301,744	$310,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,283	$17,146
Accrued and other liabilities	56,792	53,025
Deferred revenue	13,909	6,564

Total current liabilities	88,984	76,735
Deferred income taxes	1,972	7,826
Long-term liabilities	106	158

Total liabilities	91,062	84,719

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 68,839 and 63,388 issued and outstanding as of June 30, 2004 and 2003, respectively	375,550	337,593
Accumulated deficit	(169,487)	(115,294)
Accumulated other comprehensive income	4,619	3,858

Total shareholders’ equity	210,682	226,157

	$301,744	$310,876

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2004	2003	2002
Net sales	$334,827	$331,080	$231,791

Costs and expenses:
Cost of sales	174,883	152,117	114,204
Engineering and product development	42,336	38,204	31,445
Sales, marketing and service	104,406	92,927	71,457
General and administrative	23,033	19,435	15,607
Amortization of goodwill	—	—	18,018
Amortization of other intangible assets	8,329	14,601	17,873
Impairment of goodwill	12,311	—	—
Impairment of other intangible assets	10,294	—	—
Restructuring costs	5,338	—	—
Legal judgment	—	15,161	—
In-process research and development	2,193	470	—

Total cost and expenses	383,123	332,915	268,604

Operating loss	(48,296)	(1,835)	(36,813)

Interest and other income (expense), net	(295)	2,516	2,208

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(48,591)	681	(34,605)

Income tax expense (benefit)	(1,147)	3,251	5,478

Loss from continuing operations before cumulative effect of change in accounting principle	(47,444)	(2,570)	(40,083)

Discontinued operations:
Income from discontinued operations, net of taxes	71	—	—
Loss on sale of discontinued operations, net of taxes	(6,820)	—	—

Loss from discontinued operations	(6,749)	—	—

Loss before cumulative effect of change in accounting principle	(54,193)	(2,570)	(40,083)

Cumulative effect of change in accounting principle	—	(19,291)	—

Net loss	$(54,193)	$(21,861)	$(40,083)

Basic and diluted loss per share:
Continuing operations	$(0.71)	$(0.04)	$(0.70)

Discontinued operations	$(0.10)	$—	$—

Cumulative effect of change in accounting principle	$—	$(0.32)	$—

Net loss	$(0.81)	$(0.36)	$(0.70)

Shares used to compute net loss per share:
Basic and diluted	67,069	61,247	56,859

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		(Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of June 30, 2001	54,878	$285,813	$(53,350)	$(12,101)	$220,362
Issuance of common stock related to stock option and stock purchase plans	2,018	7,638	—	—	7,638
Issuance of common stock related to the FAST acquisition	2,205	10,915	—	—	10,915
Components of comprehensive loss:
Net loss	—	—	(40,083)	—	(40,083)
Foreign currency translation adjustment	—	—	—	7,076	7,076

Comprehensive loss					(33,007)

Balances as of June 30, 2002	59,101	304,366	(93,433)	(5,025)	205,908
Issuance of common stock related to stock option and stock purchase plans	2,851	15,458	—	—	15,458
Issuance of common stock related to the VOB acquisition	308	3,167	—	—	3,167
Issuance of common stock related to the Steinberg acquisition	1,128	14,602	—	—	14,602
Components of comprehensive loss:
Net loss	—	—	(21,861)	—	(21,861)
Foreign currency translation adjustment	—	—	—	8,769	8,769
Unrealized gain on available-for-sale investments, net of tax	—	—	—	114	114

Comprehensive loss					(12,978)

Balances as of June 30, 2003	63,388	337,593	(115,294)	3,858	226,157
Issuance of common stock related to stock option and stock purchase plans	1,831	9,367	—	—	9,367
Issuance of common stock related to the acquisition of SCM Microsystems, Inc. and Dazzle Multimedia, Inc.	1,867	13,853	—	—	13,853
Issuance of common stock in connection with the settlement of the Digital Editing Services earnout	1,453	11,547	—	—	11,547
Issuance of common stock in connection with the settlement of the Digital Editing Services earnout, related to interest	275	2,050	—	—	2,050
Issuance of common stock in connection with indemnification settlement with shareholder of The Montage Group, Ltd.	25	230	—	—	230
Issuance of common stock related to the acquisition of Jungle KK	72	805	—	—	805
Cancellation of common stock related to the disposition of Jungle KK	(72)	(524)	—	—	(524)
Stock-based compensation	—	629	—	—	629
Components of comprehensive loss:
Net loss	—	—	(54,193)	—	(54,193)
Foreign currency translation adjustment	—	—	—	887	887
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(126)	(126)

Comprehensive loss					(53,432)

Balances as of June 30, 2004	68,839	$375,550	$(169,487)	$4,619	$210,682

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2004	2003	2002
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(47,444)	$(21,861)	$(40,083)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	17,282	21,540	42,690
Provision for doubtful accounts	(51)	522	1,042
Stock-based compensation	629	—	—
Interest expense on DES earnout settlement	2,050	—	—
Deferred taxes	(6,675)	6,471	700
Cumulative effect of change in accounting principle	—	19,291	—
Impairment of goodwill and other intangible assets	22,605	—	—
In-process research and development	2,193	470	—
Loss on disposal of property and equipment	943	78	—
Changes in operating assets and liabilities:
Restricted cash for legal judgment	40	(16,890)	—
Accounts receivable	16,384	(18,230)	17,640
Inventories	(5,326)	2,341	5,088
Prepaid expenses and other assets	(795)	(3,003)	1,755
Accounts payable	(920)	2,185	(3,029)
Accrued and other liabilities	(1,235)	14,811	(414)
Deferred revenue	7,148	(3,529)	9,116
Long-term liabilities	(829)	145	—

Net cash provided by operating activities of continuing operations	5,999	4,341	34,505

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash acquired	(13,222)	(13,257)	(2,333)
Purchases of property and equipment	(11,482)	(7,352)	(3,618)
Purchases of marketable securities	(356)	(20,604)	(7,854)
Proceeds from maturity of marketable securities	8,206	9,654	—

Net cash used in investing activities of continuing operations	(16,854)	(31,559)	(13,805)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	9,367	15,458	7,638

Net cash provided by financing activities of continuing operations	9,367	15,458	7,638

Effects of exchange rate changes on cash and cash equivalents	170	(6,198)	4,486

Net increase (decrease) in cash and cash equivalents	(1,318)	(17,958)	32,824
Cash and cash equivalents at beginning of year of continuing operations	62,617	80,575	47,751

Cash and cash equivalents at end of year of continuing operations	$61,299	$62,617	$80,575

Cash and cash equivalents of discontinued operations at beginning of year	$—	$—	$—
Cash provided by acquisition of discontinued operations	$101	$—	$—
Cash used in discontinued operations	$(101)	$—	$—

Cash and cash equivalents of discontinued operations at end of year	$—	$—	$—

Supplemental disclosures of cash paid during the year for:
Interest	$24	$10	$219

Income taxes	$6,488	$2,309	$2,879

Non-cash transactions:
Common stock issued in acquisitions	$28,485	$17,769	$10,915

Common stock received from sale of discontinued operations	$(524)	$—	$—

See accompanying notes to consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of the Company and Significant Accounting Policies

Organization and Operations.    Pinnacle Systems, Inc. (the “Company”) is a supplier of digital video products to a variety of customers, ranging from individuals with little or no video experience, to broadcasters with specific and sophisticated requirements. The Company’s digital video products allow our customers to capture, edit, store, view and play video, and allows them to burn that programming onto a compact disc (CD) or digital versatile disc (DVD).

The Company’s products use standard computer and network architecture, along with specialized hardware and software designed by the Company to provide digital video solutions to users around the world. In order to address the broadcast market, the Company offers solutions that provide solutions for live-to-air, play-out, editing, news and sports markets. In order to address the consumer market, the Company offers low cost, easy-to-use home video editing and viewing solutions that allow consumers to edit their home videos using a personal computer and/or view television programming on their computers. In addition, the Company provides products that allow consumers to view, on their television set, video and other media content stored on their computers.

For the period July 1, 2001 through June 30, 2002, the Company’s organizational structure was based on two reportable segments: (1) Broadcast and Professional, and (2) Personal Web Video. On July 1, 2002, the Company renamed the Personal Web Video division to the Business and Consumer division, but did not change the structure or operations of this division. For the period July 1, 2002 through June 30, 2004, the Company was organized and operated its business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer.

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications.    Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates.    The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies.    The Company has designated the functional currency of its foreign subsidiaries to be either the local currency or the U.S. dollar. Foreign functional currency books are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign functional financial statements are reported within accumulated other comprehensive income (loss), which is reflected as a separate component of shareholders’ equity. Non-functional currency transaction gains and losses are included in results of operations.

Derivatives.    The Company uses forward contracts to manage exposure to foreign currency, namely Euro, British Pound and Japanese Yen denominated intercompany balances. The Company does not enter into foreign exchange forward contracts for speculative or trading purposes. All derivatives are required to be recorded on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. These contracts are not designated as hedges that require

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

special accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through operations each period, offsetting the gains or losses on the remeasurement.

Foreign Currency Hedging.    The Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As foreign exchange rates vary, these results, when translated, may vary from expectations and may adversely impact the Company’s overall financial results.

The Company attempts to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, the Company continually assesses the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain large foreign currency exposures. The fair value of these forward contracts is recorded as other current assets or other current liabilities each period and the related gain or loss is recognized as a foreign currency gain or loss included in other income (expense).

In the fiscal year ended June 30, 2003, foreign currency fluctuations on one of the Company’s intercompany loans resulted in a foreign currency remeasurement gain of $1.2 million, which the Company recorded as other income in its consolidated financial statements. The Company entered into forward contracts in the year ended June 30, 2003 to mitigate subsequent foreign currency fluctuations on this intercompany loan and marks the forward exchange contracts to market through operations in accordance with SFAS No. 133.

In the fiscal year ended June 30, 2004, the Company entered into forward exchange contracts to hedge foreign currency exposures of the Company’s foreign subsidiaries, including this intercompany loan and other intercompany accounts. In the fiscal year ended June 30, 2004, foreign currency transaction gains and losses from the forward exchange contracts substantially offset gains and losses recognized on intercompany loans and accounts.

At June 30, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$13.0	0.846
British Pounds	3.4	0.5525
Japanese Yen	1.5	108.7173

Total	$17.9

All forward contracts have durations of less than one year. As of June 30, 2004, the cost of all forward contracts approximated their fair value.

Revenue Recognition.    The Company recognizes revenue from sales of software in accordance with AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 and related technical interpretations. Revenue from non-software sales is recognized in accordance with the SEC Staff Accounting Bulletin (SAB) 101, “Revenue Recognition In Financial Statements,” SAB 104, “Revenue Recognition,” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables.”

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives its revenue primarily from the sale of products, including both hardware and perpetual software licenses and, to a lesser extent, from product support and services including post-contract customer support, installation and training services.

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

Revenue from post-contract customer support (“PCS”) is recognized ratably over the contractual term (typically one year). Installation and training revenue is deferred and recognized as these services are performed. For systems with complex installation processes where installation is considered essential to the functionality of the product (for example, when the services can only be performed by the Company), product and installation revenue is deferred until completion of the installation. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer’s acceptance of the products and services has been received, the acceptance period has lapsed, or a certain event has occurred, such as achievement of system “on-air” status, which contractually constitutes acceptance. For shrink-wrapped products with telephone and email support and bug fixes bundled in as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide this telephone and email support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling amounts billed to customers are included in revenue.

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, the Company reduces revenue recognized for estimated future returns, estimated funds for certain marketing development activities, price protection and rebates, at the time the related revenue is recorded. In order to estimate these future returns and credits, the Company analyzes historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of its products.

Revenue from certain channel partners, who have unlimited return rights and payment that is contingent upon the product being sold through to their customers, is recognized when the products are sold through to the customer, instead of being recognized at the time products are shipped to these channel partners.

During the three months ended December 31, 2003 and the three months ended March 31, 2004, the Company changed certain business terms and conditions with several of its channel partners in the United States in its Business and Consumer division. Currently, the Company does not anticipate further changes in business terms and conditions for its remaining channel partners in the United States. The revised business terms and conditions include unlimited stock rotation rights and payment that is contingent upon the product sold through to the Company’s customers. As a result of these revised business terms and conditions, instead of recognizing revenue at the time products were shipped to these channel partners, the Company recognized this revenue when the products were sold through to the customer. This was a change in business terms and conditions and was not a change in accounting policy.

The Company records OEM licensing revenue, primarily royalties, when OEM partners report product shipment incorporating Pinnacle software, provided collection of such revenue is deemed probable.

The Company’s systems sales frequently involve multiple element arrangements in which a customer purchases a combination of hardware product, PCS, and/or professional services. For multiple element

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arrangements revenue is allocated to each element of the arrangement based on the relative fair value of each of the elements. When evidence of fair value exists for each of the undelivered elements but not for the delivered elements, the Company uses the residual method to recognize revenue for the delivered elements. Under this method, the fair value of the undelivered elements is deferred until delivered and the remaining portion of the revenue is recognized. If evidence of the fair value of one or more of the undelivered elements does not exist, then revenue for the entire arrangement is only recognized when delivery of those elements has occurred or fair value has been established. Fair value is based on the prices charged when the same element is sold separately or based on stated renewal rates for support related to systems sales.

For arrangements where undelivered services are essential to the functionality of delivered software, the Company recognizes both the product revenues and service revenues using the percentage-of-completion method in accordance with the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company follows the percentage-of-completion method when reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts using costs incurred to date as a percentage of total costs estimated to complete the contract. Costs incurred include labor costs and equipment placed into service. If the Company does not have a sufficient basis on which to measure the progress toward completion, the Company recognizes revenue using the completed-contract method, and thus recognizes revenue when the Company receives final acceptance from the customer. To the extent that there is no evidence of fair value for the support element, or a gross margin cannot otherwise be estimated since estimating the final outcome of the contract may be impractical except to assure that no loss will be incurred, the Company uses a zero estimate of profit (recognizing revenue to the extent of direct and incremental costs incurred) until such time as a gross margin can be estimated or the contract is completed. When the estimate indicates a loss, such loss is recorded in the period identified.

Cash and Cash Equivalents.    All highly liquid investments with a maturity of three months or less at date of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking and money market accounts and certificates of deposits.

Marketable Securities.    The Company’s policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. As of June 30, 2004 and 2003, marketable securities were classified as available-for-sale securities and consisted principally of government agency notes. Unrealized gains (losses) on available-for-sale securities are reflected as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

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

Goodwill.    The Company reviews its goodwill for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, on an annual basis or whenever significant events or changes occur in its

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business. If the Company determines that goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the date of the annual impairment test. In the first quarter of fiscal 2005, the market price of the Company’s stock has declined significantly, which has resulted in a significant decline in the Company’s market capitalization. As the upcoming goodwill impairment analysis will take into consideration the decrease in market capitalization, the Company may be required to record an impairment of goodwill in the quarter ending September 30, 2004. As of June 30, 2004 and June 30, 2003, the Company had $73.3 million and $60.6 million of goodwill, respectively. (See Note 4).

Impairment of Long-Lived Assets.    The Company reviews long-lived assets and amortizable intangible assets for impairment, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value.

Acquisition-related intangible assets result from our acquisitions accounted for under the purchase method of accounting and consist of amortizable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other amortizable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to six years. As of June 30, 2004 and June 30, 2003, the Company had $16.3 million and $29.3 million of other intangible assets, respectively. (See Note 4).

Interest and Other Income (Expense), net.    Interest and other income (expense), net is comprised of interest income (expense) generated from the Company’s investments in money market funds, government securities, and foreign currency remeasurement or transaction gains or losses.

The following table sets forth the components of interest and other income (expense), net:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands)
Interest and other income	$1,345	$1,691	$1,939
Interest expense on DES earnout settlement	(2,050)	—	—
Foreign currency remeasurement and transaction gains	410	825	269

Interest and other income (expense), net	$(295)	$2,516	$2,208

The Company recorded interest expense of $2.1 million during the fiscal year ended June 30, 2004 in connection with the DES earnout settlement.

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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share.    Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands, except per share data)
Numerator: Net loss	$(54,193)	$(21,861)	$(40,083)

Denominator: Basic and diluted weighted-average shares outstanding	67,069	61,247	56,859

Basic and diluted net loss per share	$(0.81)	$(0.36)	$(0.70)

The following table sets forth the common shares that were excluded from the diluted loss per share computations because the Company had net losses, and therefore, these securities were anti-dilutive:

	Fiscal Year Ended June 30,
	2004	2003	2002
Potentially dilutive securities:
Common stock issuable upon exercise of stock options	9,926,447	8,411,571	7,902,332

The weighted average exercise prices of options outstanding were $8.81, $9.09, and $8.54 as of June 30, 2004, 2003 and 2002, respectively. The excluded stock options have per share exercise prices ranging from $2.50 to $30.74, $0.56 to $30.74, and $0.56 to $30.74 for the years ended June 30, 2004, 2003 and 2002, respectively.

The Company was previously contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between the Company and a former shareholder of DES and Montage, the Company issued 24,960 shares in December 2003 and retained unconditionally 74,881 shares in December 2003 as satisfaction for one of the Montage shareholder’s indemnification obligation for the Athle-Tech claim. At June 30, 2004, the Company is contingently liable to issue 299,522 shares of its common stock. The Company’s obligation to issue these shares is contingent upon the final legal damages and costs assessed against the Company in the Athle-Tech litigation and the outcome of the Company’s claim for indemnification against certain of the former shareholders of Montage for the Athle-Tech damages and costs (see Note 6). If and when the 299,522 contingent shares are issued, the Company would increase the number of basic and diluted weighted-average shares outstanding.

Comprehensive Loss.    The Company’s comprehensive loss includes net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity.

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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands, expect share data)
Net loss:
As reported	$(54,193)	$(21,861)	$(40,083)
Add: stock-based employee compensation expense included in reported net income, net of tax	629	—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(16,350)	(19,270)	(14,075)

Pro forma net loss	$(69,914)	$(41,131)	$(54,158)

Net loss per share:
Basic and diluted - As reported	$(0.81)	$(0.36)	$(0.70)
Basic and diluted - Pro forma	$(1.04)	$(0.67)	$(0.95)

Shares used to compute net loss per share:
Basic and diluted	67,069	61,247	56,859

Advertising.    Advertising costs are expensed as incurred. Advertising expenses are included in sales, marketing and service expense and amounted to $9.2 million, $11.5 million, and $8.0 million in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Concentration of Credit Risk.    The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and original equipment manufacturers (OEMs). The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to any one business group or geographic area. No single customer accounted for more than 10% of the Company’s total revenues or receivables in fiscal 2004, 2003 and 2002. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company’s investment policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Issue No. 03-1 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115 that are impaired at the balance sheet date, but for which an

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other-than-temporary impairment has not been recognized. Issue No. 03-1 is effective for reporting periods beginning after June 15, 2004. The Company does not expect the adoption of EITF No. 03-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 2.    Financial Instruments

The estimated fair value of investments is based on quoted market prices at the balance sheet date. At June 30, cash and cash equivalents and short-term marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Gains (Loss)	Estimated Fair Value
	(In thousands)
2004
Cash and cash equivalents:
Cash	$23,514	$—	$23,514
Money market funds	23,071	—	23,071
Certificates of deposits	14,714	—	14,714

Total cash and cash equivalents	$61,299	$—	$61,299

Short-term marketable securities:
Government agency notes	$10,967	$(12)	$10,955

2003
Cash and cash equivalents:
Cash	$24,688	$—	$24,688
Money market funds	26,585	—	26,585
Certificates of deposits	11,344	—	11,344

Total cash and cash equivalents	$62,617	$—	$62,617

Short-term marketable securities:
Government agency notes	$18,690	$114	$18,804

The total unrealized loss for impaired investments, comprised of debt securities maturing within one year or less, was not material.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Balance Sheet Components

	June 30,
	2004	2003
	(In thousands)
Inventories, net:
Raw materials	$8,674	$9,594
Work in process	15,356	12,599
Finished goods	23,132	14,582

	$47,162	$36,775

Property and equipment:
Computers and equipment	$25,539	$23,473
Leasehold improvements	7,446	6,797
Office furniture and fixtures	4,953	4,950
Demonstration equipment	4,332	1,311
Internal use software	8,757	7,290

	51,027	43,821
Accumulated depreciation and amortization	(33,804)	(28,470)

	$17,223	$15,351

Other intangible assets:
Core/developed technology	$56,047	$54,798
Trademarks and trade names	12,007	10,219
Customer-related intangibles	11,502	18,756
Other identifiable intangibles	—	3,866

	79,556	87,639
Accumulated amortization	(63,258)	(58,298)

	$16,298	$29,341

Other assets:
Service inventory	$7,028	$4,557
Other	761	754

	$7,789	$5,311

Accrued and other liabilities:
Payroll and commission-related	$6,303	$5,547
Income taxes payable	3,094	4,905
Warranty	3,075	2,608
Royalties	4,628	4,029
Sales incentive programs	6,175	5,029
Restructuring	1,285	—
Customer advance payments	1,231	3,536
Legal judgment	14,200	14,200
Sales tax	2,784	854
Other	14,017	12,317

	$56,792	$53,025

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The finished goods inventory included approximately $7.0 million as of June 30, 2004 and approximately $2.1 million as of June 30, 2003 located at customer sites.

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

In accordance with SFAS No. 142, the Company evaluates, on an annual basis or whenever significant events or changes occur in its business, whether its goodwill has been impaired. If the Company determines that its goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test. In the first quarter of fiscal year 2005, the market price of the Company’s stock has declined significantly, which has resulted in a significant decline in the Company’s market capitalization. As the upcoming goodwill impairment analysis will take into consideration the decrease in market capitalization, the Company may be required to record an impairment of goodwill in the three months ending September 30, 2004.

Fiscal Year 2003

The Company performed the transitional goodwill impairment analysis required by SFAS No. 142 as of July 1, 2002 and concluded that goodwill was impaired, as the carrying value of two of its reporting units in the Broadcast and Professional division exceeded their fair value. As a result, the Company recorded a charge of $19.3 million during the three months ended September 30, 2002 to reduce the carrying amount of goodwill. This charge was reflected as a cumulative effect of change in accounting principle during the fiscal year ended June 30, 2003 in the accompanying consolidated statements of operations.

Fiscal Year 2004

The Company performed the annual goodwill impairment analysis required by SFAS No. 142 as of July 1, 2003 and concluded that goodwill was not impaired.

During the three months ended December 31, 2003, the Company re-assessed its business plan and revised the projected operating cash flows for each of its reporting units, which triggered an interim impairment analysis of goodwill. The Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that its goodwill was impaired, as the carrying value of one of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003.

During the three months ended December 31, 2003, the Company restructured its consumer and audio business, which is part of the Business and Consumer segment, and triggered an impairment analysis of

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortizable intangible assets as required by SFAS No. 144. As a result, the Company concluded that certain amortizable intangible assets were impaired and recorded an impairment charge of $10.3 million for amortizable intangible assets during the three months ended December 31, 2003. The $10.3 million impairment loss related entirely to the Company’s Business and Consumer segment and was comprised of $7.0 million for the impairment of customer-related intangibles and $3.3 million for the impairment of core/developed technology. The Company recorded an income tax benefit of $3.5 million in the three months ended December 31, 2003 to reduce the deferred tax liability associated with the impairment of its amortizable intangible assets.

During the three months ended June 30, 2004, the Company re-assessed its business plan, in conjunction with Patti S. Hart joining the Company on March 1, 2004 as its Chairman of the Board of Directors, President and Chief Executive Officer, and revised the projected operating cash flows for each of its reporting units, which triggered an interim impairment analysis of goodwill. The Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended June 30, 2004, and concluded that its goodwill was impaired since the carrying value of one of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.3 million during the three months ended June 30, 2004.

In summary, the Company recorded a total impairment charge of $22.6 million during the fiscal year ended June 30, 2004, which was comprised of goodwill impairment charges of approximately $12.3 million and amortizable intangible assets impairment charge of approximately $10.3 million. As of June 30, 2004 and June 30, 2003, the Company had $73.3 million and $60.6 million of goodwill, respectively. As of June 30, 2004 and June 30, 2003, the Company had approximately $16.3 million and approximately $29.3 million of amortizable intangible assets, respectively.

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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in the Company’s goodwill during the fiscal year ended June 30, 2004 by reportable segment is as follows (in thousands):

Goodwill	Broadcast and Professional	Business and Consumer	Total
Net carrying amount as of June 30, 2003	$29,482	$31,150	$60,632
Goodwill acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc.	—	12,535	12,535
Reduction to goodwill acquired from Steinberg Media Technologies GmbH	—	(820)	(820)
Additional goodwill acquired from Digital Editing Services (DES)	11,547	—	11,547
Additional goodwill acquired from The Montage Group, Ltd (Montage)	230	—	230
Goodwill acquired from Jungle KK	—	3,435	3,435
Reduction to goodwill related to the sale of Jungle KK	—	(3,435)	(3,435)
Impairment of goodwill	(12,311)	—	(12,311)
Foreign currency translation	—	1,460	1,460

Net carrying amount as of June 30, 2004	$28,948	$44,325	$73,273

In December 2003, the Company reduced its estimated accrual for lease obligations related to its acquisition of Steinberg Media Technologies GmbH in January 2003 by $0.8 million, which was accounted for as a decrease to both goodwill and accrued liabilities. In December 2003, the Company issued 1,452,929 shares in connection with the settlement of the DES earnout, which was accounted for as an $11.5 million increase to both goodwill and common stock. In December 2003, the Company issued 24,960 shares in connection with the settlement of the Company’s claim for indemnification from one Montage shareholder, which was accounted for as a $0.2 million increase to both goodwill and common stock.

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of June 30, 2004
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$56,047	$(43,297)	$12,750
Trademarks and trade names	12,007	(9,360)	2,647
Customer-related intangibles	11,502	(10,601)	901

Total	$79,556	$(63,258)	$16,298

	As of June 30, 2003
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$54,798	$(37,719)	$17,079
Trademarks and trade names	10,219	(7,977)	2,242
Customer-related intangibles	18,756	(8,791)	9,965
Other amortizable intangibles	3,866	(3,811)	55

Total	$87,639	$(58,298)	$29,341

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amortization expense related to goodwill and other intangible assets is set forth in the table below (in thousands):

	Fiscal Year Ended June 30,
Amortization Expense	2004	2003	2002
Goodwill	$—	$—	$18,018
Core/developed technology	5,322	9,674	11,555
Trademarks and trade names	1,355	1,620	1,870
Customer-related intangibles	1,598	2,725	2,443
Other amortizable intangibles	54	582	2,005

Total	$8,329	$14,601	$35,891

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

For the Fiscal Year Ending June 30,	Future Amortization Expense
2005	$5,514
2006	4,249
2007	3,827
2008	2,587
Thereafter	121

Total	$16,298

The following table summarizes the effect on net loss that would have resulted if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands, except per share data)
Net loss:
Net loss, as reported	$(54,193)	$(21,861)	$(40,083)
Add back: amortization of goodwill	—	—	18,018

Adjusted net loss	$(54,193)	$(21,861)	$(22,065)

Basic and diluted net loss per share:
Basic and diluted, as reported	$(0.81)	$(0.36)	$(0.70)
Add back: amortization of goodwill	—	—	0.31

Adjusted basic and diluted net loss per share	$(0.81)	$(0.36)	$(0.39)

Shares used to compute net loss per share:
Basic and diluted	67,069	61,247	56,859

Note 5.    Acquisitions

(a)    SCM Microsystems, Inc. and Dazzle Multimedia, Inc.

In July 2003, the Company acquired certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., a company that specializes in digital media and video solutions. The Company integrated Dazzle’s digital video

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

editing products into its existing home video editing business in the Business and Consumer division during the three months ended September 30, 2003.

The purchase agreement guaranteed the value of consideration to be $21.6 million. The purchase price totaled $24.0 million which was comprised of $13.9 million, representing 1,866,851 shares of the Company’s common stock that were issued, as well as $2.0 million of cash paid on November 7, 2003 and $7.7 million of cash paid on December 11, 2003. The amount of shares issued was calculated based on the average closing price of the shares on NASDAQ for thirty consecutive days ending on the date three business days prior to the July 25, 2003 closing date. The $2.0 million cash payment related to purchase price adjustments for inventory and backlog. The Company also incurred approximately $0.4 million in transaction costs. The synergies that the Company plans to generate by using this technology in other products was the justification for a purchase price of approximately $12.5 million higher than the fair value of the net identifiable acquired assets. The Company recorded this $12.5 million amount as goodwill at the acquisition date. The results of the operations for certain assets acquired from SCM Microsystems, Inc. and Dazzle Multimedia, Inc. have been included in the Company’s consolidated financial statements since the acquisition date.

According to the terms of the Asset Purchase Agreement, the Company made an additional cash payment of $7.7 million on December 11, 2003 to SCM Microsystems, Inc. and Dazzle Multimedia, Inc. as an adjustment to the market price at which the Company’s common stock was issued relative to the market price at which the stock was sold.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$2,700
Identifiable intangible assets	7,590
In-process research and development	2,193
Goodwill	12,535

Total assets acquired	25,018
Current liabilities assumed	(985)

Net assets acquired	$24,033

The identifiable intangible assets include developed core technology of $5.6 million, trademarks and trade names of $1.7 million, and customer-related intangibles of $0.3 million, all of which are being amortized over their estimated useful life of five years. The Company also acquired in-process research and development of $2.2 million, which was subsequently expensed during the three months ended September 30, 2003. The $12.5 million of goodwill was assigned to the Business and Consumer segment.

(b)    Jungle KK

In July 2003, the Company acquired a 95% interest in Jungle KK, a privately held distribution company based in Tokyo, Japan that specializes in marketing and distributing retail software products in Japan.

The purchase price was approximately $5.0 million, of which approximately $3.6 million was paid in cash and approximately $0.8 million represents the value of the 72,122 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a period of two days prior to and two days after the date the terms were agreed to and announced. The Company also incurred approximately $0.6 million in transaction costs. The synergies that

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company planned to generate by using Jungle’s marketing and distribution channels was the justification for a purchase price of approximately $3.5 million higher than the fair value of the net identifiable acquired assets. The Company recorded this $3.5 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$3,357
Property and equipment	65
Other long-term assets	164
Identifiable intangible assets	1,623
Goodwill	3,489

Total assets acquired	8,698
Current liabilities assumed	(2,945)
Long-term liabilities assumed	(769)

Net assets acquired	$4,984

The identifiable intangible assets included trademarks and trade names of $0.8 million and customer-related intangibles of $0.8 million, and were to be amortized over their estimated useful life of five years. The $3.5 million of goodwill was assigned to the Business and Consumer segment.

On June 30, 2004, the Company sold its 95% interest in Jungle KK. The Company received and canceled 72,122 of its shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, the Company entered into a distribution agreement with Jungle KK to localize, promote and sell its consumer software products into the Japanese market for a royalty based on the percentage of net sales of our products sold by Jungle KK which does not constitute continuing involvement with Jungle KK.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations and financial position of Jungle KK in discontinued operations within the statement of operations for the fiscal year ended June 30, 2004. Since the Company acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for Jungle KK in discontinued operations reflect the period from July 1, 2003 through June 30, 2004. Since the Company sold Jungle KK on June 30, 2004, the Company’s consolidated balance sheet as of June 30, 2004 does not include the financial position for Jungle KK. The results of operations and financial position of Jungle KK were previously reported and included in the results of operations and financial position of our Business and Consumer segment.

(c)    Steinberg Media Technologies GmbH

In January 2003, the Company acquired Steinberg Media Technologies GmbH, or Steinberg, a company based in Hamburg, Germany that specializes in digital audio software solutions for consumers and professionals. Steinberg developed, manufactured and sold software products for professional musicians and producers in the music, video and film industry. The Company included Steinberg’s results of operations into its Business and Consumer segment. The Company introduced its new Pinnacle-branded Steinberg audio products during the three months ended March 31, 2003.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was approximately $24.4 million, of which approximately $8.2 million was paid in cash and approximately $14.6 million represents the value of the 1,127,768 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. In accordance with the Steinberg acquisition agreement, the Company also paid an aggregate $1.2 million to the former shareholders of Steinberg as an adjustment to the market price at which the Company’s common stock was issued relative to the market price at which they sold the stock. The calculation was determined by the difference between the average price at which each of the two former Steinberg shareholders sold the portion of their shares that were price protected, and the amount that these shareholders would have received if they had sold their price protected shares at the price at which such shares were issued. The Company also incurred approximately $0.4 million in transaction costs. The synergies that the Company generated by using this technology in other products was the justification for a purchase price of approximately $12.4 million higher than the fair value of the identifiable acquired assets. The Company recorded this $12.4 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$4,660
Property and equipment	881
Identifiable intangible assets	23,900
Goodwill	12,439

Total assets acquired	41,880
Current liabilities assumed	(17,516)

Net assets acquired	$24,364

The identifiable intangible assets include developed core technology of $13.2 million, trademarks and trade names of $1.3 million, and customer-related intangibles of $8.9 million, all of which are being amortized over a five-year period. The Company also acquired in-process research and development of $0.5 million, which was subsequently expensed during the three months ended March 31, 2003. The $12.4 million of goodwill was assigned to the Business and Consumer segment and was not amortized, in accordance with the requirements of SFAS No. 142, and was not deductible for tax purposes.

(d)    VOB Computersysteme GmbH

In October 2002, the Company acquired VOB Computersysteme GmbH, or VOB, a privately held company based in Dortmund, Germany that specializes in writable CD and DVD products and technology. The results of VOB’s operations have been included in the Company’s consolidated financial statements since that date. The Company merged VOB into its Business and Consumer segment. The Company combined VOB’s writable CD and DVD technology with some of the Company’s existing technology, which resulted in the introduction of the Company’s new Instant products during the three months ended March 31, 2003.

The purchase price was approximately $7.4 million, of which approximately $3.9 million was paid in cash and approximately $3.2 million represents the value of the 308,593 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a few days prior to the date of acquisition, which was also the date the terms were agreed to and announced. The Company also incurred approximately $0.3 million in transaction costs. The

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

synergies that the Company generated by using this technology in other products was the justification for a purchase price of approximately $7.0 million higher than the fair value of the identifiable acquired assets. The Company recorded this $7.0 million amount as goodwill at the acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$424
Property and equipment	37
Identifiable intangible assets	1,037
Goodwill	6,995

Total assets acquired	8,493
Current liabilities assumed	(1,120)

Net assets acquired	$7,373

The identifiable intangible assets include developed core technology of $0.5 million and customer-related intangibles of $0.5 million, and are being amortized over a five-year period. The $7.0 million of goodwill was assigned to the Business and Consumer segment and was not amortized, which is in accordance with the requirements of SFAS No. 142, and was not deductible for tax purposes.

(e)    FAST Multimedia

In October 2001, the Company acquired intellectual property, software rights, products, other tangible assets, and certain liabilities of FAST Multimedia Inc. and FAST Multimedia AG, collectively referred to as FAST, developers of innovative video editing solutions, headquartered in Munich, Germany. These assets and liabilities were determined to constitute a business. The results of operations for this business have been included in the Company’s consolidated financial statements since the acquisition date. The Company acquired technology and products from FAST to add its sophisticated video editing software applications to the Company’s current suite of software applications, and to eventually integrate parts or all of that software editing technology into other products.

The purchase price was approximately $13.7 million, of which approximately $2.3 million was paid in cash and approximately $10.9 million represents the value of shares of the Company’s common stock that were issued. This $10.9 million value of shares of our stock issued is net of a $0.2 million foreign currency gain, which was calculated as the difference in value between the announcement date and the disbursement date of the shares. In October 2001, the cash portion of the purchase price was paid and a first installment of 1.2 million shares, valued at approximately $5.1 million, was issued. A second installment of approximately 1.0 million shares was issued in February 2002 and was recorded as a $6.0 million increase to equity. The value of the common shares was determined based on the average market price of the Company’s shares over a few days before and after the terms of the purchase were agreed to and announced in September 2001. The Company also incurred approximately $0.3 million in transaction costs. The synergies that the Company generated by using this technology in other products was the justification for a purchase price of approximately $6.4 million higher than the fair value of the identifiable acquired net assets. The Company recorded this $6.4 million amount as goodwill at the acquisition date.

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

The identifiable intangible assets include core/developed technology of $5.0 million, trademarks and trade names of $.7 million, and customer-related intangibles of $1.1 million, all of which are being amortized over a four-year period. The $6.4 million of goodwill was assigned to the Broadcast and Professional segment and, in accordance with the requirements of SFAS No. 142, was not been amortized.

(f)    Pro Forma Financial Information for Acquisitions (unaudited)

The following unaudited pro forma financial information presents the results of operations for the fiscal year ended June 30, 2004 and 2003, as if the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 occurred at the beginning of fiscal 2004 and 2003. The pro forma financial information excludes charges for acquired in-process research and development. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 2004 and 2003 or of future operating results.

	Fiscal Year Ended June 30,
	2004	2003
	(In thousands, except per share data)

Net sales	$336,354	$349,410
Net loss	$(53,929)	$(18,694)
Net loss per share:
Basic and diluted	$(0.80)	$(0.31)
Shares used to compute net loss per share:
Basic and diluted	67,069	61,247

(g)    In-Process Research and Development

During the three months ended September 30, 2003, the Company recorded in-process research and development costs of approximately $2.2 million, all of which related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified relates to the DVC 150 product and has a value of $1.8 million. The second

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

project identified relates to the Acorn product and has a value of $0.4 million. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 23% was deemed appropriate for valuing in-process research and development projects.

During the three months ended March 31, 2003, the Company recorded in-process research and development costs of approximately $0.5 million, related to the acquisition of Steinberg Media Technologies GmbH. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified relates to the music instrument products and has a value of $0.4 million. The second project identified relates to the creative tool market and has a value of $0.1 million. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in-process projects. The stage of completion of each in-process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in-process technology. Based upon the level of completion and the risk associated with in-process technology, a discount rate of 30% was deemed appropriate for valuing in-process research and development projects.

Note 6.    Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Fiscal Years Ending June 30,
2005	$5,491
2006	3,583
2007	2,767
2008	1,617
2009	693
Thereafter	423

Total	$14,574

The lease obligation disclosure above represents a five-year period from July 1, 2004 through June 30, 2009 and any lease obligations thereafter. Rent expense for the fiscal years ended June 30, 2004, 2003 and 2002, was $5.7 million, $5.0 million and $4.6 million, respectively.

Indemnification

From time to time, the Company agrees to indemnify its customers against liability if its products infringe a third party’s intellectual property rights. As of June 30, 2004, the Company was not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

As permitted under California law, the Company has agreements whereby it indemnifies its officers and directors and certain other employees for certain events or occurrences while the officer or director is, or was

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the indemnified party’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $11.1 million, $4.3 million and $2.1 million for each of the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

Contractual Obligations

The Company’s contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce its products for sale.

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture its products for sale. The Company places POs with its vendors on an ongoing basis based on its internal demand forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of June 30, 2004, the amount of outstanding POs was approximately $26.5 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

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

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, the Company filed a claim against XOS Technologies, its principals, and certain former employees of the Company and Avid Sports, Inc. in U.S. District Court for the Northern District of California (Case No. C—02-03804 RMW) arising out of XOS’s activities in the development, sale, and support of digital video systems. The complaint alleges misappropriation of the Company’s trade secrets, false advertising, and unfair business practices. On February 24, 2003, XOS filed counterclaims against the Company, alleging antitrust violations, slander, false advertising, and intentional interference with economic advantage. The Company believes the counterclaims are without merit and intends vigorously to defend the action. The Company moved to dismiss the counterclaims, and the court dismissed the false advertising and intentional interference with economic advantage claims, with leave to amend. On June 6, 2003, XOS filed an amended countercomplaint alleging the same causes of action. The Company again moved to dismiss and, on August 25, 2003, the court entered a ruling dismissing the economic advantage claim and one of the antitrust claims but not the false advertising claim. Subsequently, the Company and the individual defendants entered into a settlement agreement, whereby the Company dismissed the action as against the individual defendants. A jury trial on the Company claims commenced January 20, 2004, and the jury rendered a verdict in favor of XOS on the Company’s trade secret misappropriation claim. In June 2004, the parties entered into a non-monetary settlement agreement, whereby both parties agreed to dismiss the case with prejudice, and the court subsequently entered an order dismissing the case in accordance with the parties’ agreement.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003, which will expire on April 11, 2005, for $16.9 million. The Company filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest of $3.5 million. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. The Company has not yet received a decision from the court. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim and has provided notice of such claim to the former shareholders. The Company has entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, the Company has held back approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, the Company is obligated to refund the difference in cash to such shareholder. Although the Company believes it is also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim, and is contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that the Company will recover all or a portion of these damages.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems, Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. On May 4, 2004, the defendants filed a petition to remove the case to the U.S. District Court for the Middle District of Florida, and the case was subsequently remanded to the Sixth Judicial Circuit Court for Pinellas County, Florida. The court has issued an order staying all proceedings until October 28, 2004 or until the appellate court renders a decision on the Athle-Tech Claim, whichever is earlier. The 2004 Athle-Tech Claim essentially alleges the same causes of action as the original Athle-Tech Claim but seeks additional damages. More particularly, the complaint alleges that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. The Company believes the complaint is barred by the judgment in the Athle-Tech Claim and is without merit, and intends to vigorously defend the action. However, there can be no assurance that the Company will prevail in defending the action. In addition, the adjudication of both the 2004 Athle-Tech Claim and the Company’s claim for indemnification may be time-consuming and protracted.

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

In September 1994, the shareholders approved the 1994 Director Stock Option Plan (the “Director Plan”), reserving 400,000 shares of common stock for issuance. The 1994 Director Plan provides for the grant of non-statutory stock options to non-employee directors of the Company. Under the Director Plan, upon joining the Board, each non-employee director automatically received an option to purchase 20,000 shares of the Company’s common stock vesting over four years. Following each annual shareholders’ meeting, each non-employee director received an option to purchase 5,000 shares of the Company’s common stock vesting over a twelve-month period. At the 2001 Annual Meeting of Shareholders, the shareholders approved an amendment to the Director Plan (i) to increase option grants to newly appointed non-employee directors from 20,000 to 40,000 shares, (ii) to increase subsequent annual option grants to non-employee directors from 5,000 to 20,000 shares, and (iii) to increase the number of shares of common stock reserved for issuance thereunder from 400,000 to 1,000,000 shares. As of June 30, 2004, options to purchase an aggregate of 476,000 shares of the Company’s common stock were outstanding under the Director Plan with a weighted average exercise price of $8.55 per share, and 410,000 shares were available for future grant. The Director Plan provides for an initial grant of

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options to purchase 40,000 shares of common stock to each new non-employee director who does not represent shareholders holding more than 1% of the Company’s outstanding common stock. Subsequently, each non-employee director will be automatically granted an additional option to purchase 20,000 shares of common stock at the next meeting of the Board of Directors following each Annual Meeting of Shareholders, provided such non-employee director has served on the Company’s Board of Directors for at least six months. All Director Plan options are granted at an exercise price equal to fair market value on the date of grant and have a ten-year term. There were 410,000 and 590,000 shares available for grant under the Director Plan at June 30, 2004 and 2003, respectively.

In October 1996, the shareholders approved the 1996 Stock Option Plan (the “1996 Plan”). The 1996 Plan provides for grants of both incentive and non-statutory stock options to employees, directors and consultants to purchase common stock at a price equal to the fair market value of such shares on the grant dates. Options granted pursuant to the 1996 Plan generally have a ten-year term and vest over a four-year period. The shareholders approved an increase in the number of shares available for grant by 800,000 shares at the 2000 Annual Meeting of Shareholders. There were 28,628 and 1,847 shares available for grant under the 1996 Plan at June 30, 2004 and 2003, respectively.

In November 1996, the Board of Directors approved the 1996 Supplemental Stock Option Plan (the “1996 Supplemental Plan”). The 1996 Supplemental Plan provides for grants of non-statutory stock options to employees and consultants other than officers and directors to purchase common stock at a price determined by the Board of Directors. Options granted pursuant to the 1996 Supplemental Plan generally have a ten-year term and vest over a four-year period. In July 2000, the Board of Directors increased the number of shares available for grant by 2,200,000. In August 2002, the Board of Directors increased the number of shares available for grant by 3,600,000. In May 2003, the Board of Directors increased the number of shares available for grant by 3,000,000. There were 4,864,780 and 6,362,140 shares available for grant under the 1996 Supplemental Plan at June 30, 2004 and 2003, respectively.

In November 2001, the Company offered a voluntary stock option exchange Program to certain eligible employees, which provided these employees with the opportunity to tender their existing stock options in exchange for an equal number of replacement options to be granted in June 2002, with an exercise price equal to the fair market value of the Company’s common stock on the date that the new options were granted. These elections were required to be made by December 17, 2001, and were required to include all options granted to the electing employee during the prior six-month period. A total of 155 employees elected to participate in the stock option exchange program. Of the 11,000,000 stock options that were eligible to be tendered, 2,600,000 options, or 24%, were tendered in December 17, 2001. On June 19, 2002, the Company granted an aggregate of 2,550,009 million replacement options to those employees who had been continuously employed by the Company from the date they tendered their options through the grant date.

Only employees of Pinnacle who lived and worked in the United States, Germany, Japan or the United Kingdom, and who were a Pinnacle employee as of, or prior to, the commencement of the offer, were eligible to participate. Directors, executive officers and certain other officers were not eligible to participate in the Stock Option Exchange Program.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under these employee and director option plans was as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
	(Shares in thousands)
Balance at June 30, 2001	1,897	14,761	$9.50
Additional shares reserved	600	—	$—
Exercised	—	(1,133)	$3.88
Granted	(4,429)	4,429	$9.16
Canceled	4,415	(4,442)	$12.79

Balance at June 30, 2002	2,483	13,615	$8.54
Additional shares reserved	6,600	—	$—
Exercised	—	(1,669)	$6.52
Granted	(2,819)	2,819	$10.73
Canceled	690	(705)	$11.25

Balance at June 30, 2003	6,954	14,060	$9.09
Exercised	—	(741)	$5.70
Granted	(3,333)	3,333	$7.58
Canceled	1,682	(1,689)	$10.31

Balance at June 30, 2004	5,303	14,963	$8.81

The following table summarizes stock options outstanding and exercisable at June 30, 2004:

	Outstanding			Exercisable
Exercise Price Range	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 2.50 to 5.34	3,003	4.93	$4.52	2,579	$4.51
$ 5.40 to 7.56	3,103	7.92	$7.04	1,148	$6.56
$ 7.80 to 9.27	3,016	6.98	$8.42	1,836	$8.60
$ 9.28 to 11.61	3,722	8.09	$11.08	2,838	$11.22
$11.81 to 30.74	2,119	5.78	$14.03	1,954	$14.13

Total	14,963	6.87	$8.81	10,355	$9.12

The weighted average fair value of options granted for the fiscal years ended June 30, 2004, 2003 and 2002 was $5.80, $5.36, and $4.48 respectively. Assumptions used in determining the fair value of stock options granted using the Black-Scholes option-pricing model were as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
Average risk-free interest rate	3.04%	2.80%	2.36%
Dividends	—	—	—
Expected life (in years)	3.1	3.2	2.6
Expected volatility	138.4%	84.6%	86.3%

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per share were as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands, except share data)
Net loss:
As reported	$(54,193)	$(21,861)	$(40,083)
Add: stock-based employee compensation expense included in reported net income, net of tax	629	—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(16,350)	(19,270)	(14,075)

Pro forma net loss	$(69,914)	$(41,131)	$(54,158)

Net loss per share:
Basic and diluted—As reported	$(0.81)	$(0.36)	$(0.70)
Basic and diluted—Pro forma	$(1.04)	$(0.67)	$(0.95)
Shares used to compute net loss per share:
Basic and diluted	67,069	61,247	56,859

Stock Purchase Plan.    As of June 30, 2004, the Company had a 1994 Employee Stock Purchase Plan (the “Purchase Plan”) under which all eligible employees may acquire common stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. As of June 30, 2004, the number of shares authorized to be issued under the Purchase Plan were 6,889,000 shares, of which 1,622,000 were available for issuance. Annual increases to the Purchase Plan were calculated at the lesser of 1,200,000 shares or 2% of the Company’s outstanding shares of common stock. Employees purchased 1,090,000, 1,182,000, and 885,000 shares in the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

The fair value of employees’ stock purchase rights under the Purchase Plan was estimated using the Black-Scholes model with the following weighted average assumptions used for purchases:

	Fiscal Year Ended June 30,
	2004	2003	2002
Risk-free interest rate	2.12%	1.29%	2.89%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	138.4%	84.6%	86.3%

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

Note 9.    Income Taxes

A summary of the components of income tax expense (benefit) follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands)
Current:
State	$149	$250	$175
Foreign	4,558	3,671	4,603

Total current	4,707	3,921	4,778

Deferred:
Foreign	(5,854)	(670)	700

Total income tax expense (benefit)	$(1,147)	$3,251	$5,478

Total income tax expense (benefit) from continuing operations differs from expected income tax expense (benefit) computed by applying the U.S. federal corporate income tax rate of 35% for the fiscal years ended June 30, 2004, 2003 and 2002 to income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands)
Income tax expense (benefit) at federal statutory rate	$(17,007)	$238	$(12,112)
State income taxes, net of federal income tax benefits	97	163	114
Non-deductible goodwill and intangible amortization	2,675	—	7,335
Foreign tax rate differentials	2,968	(1,293)	7,296
Change in beginning of the year valuation allowance	10,110	3,843	2,801
Other, net	10	300	44

Total income tax expense (benefit)	$(1,147)	$3,251	$5,478

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of June 30, 2004 and 2003 are as follows:

	Fiscal Year Ended June 30,
	2004	2003
	(In thousands)
Deferred tax assets:
Accrued expense and allowances	$11,182	$10,751
Acquired intangibles	14,358	11,850
Net operating loss carry forwards	30,288	11,936
Tax credit carry forwards	7,541	4,653
Property and equipment	1,294	1,069
Other	130	104

Total gross deferred tax assets	64,793	40,363
Less: valuation allowance	(63,717)	(39,122)

Net deferred tax assets	1,076	1,241

Deferred tax liabilities:
Acquired intangibles	(2,983)	(7,826)
Accumulated domestic international sales corporation income	(65)	(130)
Unrealized foreign exchange gain	—	(1,111)

Total gross deferred tax liabilities	(3,048)	(9,067)

Net deferred tax liabilities	$(1,972)	$(7,826)

The Company is presently unable to conclude that all of the U.S. deferred tax assets are more likely than not to be realized from the results of operations. Accordingly, a valuation allowance was provided for the U.S. net deferred tax assets. During the fiscal year ended June 30, 2004, the Company increased the valuation allowance by $24.6 million. During the fiscal year, the Company completed an Internal Revenue Service examination and as a result, the Company adjusted its net operating loss carryforwards. This adjustment increased the deferred tax asset which was offset by an increase in the valuation allowance.

The total valuation allowance recorded as of June 30, 2004 is $63.7 million. $24.6 million of the valuation allowance relates to tax benefits arising from the exercise of stock options which will be credited to shareholders’ equity when recognized. The remaining balance will be recognized as a reduction in income tax expense, or an increase in income tax benefit, if it is later determined that the related deferred tax assets are more likely than not to be realized. During the fiscal year ended June 30, 2003, the Company increased the valuation allowance by $3.8 million to $39.1 million. During the fiscal year ended June 30, 2002, the Company increased the valuation allowance by $2.8 million to $35.3 million.

As of June 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $78.4 million and $23.8 million, respectively. The Company’s federal net operating loss carryforwards expire in the years 2012 through 2024, if not utilized. The Company’s state net operating loss expires in the years 2013 through 2014, if not utilized. The Company had foreign net operating loss carryforwards of $2.5 million, which have no expiration provision. In addition, the Company had federal research and experimentation credit carryforwards of $3.6 million, which expire in 2004 through 2023, and state research and experimentation credit carryforwards of $3.6 million, which have no expiration provision. The Company also has other various federal and state credits of $0.3 million with various or no expiration provisions.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” as defined in Internal Revenue Code Section 382. If the Company has such an ownership change, the Company’s ability to utilize the above mentioned carryforwards could be significantly reduced.

For the fiscal year ended June 30, 2004, the Company incurred a $48.6 million net loss from continuing operations before income taxes and cumulative effect of change in accounting principle, which is comprised of $12.2 million net loss before income taxes from international operations and $36.4 million net loss before income taxes from domestic operations. No U.S. taxes have been provided on the undistributed earnings of the Company’s foreign subsidiaries as the Company plans to indefinitely reinvest the foreign earnings outside the U.S. For the fiscal year ended June 30, 2003, the Company generated a $.7 million net income from continuing operations before income taxes and cumulative effect of change in accounting principle, which is comprised of $12.3 million net income before income taxes from international operations and $11.6 million net loss before income taxes from domestic operations. For the fiscal year ended June 30, 2002, the Company incurred a $34.6 million net loss from continuing operations before income taxes and cumulative effect of change in accounting principle, which is comprised of $10.5 million net income before income taxes from international operations and $45.1 million net loss before income taxes from domestic operations.

Note 10.    Segment and Geographic Information

The Company organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers.

For the period July 1, 2001 through June 30, 2002, the Company’s organizational structure was based on two reportable segments: (1) Broadcast and Professional, and (2) Personal Web Video. On July 1, 2002, the Company renamed the Personal Web Video division to the Business and Consumer division, but did not change the structure or operations of this division. For the period July 1, 2002 through June 30, 2004, the Company was organized and operated its business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer.

As of June 30, 2004, the Company’s chief operating decision maker evaluated the performance of these two segments based on net sales, cost of sales, operating income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle, excluding the effects of certain nonrecurring or non-cash charges including the amortization of other intangibles, the impairment of goodwill and other intangible assets, restructuring costs, legal judgment, and in-process research and development costs. Operating results also include allocations of certain corporate expenses.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s operations by operating segment for the fiscal years ended June 30, 2004, 2003 and 2002:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands)
Broadcast and Professional:
Net sales	$133,210	$142,719	$120,835
Costs and expenses:
Cost of sales	58,860	57,984	56,377
Engineering and product development	23,119	23,798	23,881
Sales, marketing and service	48,008	41,735	39,522
General and administrative	10,502	9,909	8,239
Amortization of goodwill	—	—	15,124
Amortization of other intangible assets	1,742	9,266	15,551
Impairment of goodwill	12,311	—	—
Restructuring costs	2,193	—	—
Legal judgment	—	15,161	—

Total costs and expenses	156,735	157,853	158,694

Operating loss	$(23,525)	$(15,134)	$(37,859)

Business and Consumer:
Net sales	$201,617	$188,361	$110,956
Costs and expenses:
Cost of sales	116,023	94,133	57,827
Engineering and product development	19,217	14,406	7,564
Sales, marketing and service	56,398	51,192	31,935
General and administrative	12,531	9,526	7,368
Amortization of goodwill	—	—	2,894
Amortization of other intangible assets	6,587	5,335	2,322
Impairment of other intangible assets	10,294	—	—
Restructuring costs	3,145	—	—
In-process research and development	2,193	470	—

Total costs and expenses	226,388	175,062	109,910

Operating income (loss)	$(24,771)	$13,299	$1,046

Combined:
Net sales	$334,827	$331,080	$231,791
Costs and expenses:
Cost of sales	174,883	152,117	114,204
Engineering and product development	42,336	38,204	31,445
Sales, marketing and service	104,406	92,927	71,457
General and administrative	23,033	19,435	15,607
Amortization of goodwill	—	—	18,018
Amortization of other intangible assets	8,329	14,601	17,873
Impairment of goodwill	12,311	—	—
Impairment of other intangible assets	10,294	—	—
Restructuring costs	5,338	—	—
Legal judgment	—	15,161	—
In-process research and development	2,193	470	—

Total costs and expenses	383,123	332,915	268,604

Operating loss	$(48,296)	$(1,835)	$(36,813)

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company markets its products globally through its network of sales personnel, dealers, distributors and subsidiaries. Export sales account for a significant portion of the Company’s net sales. The following tables present a summary of revenue and long-lived assets by geographic region as of and for the fiscal years ended June 30:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands)
Net Sales by Geographic Region
United States	$115,647	$134,488	$108,499
United Kingdom, Ireland	16,895	18,286	12,700
Germany	43,775	38,087	15,967
France	22,538	19,783	15,059
Spain, Italy, Benelux	40,410	28,901	16,700
Japan, China, Hong Kong, Singapore, Korea, Australia	29,117	32,844	23,609
Other foreign countries	66,445	58,691	39,257

Total	$334,827	$331,080	$231,791

	As of June 30,
	2004	2003
	(In thousands)
Long-lived Assets
United States	$10,476	$9,775
Germany	4,463	4,258
Other foreign countries	2,284	1,318

Total	$17,223	$15,351

Foreign revenue is reported based on the sale destination. No one customer accounted for more than 10% of net sales during the fiscal years ended June 30, 2004, 2003 and 2002. No one customer accounted for more than 10% of net accounts receivable as of June 30, 2004 and 2003.

Note 11.    Restructuring

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

As a result of the restructuring plan during the three months ended December 31, 2003, the Company recorded restructuring costs of $5.0 million, which consisted of $3.8 million for workforce reductions, including severance and benefits costs for 77 employees, and $1.2 million of costs resulting from exiting certain leased facilities. $3.0 million of the restructuring costs related to the Business and Consumer segment and $2.0 million of the restructuring costs related to the Broadcast and Professional segment. $1.3 million of the total $3.8 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of our Board of

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors. Approximately $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

During the three months ended March 31, 2004, the Company recorded restructuring costs of approximately $0.3 million for severance and benefits. The Company did not incur any restructuring costs during the three months ended June 30, 2004.

The following table summarizes the accrued restructuring balances as of June 30, 2004:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Costs incurred	$3,801	$1,217	$5,018
Cash payments	(1,166)	(131)	(1,297)

Balance as of December 31, 2003	2,635	1,086	3,721
Costs incurred	320	—	320
Cash payments	(1,369)	(165)	(1,534)
Non-cash settlements	(596)	—	(596)

Balance as of March 31, 2004	990	921	1,911
Cash payments	(521)	(105)	(626)

Balance as of June 30, 2004	$469	$816	$1,285

The Company’s accrual as of June 30, 2004 for severance and benefits will be paid over the next few years through June 30, 2006. The Company’s accrual as of June 30, 2004 for leased facilities will be paid over their respective lease terms through August 2006.

In July 2004, the Company announced a restructuring plan, which it expects to implement over the next three to six months ending December 31, 2004. The restructuring plan will include a reduction of workforce, associated with the Company’s realignment of its business to a functional organizational structure, and will result in a restructuring charge. The Company is also in the process of evaluating whether to vacate excess leased space in both U.S. and European locations, and therefore, may incur additional restructuring costs in the next three to six months ending December 31, 2004.

Note 12.    Discontinued Operations

On June 30, 2004, the Company sold its 95% interest in Jungle KK. The Company received and canceled 72,122 of its shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, the Company entered into a distribution agreement with Jungle KK to localize, promote and sell its consumer software products into the Japanese market for a royalty based on the percentage of net sales of our products sold by Jungle KK which does not constitute continuing involvement with Jungle KK.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations and financial position of Jungle KK in discontinued operations within the statements of operations for the fiscal year ended June 30, 2004. Since the Company acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for Jungle KK

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in discontinued operations reflect the period from July 1, 2003 through June 30, 2004. Since the Company sold Jungle KK on June 30, 2004, the Company’s consolidated balance sheet as of June 30, 2004 does not include the financial position for Jungle KK. The results of operations and financial position of Jungle KK were previously reported and included in the results of operations and financial position of our Business and Consumer division.

The results from discontinued operations for the fiscal year ended June 30, 2004 were as follows (in thousands):

Fiscal Year Ended June 30, 2004
Net sales	$8,279
Cost of sales	(4,919)
Operating expenses	(3,199)

Operating income	161
Interest and other expense, net	(93)

Income before income taxes	68
Income tax benefit	(3)

Income from operations of discontinued operations	71
Loss on sale of discontinued operations	(6,820)

Loss from discontinued operations	$(6,749)

Note 13.    Supplemental Cash Flow Information

The following table reflects supplemental cash flow from investing activities related to acquisitions for the fiscal years ended June 30:

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands)
Fair value of:
Assets acquired and goodwill	$33,716	$50,373	$13,963
Liabilities assumed and costs incurred	(5,836)	(19,347)	(715)
Common stock issued	(14,658)	(17,769)	(10,915)

Net cash paid on acquisitions	$13,222	$13,257	$2,333

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2004 and 2003 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except for per share data)
Fiscal 2004:
Net sales	$69,343	$87,470	$91,524	$86,490
Operating loss	(12,614)	(31,273)	(294)	(4,115)
Income (loss) from continuing operations before income taxes	(12,279)	(33,021)	651	(3,942)
Net loss	$(12,980)	$(29,854)	$(293)	$(11,066)
Net loss per share:
Basic and diluted	$(0.20)	$(0.45)	$(0.00)	$(0.16)
Shares used to compute net loss per share:
Basic and diluted	65,086	66,401	68,108	68,676

Fiscal 2003:
Net sales	$68,574	$84,501	$88,666	$89,339
Operating income (loss)	1,481	(5,369)	(29)	2,082
Net income (loss)	$(17,870)	$(6,821)	$(626)	$3,456
Net income (loss) per share:
Basic	$(0.30)	$(0.11)	$(0.01)	$0.05
Diluted	$(0.29)	$(0.11)	$(0.01)	$0.05
Shares used to compute net income (loss) per share:
Basic	59,128	60,451	62,453	63,014
Diluted	62,018	60,451	62,453	66,103

Note 15.    Subsequent Events

On July 27, 2004, the Company announced that it expects to implement a restructuring plan over the next three to six months ending December 31, 2004. The restructuring plan will include a reduction of workforce, associated with the Company’s realignment of its business to a functional organizational structure, and will result in a restructuring charge. The Company is also in the process of evaluating whether to vacate excess leased space in both U.S. and European locations, and therefore may incur additional restructuring costs in the next three to six months ending December 31, 2004.

The 1994 Employee Stock Purchase Plan expired on August 24, 2004. The Board of Directors adopted the 2004 Employee Stock Purchase Plan, which was approved by shareholders, and was effective on August 24, 2004. Under the 2004 Employee Stock Purchase Plan, all eligible employees may acquire common stock at the lesser of 85% of the closing sales price of the stock at specific, predetermined dates. An aggregate of 1,203,227 shares of the Company’s common stock were issuable under the 2004 Employee Stock Purchase Plan.

On August 25, 2004, the Company and Global Television Network (GTN) of Canada mutually agreed to terminate a $3.2 million contract dated September 30, 2003 under which GTN agreed to purchase two of the Company’s Vortex news systems for its stations in Toronto and Vancouver. To date, the Company has not recognized any revenue from this contract, and is in the process of evaluating the impact of this termination on the valuation of the inventory associated with this arrangement, which the Company carried at approximately $1.5 million on its consolidated balance sheet at June 30, 2004. Any adjustments to such inventory will be recorded as cost of sales in the first quarter of fiscal year 2005.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reviews its goodwill for impairment, in accordance with Statement of Financial Accounting Standards No. 142, on an annual basis or whenever significant events or changes occur in its business. The Company has chosen the quarter ending September 30, 2004 as the date of the annual impairment test. In the current quarter ending September 30, 2004, the market price of the Company’s stock has declined significantly, which has resulted in a significant decline in the Company’s market capitalization. As the upcoming goodwill impairment analysis will take into consideration the decrease in market capitalization, the Company may be required to record an impairment of goodwill in the quarter ending September 30, 2004.

Schedule II—Valuation and Qualifying Accounts

(in thousands)

	Balance at Beginning of Period	Effect of Acquisitions	Charged to Expenses or Other Accounts	Deductions/ Write-offs	Foreign Currency Translation	Balance at End of Period
Year ended June 30, 2004
Allowance for doubtful accounts	$5,204	$—	$(51)	$(1,117)	$90	$4,126
Sales return allowances	6,602	—	1,278	—	294	8,174

Year ended June 30, 2003
Allowance for doubtful accounts	$4,065	$468	$522	$(165)	$314	$5,204
Sales return allowances	5,267	—	1,556	—	(221)	6,602

Year ended June 30, 2002
Allowance for doubtful accounts	$3,781	$—	$1,042	$(925)	$167	$4,065
Sales return allowances	3,548	—	1,754	(327)	292	5,267

S-1

EXHIBIT INDEX

Number	Description of Document

2.2(1)	Share Purchase and Transfer Agreement dated as of September 30, 2002 by and among Volkmar Breitfeld, Maik Langenberg, Pinnacle Systems GmbH and Pinnacle Systems, Inc.

2.3(2)	Share Purchase and Transfer Agreement dated December 18, 2002 by and among Pinnacle Systems, Inc., Pinnacle Systems GmbH and the shareholders of Steinberg Media Technologies GmbH

2.4(3)	Asset Purchase Agreement dated as of June 29, 2003 by and among SCM Microsystems, Inc., Dazzle Multimedia, Inc. and Pinnacle Systems, Inc.

3.1(4)	Restated Articles of Incorporation of Pinnacle Systems, Inc.

3.2(4)	Bylaws of Pinnacle Systems, Inc., as amended to date

4.1(5)	Preferred Shares Rights Agreement dated as of December 12, 1996 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.1.1(5)	Amendment No. 1 to Preferred Shares Right Agreement dated as of April 30, 1998 by and between Pinnacle Systems, Inc. and ChaseMellon Shareholder Services, L.L.C.

4.5(6)	Registration Rights Agreement dated April 6, 2000 by and between Pinnacle Systems, Inc. and each of David Engelke, Seth Haberman and Simon Haberman

4.9(2)	Registration Rights Agreement dated January 2, 2003 by and between Pinnacle Systems, Inc. and each of Manfred Rürup and Karl Steinberg

4.10(7)	Declaration of Registration Rights dated July 25, 2003 by and between Pinnacle Systems, Inc. and SCM Microsystems, Inc.

10.1(8)	1987 Stock Option Plan, as amended, and form of agreement thereto

10.2(9)	1994 Employee Stock Purchase Plan, as amended, and form of agreement thereto

10.3(10)	1994 Director Stock Option Plan, as amended, and form of agreement thereto

10.4(11)	Form of Indemnification Agreement between Pinnacle Systems, Inc. and its officers and directors

10.11(12)	1996 Stock Option Plan, as amended, and form of agreements thereto

10.12(13)	1996 Supplemental Stock Option Plan, as amended, and form of agreements thereto

10.18.2(14)	Assignment and Modifications of Leases dated August 16, 1999 between Pinnacle Systems, Inc., Network Computing Devices, Inc. and D.R. Stephens Company

10.23(15)	Amendment No. 1 to the Agreement and Plan of Merger dated as of March 29, 2000 by and between Pinnacle Systems, Inc., Digital Editing Services, 1117 Acquisition Corporation and each of David Engelke and Bryan Engelke

10.62(13)	Offer Letter and Employment Contract dated June 18, 2002 between Pinnacle Systems, Inc. and J. Kim Fennell

10.63(13)	Offer Letter and Employment Contract dated June 28, 2002 between Pinnacle Systems, Inc. and Mark L. Sanders

10.64(13)	Lease Agreement dated December 19, 1997 between Pinnacle Systems GmbH and Herrn Horst Theilemann

10.65(16)	Change of Control Severance Agreement dated January 30, 2003 between Kim Fennell and Pinnacle Systems, Inc.

10.66(16)	Change of Control Severance Agreement dated January 30, 2003 between Arthur Chadwick and Pinnacle Systems, Inc.

10.66.1(17)	Amended and Restated Change of Control Severance Agreement dated May 11, 2004 between Pinnacle Systems, Inc. and Arthur D. Chadwick

Number	Description of Document

10.67(16)	Change of Control Severance Agreement dated January 30, 2003 between Pinnacle Systems, Inc. and each of Georg Blinn, Ajay Chopra, William Loesch and Bob Wilson

10.67.1(17)	Amended and Restated Change of Control Severance Agreement dated February 24, 2004 between Pinnacle Systems, Inc. and William Loesch

10.68(16)	Lease Agreement dated January 31, 2001 between Firma Steinberg Media Technologies GmbH and Beteiligungsgesellschaft Holtigbaum

10.69(18)	2004 Employee Stock Purchase Plan and form of agreement thereto

10.70(18)	Transition Employment Agreement dated as of November 1, 2003 between J. Kim Fennell and Pinnacle Systems, Inc.

10.71(11)	Letter Agreement dated November 1, 2003 between Pinnacle Systems, Inc. and Charles J. Vaughan

10.72(17)	Offer Letter and Employment Agreement dated March 1, 2004 between Pinnacle Systems, Inc. and Patti S. Hart

10.73	Offer Letter and Employment Agreement dated August 29, 1997 between Pinnacle Systems, Inc. and Georg Blinn

10.74	Offer Letter and Employment Agreement dated May 2, 1994 between Pinnacle Systems, Inc. and William Loesch

10.75	Offer Letter and Employment Agreement dated December 26, 2002 between Pinnacle Systems, Inc. and Warren Allgyer

21.1	List of subsidiaries of Pinnacle Systems, Inc.

23.1	Report and Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See Page 67)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002, as filed on November 14, 2002.
(2)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-102390), as filed on January 7, 2003.
(3)	Incorporated by reference to the exhibits filed with our Current Report on Form 8-K (File No. 000-24784), as filed on August 8, 2003.
(4)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1 (File No. 333-83812), as declared effective by the Securities and Exchange Commission on November 8, 1994.
(5)	Incorporated by reference to the exhibits filed with our Registration Statement on Form 8-A as declared effective by the Securities and Exchange Commission on February 17, 1997 and as amended by Amendment No. 1 thereto on Form 8-A/A filed on May 19, 1998.
(6)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-50988), as filed on November 30, 2000.
(7)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-3 (File No. 333-107985), as filed on August 14, 2003.
(8)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-2816), as filed on March 27, 1996.
(9)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-74071), as filed on March 8, 1999.
(10)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-81978), as filed on February 1, 2002.

(11)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003, as filed on February 11, 2004.
(12)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-8 (File No. 333-51110), as filed on December 1, 2002.
(13)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed on September 27, 2002.
(14)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as filed on September 17, 1996.
(15)	Incorporated by reference to the exhibits filed with our Annual Report on Form 10-K for the fiscal year ended June 30, 2001, as filed on September 26, 2001.
(16)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003, as filed on May 15, 2003.
(17)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, as filed on May 13, 2004.
(18)	Incorporated by reference to the exhibits filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, as filed on November 12, 2003.