Form 10-Q
period 2004-09-30
PINNACLE SYSTEMS INC
filed 2004-11-09
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of November 1, 2004 was approximately 69,341,026 no par value.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$46,443	$61,299
Marketable securities	16,903	10,955
Accounts receivable, less allowances for doubtful accounts and returns of $4,162 and $6,860 as of September 30, 2004, and $4,126 and $8,174 as of June 30, 2004, respectively	39,672	42,168
Inventories	44,876	47,162
Prepaid expenses and other current assets	6,374	8,727

Total current assets	154,268	170,311

Restricted cash	16,850	16,850
Property and equipment, net	16,031	17,223
Goodwill	73,612	73,273
Other intangible assets, net	15,029	16,298
Other assets	8,205	7,789

	$283,995	$301,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,562	$18,283
Accrued and other liabilities	50,849	56,898
Deferred revenue	15,825	13,909

Total current liabilities	79,236	89,090

Deferred income taxes	1,786	1,972

Total liabilities	81,022	91,062

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 69,320 and 68,839 issued and outstanding as of September 30, 2004 and June 30, 2004, respectively	377,215	375,550
Accumulated deficit	(179,418)	(169,487)
Accumulated other comprehensive income	5,176	4,619

Total shareholders’ equity	202,973	210,682

	$283,995	$301,744

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended September 30,
	2004	2003
Net sales	$70,542	$69,343

Costs and expenses:
Cost of sales	39,871	38,316
Engineering and product development	10,115	10,550
Sales, marketing and service	19,399	22,184
General and administrative	7,076	5,979
Amortization of other intangible assets	1,381	2,735
Restructuring costs	2,435	—
In-process research and development	—	2,193

Total costs and expenses	80,277	81,957

Operating loss	(9,735)	(12,614)
Interest and other income, net	508	334

Loss from continuing operations before income taxes	(9,227)	(12,280)
Income tax expense	704	528

Loss from continuing operations	(9,931)	(12,808)
Loss from discontinued operations, net of taxes	—	(172)

Net loss	$(9,931)	$(12,980)

Loss per share from continuing operations:
Basic and diluted	$(0.14)	$(0.20)

Loss per share from discontinued operations:
Basic and diluted	$—	$—

Net loss per share:
Basic and diluted	$(0.14)	$(0.20)

Shares used to compute net loss per share:
Basic and diluted	69,043	65,086

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(9,931)	$(12,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	3,708	5,007
Provision for doubtful accounts	450	121
Deferred taxes	(225)	(696)
In-process research and development	—	2,193
Loss on disposal of property and equipment	225	177
Changes in operating assets and liabilities:
Accounts receivable	2,403	6,429
Inventories	2,724	(1,556)
Prepaid expenses and other assets	2,058	3,254
Accounts payable	(5,869)	(1,187)
Accrued and other liabilities	(6,455)	(1,787)
Deferred revenue	1,843	3,639
Long-term liabilities	(14)	(133)

Net cash provided by (used in) operating activities of continuing operations	(9,083)	2,653

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash acquired	—	(3,525)
Purchases of property and equipment	(1,250)	(2,638)
Purchases of marketable securities	(5,948)	—
Proceeds from maturity of marketable securities	—	1,084

Net cash used in investing activities of continuing operations	(7,198)	(5,079)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	1,665	2,244

Net cash provided by financing activities of continuing operations	1,665	2,244

Effects of exchange rate changes on cash and cash equivalents	(240)	(249)

Net decrease in cash and cash equivalents	(14,856)	(431)
Cash and cash equivalents at beginning of period of continuing operations	61,299	62,617

Cash and cash equivalents at end of period of continuing operations	$46,443	$62,186

Cash and cash equivalents of discontinued operations at beginning of period	$—	$—
Cash provided by acquisition of discontinued operations	$—	$101
Cash used in discontinued operations	$—	$(101)

Cash and cash equivalents of discontinued operations at end of period	$—	$—

Supplemental disclosures of cash paid during the period for:
Interest	$2	$—

Income taxes	$771	$3,528

Non-cash transactions:
Common stock issued in acquisitions	$—	$20,934

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Pinnacle Systems, Inc. and its wholly owned subsidiaries (“Pinnacle” or the “Company”). Intercompany transactions and related balances have been eliminated in consolidation. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions of Form 10-Q and Rule 10 of Regulation S-X. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates included in these financial statements include revenue recognition, allowances for doubtful accounts and sales returns, inventory valuation, the valuation of goodwill and intangibles, and the deferred tax asset valuation allowance. Actual results could differ from those estimates. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 10, 2004. Results of operations for interim periods are not necessarily indicative of results for a full fiscal year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

The Company recognizes revenue from sales of products upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. If applicable to the sales transaction, revenue is only recorded if the revenue recognition criteria of Statement of Position 97-2, “Software Revenue Recognition,” as amended, are met.

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

Goodwill

The Company reviews its goodwill for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, on an annual basis or whenever significant events or changes occur in its business. If the Company determines that goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the date of the annual impairment test. The Company performed the annual goodwill impairment analysis required by SFAS No. 142 during the three months ended September 30, 2004 and concluded that goodwill was not impaired. As of September 30, 2004 and June 30, 2004, the Company had $73.6 million and $73.3 million of goodwill, respectively. (See Note 7).

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

Acquisition-related intangible assets result from the Company’s acquisitions accounted for under the purchase method of accounting and consist of amortizable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other amortizable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to five years. As of September 30, 2004 and June 30, 2004, the Company had $15.0 million and $16.3 million of other intangible assets, respectively. (See Note 7).

Foreign Currency Hedging

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

In the three months ended September 30, 2004 and the fiscal year ended June 30, 2004, the Company entered into forward exchange contracts to hedge foreign currency exposures of the Company’s foreign subsidiaries, including one intercompany loan and other intercompany accounts, in order to mitigate subsequent foreign currency fluctuations. The Company marks the forward exchange contracts to market through the statement of operations in accordance with SFAS No. 133. In the three months ended September 30, 2004, foreign currency transaction gains and losses from the forward exchange contracts substantially offset gains and losses recognized on intercompany loans and accounts.

At September 30, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$16.1	0.8854
British Pounds	2.7	0.5546
Japanese Yen	1.2	108.59

Total	$20.0

All forward contracts have durations of less than one year. As of September 30, 2004, the cost of all forward contracts approximated their fair value.

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

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share data)
Net loss:
As reported	$(9,931)	$(12,980)
Add: stock-based employee compensation expense included in reported net loss, net of tax	—	—
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(2,338)	(4,719)

Pro forma net loss	$(12,269)	$(17,699)

Net loss per share:
Basic and diluted - As reported	$(0.14)	$(0.20)

Basic and diluted - Pro forma	$(0.18)	$(0.27)

Shares used to compute net loss per share:
Basic and diluted	69,043	65,086

The fair value of stock options granted using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended September 30, 2004: volatility of 135%, no expected dividends, an average risk-free interest rate of 3.4% and an average expected option term of 2.9 years. The fair value of stock options granted using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended September 30, 2003: volatility of 141%, no expected dividends, an average risk-free interest rate of 2.9% and an average expected option term of 3.2 years. The weighted average fair value of options granted for the three months ended September 30, 2004 and 2003 was $2.86 and $5.43, respectively.

The fair value of stock issued under the 1994 Employee Stock Purchase Plan and the 2004 Employee Stock Purchase Plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended September 30, 2004: volatility of 135%, no expected dividends, an average risk-free interest rate of 2.3% and an average expected option term of 0.5 years. The fair value of employees’ stock purchase rights under the 1994 employee stock purchase plan using the Black-Scholes option-pricing model was estimated using the following assumptions for the three months ended September 30, 2003: volatility of 141%, no expected dividends, an average risk-free interest rate of 1.45% and an average expected option term of 0.5 years.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. EITF No. 03-1 was effective for reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company does not expect the adoption of EITF No. 03-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares from the assumed exercise of options outstanding during the period, if any, using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share data)
Numerator:
Net loss	$(9,931)	$(12,980)

Denominator:
Basic and diluted weighted-average shares outstanding	69,043	65,086

Net loss per share:
Basic and diluted	$(0.14)	$(0.20)

The following table sets forth the common shares that were excluded from the diluted loss per share computations because the Company had net losses, and therefore, these securities were anti-dilutive:

	Three Months Ended September 30,
	2004	2003
Potentially dilutive securities:
Common stock issuable upon exercise of stock options	13,932,936	9,107,933

The Company was previously contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between the Company and a former shareholder of DES and Montage, the Company issued 24,960 shares in December 2003 and retained unconditionally 74,881 shares in December 2003 as satisfaction for one of the Montage shareholder’s indemnification obligation for the Athle-Tech claim. At September 30, 2004, the Company is contingently liable to issue 299,522 shares of its common stock. The Company’s obligation to issue these shares is contingent upon the final legal damages and costs assessed against the Company in the Athle-Tech litigation and the outcome of the Company’s claim for indemnification against certain of the former shareholders of Montage for the Athle-Tech damages and costs (see Note 9). If and when the 299,522 contingent shares are issued, the Company would increase the number of basic and diluted weighted-average shares outstanding.

3. Comprehensive Loss

The Company’s comprehensive loss includes net loss, unrealized loss on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended September 30,
	2004	2003
	(In thousands)
Net loss	$(9,931)	$(12,980)
Unrealized loss on available-for-sale investments	(3)	(39)
Foreign currency translation adjustment	560	1,878

Comprehensive loss	$(9,374)	$(11,141)

4. Balance Sheet Components

	September 30, 2004	June 30, 2004
	(In thousands)
Inventories, net:
Raw materials	$8,056	$8,674
Work in process	18,094	15,356
Finished goods	18,726	23,132

	$44,876	$47,162

Property and equipment:
Computers and equipment	$25,723	$25,539
Leasehold improvements	7,463	7,446
Office furniture and fixtures	5,180	4,953
Demonstration equipment	4,302	4,332
Internal use software	8,869	8,757

	51,537	51,027
Accumulated depreciation and amortization	(35,506)	(33,804)

	$16,031	$17,223

Other intangible assets:
Core/developed technology	$56,195	$56,047
Trademarks and trade names	12,030	12,007
Customer-related intangibles	11,545	11,502

	79,770	79,556
Accumulated amortization	(64,741)	(63,258)

	$15,029	$16,298

Other assets:
Service inventory	$7,451	$7,028
Other	754	761

	$8,205	$7,789

Accrued and other liabilities:
Payroll and commission-related	$5,321	$6,303
Income taxes payable	3,857	3,094
Warranty	3,176	3,075
Royalties	4,073	4,628
Sales incentive programs	5,350	6,175
Restructuring	2,403	1,285
Customer advance payments	1,051	1,231
Legal judgment	14,200	14,200
Sales tax	295	2,784
Other	11,123	14,123

	$50,849	$56,898

The finished goods inventory included $5.3 million as of September 30, 2004 and $7.0 million as of June 30, 2004 located at customer sites.

5. Financial Instruments

The Company’s policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. As of September 30, 2004 and June 30, 2004, marketable securities were classified as available-for-sale securities and consisted principally of government agency notes and commercial paper. Unrealized losses on available-for-sale securities are reflected as a component of accumulated other comprehensive loss within shareholders’ equity.

The estimated fair value of investments is based on quoted market prices at the balance sheet date. Cash and cash equivalents and short-term marketable securities consisted of the following:

	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
As of September 30, 2004
Cash and cash equivalents:
Cash	$24,033	$—	$24,033
Money market funds	5,461	—	5,461
Certificates of deposits	10,948	—	10,948
Commercial paper	6,001	—	6,001

Total cash and cash equivalents	$46,443	$—	$46,443

Short-term marketable securities:
Government agency notes	$12,953	$(15)	$12,938
Commercial paper	3,965	—	3,965

Total short-term marketable securities	$16,918	$(15)	$16,903

As of June 30, 2004
Cash and cash equivalents:
Cash	$23,514	$—	$23,514
Money market funds	23,071	—	23,071
Certificates of deposits	14,714	—	14,714

Total cash and cash equivalents	$61,299	$—	$61,299

Short-term marketable securities:
Government agency notes	$10,967	$(12)	$10,955

The total unrealized loss for impaired investments, comprised of debt securities maturing within one year or less, was not material.

6. Acquisitions

(a) SCM Microsystems, Inc. and Dazzle Multimedia, Inc.

In July 2003, the Company acquired certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., a company that specializes in digital media and video solutions. The Company integrated Dazzle’s digital video editing products into its existing home video editing business in the Business and Consumer segment during the three months ended September 30, 2003.

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

The purchase price was approximately $5.0 million, of which approximately $3.6 million was paid in cash and approximately $0.8 million represents the value of the 72,122 shares of the Company’s common stock that were issued. The value of the common stock issued was determined based on the average market price of the Company’s common stock over a period of two days prior to and two days after the date the terms were agreed to and announced. The Company also incurred approximately $0.6 million in transaction costs. The synergies that the Company planned to generate by using Jungle’s marketing and distribution channels was the justification for a purchase price of approximately $3.5 million higher than the fair value of the net identifiable acquired assets. The Company recorded this $3.5 million amount as goodwill at the acquisition date.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations and financial position of Jungle KK in discontinued operations within the statement of operations for the fiscal year ended June 30, 2004. Since the Company acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for the three months ended September 30, 2003 for Jungle KK are reflected in discontinued operations. Since the Company sold Jungle KK on June 30, 2004, the Company’s consolidated balance sheets as of September 30, 2004 and June 30, 2004 do not include the financial position for Jungle KK.

(c) Pro Forma Financial Information for Acquisitions (unaudited)

The following unaudited pro forma financial information presents the results of operations for the three months ended September 30, 2004 and 2003, as if the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003 occurred at the beginning of fiscal 2004. The pro forma financial information excludes charges for acquired in-process research and development. The pro forma financial information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 2004 or of future operating results.

	Three Months Ended September 30,
	2004	2003
	(In thousands, except per share data)
Net sales	$70,542	$70,870
Net loss	$(9,931)	$(12,716)

Net loss per share:
Basic and diluted	$(0.14)	$(0.20)

Shares used to compute net loss per share:
Basic and diluted	69,043	65,086

(d) In-Process Research and Development

During the three months ended September 30, 2003, the Company recorded in-process research and development costs of approximately $2.2 million, all of which related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified related to the DVC 150 product and had a value of $1.8 million at the acquisition date. The second project identified related to the Acorn product and had a value of $0.4 million at the acquisition date. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in-process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in process technology. Based upon the level of completion at the acquisition date and the risk associated with in-process technology, a discount rate of 23% was deemed appropriate for valuing in-process research and development projects.

7. Goodwill and Other Intangible Assets

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

The transitional, annual and interim goodwill impairment analysis, each consist of the following two-step process:

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

In both Step 1 and Step 2, above, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Three Months Ended September 30, 2004

The Company performed the annual goodwill impairment analysis required by SFAS No. 142 during the three months ended September 30, 2004 and concluded that goodwill was not impaired. As of September 30, 2004 and June 30, 2004, the Company had $73.6 million and $73.3 million of goodwill, respectively. As of September 30, 2004 and June 30, 2004, the Company had approximately $15.0 million and approximately $16.3 million of amortizable intangible assets, respectively.

Fiscal Year Ended June 30, 2004

The Company performed the annual goodwill impairment analysis required by SFAS No. 142 during the three months ended September 30, 2003 and concluded that goodwill was not impaired.

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

A summary of changes in the Company’s goodwill during the three months ended September 30, 2004 by reportable segment is as follows (in thousands):

	Broadcast and Professional	Business and Consumer	Total
Goodwill
Net carrying amount as of June 30, 2004	$28,948	$44,325	$73,273
Foreign currency translation	—	339	339

Net carrying amount as of September 30, 2004	$28,948	44,664	$73,612

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other Intangible Assets
Core/developed technology	$56,195	$(44,424)	$11,771
Trademarks and trade names	12,030	(9,569)	2,461
Customer-related intangibles	11,545	(10,748)	797

Total	$79,770	$(64,741)	$15,029

	As of June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other Intangible Assets
Core/developed technology	$56,047	$(43,297)	$12,750
Trademarks and trade names	12,007	(9,360)	2,647
Customer-related intangibles	11,502	(10,601)	901

Total	$79,556	$(63,258)	$16,298

The total amortization expense related to other intangible assets is set forth in the table below (in thousands):

	Three Months Ended September 30,
	2004	2003
Amortization of Other Intangible Assets
Core/developed technology	$1,069	$1,546
Trademarks and trade names	201	462
Customer-related intangibles	111	705
Other identifiable intangibles	—	22

Total amortization	$1,381	$2,735

The total estimated future annual amortization related to other intangible assets is set forth in the table below (in thousands):

Future Amortization Expense
For the Nine-Month Period October 1, 2004 through June 30, 2005	$4,161

For the Fiscal Years Ending June 30:
2006	4,282
2007	3,861
2008	2,603
2009	122

Total	$15,029

8. Segment Information

The Company organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers. The Company operates its business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer. For the period July 1, 2003 through June 30, 2004, the Company’s chief operating decision maker evaluated the performance of these two segments based on net sales, cost of sales, operating income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle, excluding the effects of certain nonrecurring or non-cash charges including the amortization of other intangibles, the impairment of goodwill and other intangible assets, restructuring costs, legal judgment, and in-process research and development costs. Operating results also include allocations of certain corporate expenses.

On July 1, 2004, the Company realigned its business to a functional organizational structure to manage its continuing operations and still remains organized and operates as two reporting segments: (1) Broadcast and Professional, and (2) Business and Consumer. Since July 1, 2004, the Company’s Chief Executive Officer, who is the chief operating decision maker, has primarily evaluated the performance of these two segments based only on net sales and cost of sales. Operating expenses, however, are managed functionally on a global basis and include worldwide operations, engineering and product development, sales, marketing and service, and general and administrative expenses. Operating expenses are not allocated among the Company’s reporting segments.

The following table presents a summary of operating information for the three months ended September 30, 2004 and 2003 (in thousands). The Company’s segment disclosure for the three months ended September 30, 2003 was revised to conform to the current period presentation.

	Three Months Ended September 30, 2004:
	Reporting Segments
	Business and Consumer	Broadcast and Professional	Unallocated	Total
Net sales	$43,164	$27,378	$—	$70,542
Cost of sales	22,679	17,192	—	39,871
Operating expenses	—	—	40,406	40,406
Operating loss	—	—	—	(9,735)

	Three Months Ended September 30, 2003:
	Reporting Segments
	Business and Consumer	Broadcast and Professional	Unallocated	Total
Net sales	$35,060	$34,283	$—	$69,343
Cost of sales	21,501	16,815	—	38,316
Operating expenses	—	—	43,641	43,641
Operating loss	—	—	—	(12,614)

9. Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Nine-Month Period:
October 1, 2004 through June 30, 2005	$4,118

For the Fiscal Years Ending June 30,
2006	3,583
2007	2,767
2008	1,617
2009	693
Thereafter	423

Total operating lease obligations	$13,201

Indemnification

From time to time, the Company agrees to indemnify its customers against liability if its products infringe a third party’s intellectual property rights. As of September 30, 2004, the Company was not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

As permitted under California law, the Company has agreements whereby it indemnifies its officers and directors and certain other employees for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the indemnified party’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $2.3 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively.

Other Contractual Obligations

The Company’s contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce its products for sale.

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture its products for sale. The Company places POs with its vendors on an ongoing basis based on its internal demand forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of September 30, 2004, the amount of outstanding POs was approximately $16.4 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

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

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003, which will expire on April 11, 2005, for $16.9 million. The Company filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest of $3.5 million. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. On October 13, the Florida Second District Court of Appeal ruled with respect to the Company’s appeal in its pending lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of the Company. Although the ruling is not yet final, it may reduce the original judgment of $14.2 million to approximately $7.0—$7.3 million (plus post-judgment interest of approximately $0.7 million), subject to Athle-Tech’s right to retry a portion of the case. There remain certain issues that make the exact calculation uncertain, and both parties have filed motions for reconsideration by the Court of Appeal. As a result, the final outcome of this lawsuit is still subject to uncertainty. The Company is currently evaluating the opinion and its options in the case. The Company believes it is entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim and has provided notice of such claim to the former shareholders. The Company has entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, the Company has held back approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, the Company is obligated to refund the difference in cash to such shareholder. The appellate court decision, although not final, makes it possible that the Company will be obligated to refund a portion of the amount heldback. Although the Company believes it is also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against the Company in the Athle-Tech Claim, and is contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that the Company will recover all or a portion of these damages. The arbitration that may be required to adjudicate the Company’s claim for indemnification will likely be a time consuming and protracted process.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems, Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. On May 4, 2004, the defendants filed a petition to remove the case to the U.S. District Court for the Middle District of Florida, and the case was subsequently remanded to the Sixth Judicial Circuit Court for Pinellas County, Florida. The court issued an order staying all proceedings until October 28, 2004 or until the appellate court renders a decision on the Athle-Tech Claim, whichever is earlier. On October 28, 2004, the court lifted the stay. The 2004 Athle-Tech Claim essentially alleges the same causes of action as the original Athle-Tech Claim but seeks additional damages. More particularly, the complaint alleges that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. The Company believes the complaint is barred by the judgment in the Athle-Tech Claim and is without merit, and intends to vigorously defend the action. However, there can be no assurance that the Company will prevail in defending the action. In addition, the adjudication of both the 2004 Athle-Tech Claim and the Company’s claim for indemnification may be time-consuming and protracted.

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

10. Restructuring

Second Quarter 2004 Restructuring Plan

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

During the three months ended March 31, 2004, the Company recorded restructuring costs of approximately $0.3 million for severance and benefits. The second quarter 2004 restructuring plan was completed during the three months ended March 31, 2004. The Company did not incur any additional restructuring costs during the three months ended June 30, 2004, and does not expect to incur any additional future costs related to the second quarter 2004 restructuring plan.

The Company’s accrual as of September 30, 2004 for severance and benefits that related to the second quarter 2004 restructuring plan will be paid through June 30, 2006. The Company’s accrual as of September 30, 2004 for leased facilities that related to the second quarter 2004 restructuring plan will be paid over their respective lease terms through August 2006.

First Quarter 2005 Restructuring Plan

In July 2004, the Company announced a restructuring plan, which it began to implement during the three months ended September 30, 2004 and will continue to implement during the three months ending December 31, 2004. The restructuring plan includes a reduction of workforce associated with the Company’s realignment of its business to a functional organizational structure. The Company is also in the process of evaluating whether to vacate excess leased space in U.S. and European locations.

As a result of the restructuring plan, the Company recorded restructuring costs of $2.4 million for severance and benefits, which constituted a 5% reduction in workforce, during the three months ended September 30, 2004. The Company expects to incur additional restructuring costs of approximately $2 to $3 million during the three months ending December 31, 2004 for severance and benefits, which constitutes an additional 5% reduction in workforce, and costs related to vacating excess leased space in U.S. and European locations.

The Company’s accrual as of September 30, 2004 for severance and benefits that related to the first quarter 2005 restructuring plan will be paid through January 2005. The Company’s accrual as of September 30, 2004 for leased facilities that related to the first quarter 2005 restructuring plan will be paid over their respective lease terms through July 2005.

The following table summarizes the accrued restructuring balances as of September 30, 2004:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Balance as of June 30, 2004 for second quarter 2004 restructuring plan	$469	$816	$1,285

Cash payments for second quarter 2004 restructuring plan	(164)	(94)	(258)

Balance as of September 30, 2004 for second quarter 2004 restructuring plan	305	722	1,027

Costs incurred for first quarter 2005 restructuring plan	2,378	57	2,435
Cash payments for first quarter 2005 restructuring plan	(1,010)	(49)	(1,059)

Balance as of September 30, 2004 for first quarter 2005 restructuring plan	1,368	8	1,376

Total accrued restructuring balance as of September 30, 2004	$1,673	$730	$2,403

11. Discontinued Operations

On June 30, 2004, the Company sold its 95% interest in Jungle KK. The Company received and canceled 72,122 of its shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, the Company entered into a distribution agreement with Jungle KK to localize, promote and sell its consumer software products into the Japanese market for a royalty based on the percentage of net sales of products sold by Jungle KK which does not constitute continuing involvement with Jungle KK.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations and financial position of Jungle KK in discontinued operations within the statements of operations for the fiscal year ended June 30, 2004. Since the Company acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for the three months ended September 30, 2003 for Jungle KK are reflected in discontinued operations. Since the Company sold Jungle KK on June 30, 2004, the Company’s consolidated balance sheets as of September 30, 2004 and June 30, 2004 do not include the financial position for Jungle KK.

The results from discontinued operations for the three months ended September 30, 2003 were as follows (in thousands):

Three Months Ended September 30, 2003
Net sales	$1,584
Cost of sales	(1,266)
Operating expenses	(607)

Operating loss	(289)
Interest and other expense, net	(8)

Loss before income taxes	(297)
Income tax benefit	(125)

Loss from discontinued operations	$(172)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: any projections regarding changes in our management transition matters, product focus and organizational structure; operating results; sales; general and administrative expenses; restructuring costs; cash flow from operations; and critical accounting estimates.

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

The Company operates its business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information related to our operating segments.

RESULTS OF OPERATIONS

Overview of Results - First Quarter of Fiscal Year 2005

Our overall net sales for the three months ended September 30, 2004 were $70.5 million, an increase of 1.7%, compared to overall net sales of $69.3 million in the three months ended September 30, 2003. Our net sales were generated by geographic region as follows: 50.4% of sales from Europe, 37.3% of sales from the Americas, 8.8% of sales from Asia Pacific, and 3.5% of sales from Japan.

Our net loss for the three months ended September 30, 2004 was $9.9 million, or $0.14 per share, compared to a net loss of $13.0 million, or $0.20 per share, for the three months ended September 30, 2003. In the three months ended September 30, 2004, we incurred amortization of other intangible assets of $1.4 million and restructuring costs of $2.4 million. In the three months ended September 30, 2003, we incurred amortization of other intangible assets of $2.7 million and in-process research and development costs of $2.2 million.

Our cash, cash equivalents, restricted cash, and short-term marketable securities balance decreased $8.9 million during the three months ended September 30, 2004, from $89.1 million as of June 30, 2004 to $80.2 million as of September 30, 2004. We made no payments for acquisitions during the three months ended September 30, 2004.

Restructuring Plan

On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, President and Chief Executive Officer. As part of this management change and in order to better implement our strategy, we initiated a review of our various businesses to determine which are core and non-core to our future. That review led to the implementation of a restructuring plan that is currently being executed. We plan to focus on, and invest in, those businesses that we have determined are core businesses, and will consider discontinuing or selling any non-core businesses. In order to better organize and structure our company, we plan to rationalize our product lines, improve organizational efficiency, make operational improvements, and invest in new information technology systems.

In order to rationalize our product lines, we conducted a review of our products and decided to focus on markets where we enjoy a strong position and can potentially generate superior operating margins. For example, we plan to focus on our Studio and Liquid products by moving them to a common software platform which will allow us to leverage R&D costs and create a more seamless path for Studio users to upgrade to our more advanced Liquid products. In addition, in the Broadcast market, we expect to de-emphasize the sale and deployment of customized systems and focus instead on more standardized systems.

In July 2004, we implemented a plan to reorganize from a divisional structure to a more functional organization, which we believe will lead to better organizational efficiency through the elimination of duplicative functions within our company. We have combined the operational and development functions of our previous two divisions in order to create cost savings and generate efficiencies in manufacturing, product development and services. In order to reduce operating costs, we initiated a plan to reduce our workforce by up to 10% during fiscal 2005. Our plan to create operational improvements includes the outsourcing of certain operational functions, including manufacturing and service functions, and the move to develop certain projects in lower-cost regions. We also plan to close and consolidate certain disparate facilitates to gain operational efficiencies. In addition, we believe we can increase the visibility and predictability of our forecasts by using better metrics to benchmark and track our progress from customer relationship management to sales force automation tools, all of which requires certain changes and investments in new information technology systems.

Net Sales

Overall net sales increased 1.7% from $69.3 million in the three months ended September 30, 2003 to $70.5 million in the three months ended September 30, 2004.

The following is a summary of net sales by segment (in thousands):

	Three Months Ended September 30:
	2004	% of Net Sales	2003	% of Net Sales	% Change
Net Sales by Segment
Business and Consumer	$43,164	61.2%	$35,060	50.6%	23.1%
Broadcast and Professional	27,378	38.8%	34,283	49.4%	(20.1)%

Total	$70,542	100.0%	$69,343	100.0%	1.7%

The increase in sales from our Business and Consumer segment was primarily due to increased sales of our TV viewing products. The decrease in sales from our Broadcast and Professional segment was primarily due to decreased sales of our live-to-air production products, decreased sales of our content creation products, decreased sales of our content delivery products, which were partially offset by an increase in our support revenue.

The following is a summary of net sales by geographic region (in thousands):

	Three Months Ended September 30:
	2004	% of Net Sales	2003	% of Net Sales	% Change
Net Sales by Geographic Region
Americas	$26,289	37.3%	$30,641	44.2%	(14.2)%
Europe	35,572	50.4%	29,610	42.7%	20.1%
Asia Pacific	6,181	8.8%	7,377	10.6%	(16.2)%
Japan	2,500	3.5%	1,715	2.5%	45.8%

Total	$70,542	100.0%	$69,343	100.0%	1.7%

The decrease in sales from the Americas was primarily due to decreased sales of our live-to-air production products and decreased sales of our content delivery products, which were partially offset by an increase in our support revenue. The increase in sales from Europe was primarily due to increased sales of our TV viewing products in the consumer market. The decrease in sales from Asia Pacific was primarily due to decreased sales of our live-to-air production products and decreased sales of our content creation products.

We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal year 2005 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when converted back into U.S. dollars.

Deferred revenue increased 13.8% from $13.9 million as of June 30, 2004 to $15.8 million as of September 30, 2004. The increase in deferred revenue was due to an increase in post-contract customer support revenue, as well as an increase in billings for certain customers for whom we did not yet recognize the associated revenue since the revenue recognition criteria were not yet met.

Cost of Sales

	Three Months Ended September 30:
	2004	% of Net Sales	2003	% of Net Sales	% Change
Cost of Sales by Market Segment
Business and Consumer	$22,679	52.5%	$21,501	61.3%	5.5%
Broadcast and Professional	17,192	62.8%	16,815	49.0%	2.2%

Total	$39,871	56.5%	$38,316	55.3%	4.1%

We distribute and sell our products to users through a combination of independent distributors, dealers and VARs (value-added resellers), OEMs, retail chains, and, to a lesser extent, a direct sales force. Sales to independent distributors, dealers and VARs, OEMs, and retail chains, are generally at a discount to the published list prices. The amount of discount, and consequently, our net sales less cost of sales, as a percentage of net sales, varies depending on the product, the channel of distribution, the volume of product purchased, and other factors.

Cost of sales consists primarily of costs related to the procurement of components and subassemblies, labor and overhead associated with procurement, assembly and testing of finished products, inventory management, service costs from our product lines serving the broadcast market, warehousing, shipping, warranty costs, royalties, and provisions for obsolescence and shrinkage. The decrease in Business and Consumer cost of sales, as a percentage of Business and Consumer net sales, was primarily due to a favorable product mix. The increase in Broadcast and Professional cost of sales, as a percentage of Broadcast and Professional net sales, was primarily due to a $2.2 million write-down of inventory related to our products that serve the broadcast segment, including the write-down of inventory resulting from the termination of a contract with Global Television Network on August 25, 2004, and higher material costs.

Engineering and Product Development

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Engineering and product development expenses	$10,115	$10,550	(4.1)%
As a percentage of net sales	14.3%	15.2%

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, and facility costs. The decrease in engineering and product development expenses was primarily due to lower consulting services. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

Sales, Marketing and Service

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Sales, marketing and service expenses	$19,399	$22,184	(12.6)%
As a percentage of net sales	27.5%	32.0%

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel for consumer markets, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services. The decrease in sales, marketing and service expenses was primarily due to lower compensation and related costs from the decrease in headcount resulting from our restructuring plan.

General and Administrative

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
General and administrative expenses	$7,076	$5,979	18.3%
As a percentage of net sales	10.0%	8.6%

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal, accounting and consulting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses. The increase in general and administrative expenses was primarily due to a reclass of certain headcount related expenses from sales, marketing and service expense to general and administrative expense, and increased costs for bad debt expense and information technology-based initiatives, which were partially offset by lower legal fees.

Amortization of Other Intangible Assets

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Amortization of other intangible assets	$1,381	$2,735	(49.5)%
As a percentage of net sales	2.0%	3.9%

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

Restructuring Costs

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Restructuring costs	$2,435	$—	—%
As a percentage of net sales	3.5%	—%

Second Quarter 2004 Restructuring Plan

During the three months ended December 31, 2003, we implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. We also exited certain leased facilities in New Jersey and terminated a total of 77 of its employees worldwide, 37 of whom were located in the U.S. and 40 of whom were located in Europe.

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

During the three months ended March 31, 2004, we recorded restructuring costs of approximately $0.3 million for severance and benefits. The second quarter 2004 restructuring plan was completed during the three months ended March 31, 2004. We did not incur any additional restructuring costs during the three months ended June 30, 2004, and do not expect to incur any additional future costs related to the second quarter 2004 restructuring plan.

Our accrual as of September 30, 2004 for severance and benefits that related to the second quarter 2004 restructuring plan will be paid through June 30, 2006. Our accrual as of September 30, 2004 for leased facilities that related to the second quarter 2004 restructuring plan will be paid over their respective lease terms through August 2006.

First Quarter 2005 Restructuring Plan

In July 2004, we announced a restructuring plan, which we began to implement during the three months ended September 30, 2004 and will continue to implement during the three months ending December 31, 2004. The restructuring plan includes a reduction of workforce associated with the realignment of our business to a functional organizational structure. We are also in the process of evaluating whether to vacate excess leased space in U.S. and European locations.

As a result of the restructuring plan, we recorded restructuring costs of $2.4 million for severance and benefits, which constituted a 5% reduction in workforce, during the three months ended September 30, 2004. We expect to incur additional restructuring costs of approximately $2 to $3 million during the three months ending December 31, 2004 for severance and benefits, which constitutes an additional 5% reduction in workforce, and costs related to vacating excess leased space in U.S. and European locations.

Our accrual as of September 30, 2004 for severance and benefits that related to the first quarter 2005 restructuring plan will be paid through January 2005. Our accrual as of September 30, 2004 for leased facilities that related to the first quarter 2005 restructuring plan will be paid over their respective lease terms through July 2005.

The following table summarizes the accrued restructuring balances as of September 30, 2004:

(In thousands)	Severance and Benefits	Leased Facilities	Total
Balance as of June 30, 2004 for second quarter 2004 restructuring plan	$469	$816	$1,285
Cash payments for second quarter 2004 restructuring plan	(164)	(94)	(258)

Balance as of September 30, 2004 for second quarter 2004 restructuring plan	305	722	1,027

Costs incurred for first quarter 2005 restructuring plan	2,378	57	2,435
Cash payments for first quarter 2005 restructuring plan	(1,010)	(49)	(1,059)

Balance as of September 30, 2004 for first quarter 2005 restructuring plan	1,368	8	1,376

Total accrued restructuring balance as of September 30, 2004	$1,673	$730	$2,403

Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates were made. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods.

In-Process Research and Development

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
In-process research and development costs	$—	$2,193	(100.0)%
As a percentage of net sales	—%	3.2%

During the three months ended September 30, 2003, we recorded in-process research and development costs of approximately $2.2 million, all of which related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified related to the DVC 150 product and had a value of $1.8 million at the acquisition date. The second project identified related to the Acorn product and had a value of $0.4 million at the acquisition date. The value assigned to in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in-process projects. The stage of completion of each in-process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in process technology. Based upon the level of completion at the acquisition date and the risk associated with in-process technology, a discount rate of 23% was deemed appropriate for valuing in-process research and development projects.

Interest and Other Income, Net

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Interest and other income	$424	$352	20.5%
Foreign currency remeasurement and transaction gain (loss)	84	(18)	566.7%

Interest and other income, net	$508	$334	52.1%

As a percentage of net sales	0.7%	0.5%

Interest and other income, net, consists primarily of interest income generated from our investments in money market funds, government securities, and foreign currency remeasurement or transaction gains or losses. The increase in interest and other income, net, was primarily due to foreign currency transaction gains.

Income Tax Expense

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Income tax expense	$704	$528	33.3%
As a percentage of net sales	1.0%	0.8%

Income taxes are comprised of state and foreign income taxes. We recorded a provision for income taxes from continuing operations of $0.7 million and $0.5 million for the quarters ended September 30, 2004 and 2003, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2004, and September 30, 2004, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. The American Jobs Creation Act of 2004 was signed into law on October 22, 2004. We are currently evaluating the impact that the law will have on our provision for income taxes.

Discontinued Operations

	Three Months Ended September 30,
(In thousands)	2004	2003	% Change
Income from discontinued operations, net of taxes	$—	$(172)	(100.0)%
As a percentage of net sales	—%	(0.2)%

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported the results of operations and financial position of Jungle KK in discontinued operations within the statements of operations for the fiscal year ended June 30, 2004. Since we acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for the three months ended September 30, 2003 for Jungle KK are reflected in discontinued operations. Since we sold Jungle KK on June 30, 2004, our consolidated balance sheets as of September 30, 2004 and June 30, 2004 do not include the financial position for Jungle KK.

The results from discontinued operations for the three months ended September 30, 2003 were as follows (in thousands):

Three Months Ended September 30, 2003
Net sales	$1,584
Cost of sales	(1,266)
Operating expenses	(607)

Operating loss	(289)
Interest and other expense, net	(8)

Loss before income taxes	(297)
Income tax benefit	(125)

Loss from discontinued operations	$(172)

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, restricted cash and short-term marketable securities balances as of September 30, 2004 and June 30, 2004 are summarized as follows (in thousands):

	As of September 30, 2004	As of June 30, 2004
Cash and cash equivalents	$46,443	$61,299
Short-term marketable securities	16,903	10,955

Total cash and cash equivalents and short-term marketable securities	$63,346	$72,254

Cash and cash equivalents were $46.4 million as of September 30, 2004, compared to $61.3 million as of June 30, 2004. Cash and cash equivalents as of September 30, 2004 and June 30, 2004 do not include $16.9 million of cash that was classified as restricted cash, since the funds are restricted for the Athle-Tech Claim (see Note 9 of Notes to Condensed Consolidated Financial Statements).

Cash and cash equivalents decreased $14.9 million during the three months ended September 30, 2004, compared to a decrease of $0.4 million during the three months ended September 30, 2003. We have funded our operations to date through sales of equity securities, the exercise of employee stock options and employee stock purchase plans, as well as through cash flows from operations. Although we believe our existing cash, cash equivalents and cash flow anticipated to be generated by future operations will be sufficient to meet our operating requirements for the next twelve months, we may be required to seek additional financing within this period.

Our operating, investing and financing activities for the three months ended September 30, 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Cash provided by (used in) operating activities of continuing operations	$(9,083)	$2,653
Cash used in investing activities	(7,198)	(5,079)
Cash provided by financing activities	1,665	2,244

Operating Activities

Our operating activities used cash of $9.1 million during the three months ended September 30, 2004, compared to generating cash of $2.7 million during the three months ended September 30, 2003.

Cash used in operations of $9.1 million during the three months ended September 30, 2004 was primarily attributable to our negative operating cash flow after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, and the loss on disposal of property and equipment. Our negative operating cash flow was primarily due to decreases in accounts payable and accrued and other liabilities, which were partially offset by decreases in accounts receivable, inventories, and prepaid and other assets, and an increase in deferred revenue.

Cash generated from operations of $2.7 million during the three months ended September 30, 2003 was primarily attributable to decreases in accounts receivable and prepaid and other assets, as well as an increase in deferred revenues, which were partially offset by decreases in accrued and other liabilities and accounts payable and an increase in inventories. As a result, we maintained positive cash flows from operations, despite incurring a net loss of $13.0 million for the three months ended September 30, 2003 and after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, in-process research and development, and the loss on disposal of property and equipment. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $2.2 million during the three months ended September 30, 2003, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003.

Investing Activities

Our investing activities consumed cash of $7.2 million during the three months ended September 30, 2004 compared to consuming cash of $5.1 million during the three months ended September 30, 2003.

Cash consumed by investing activities of $7.2 million during the three months ended September 30, 2004 was due to the purchase of marketable securities and the purchase of property and equipment.

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

Financing Activities

Our financing activities generated cash of $1.7 million during the three months ended September 30, 2004 compared to generating cash of $2.2 million during the three months ended September 30, 2003.

Cash generated from financing activities of $1.7 million during the months ended September 30, 2004 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Cash generated from financing activities of $2.2 million during the three months ended September 30, 2003 was due to the proceeds received from the exercise of employee stock options.

Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of September 30, 2004, we were not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

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

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $2.3 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively.

Contractual Obligations

Our contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce our products for sale.

The impact that our contractual obligations as of September 30, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	$13,201	$4,118	$6,350	$2,310	$423
Purchase obligations	16,419	16,419	—	—	—

Total	$29,620	$20,537	$6,350	$2,310	$423

(1)	This represents the future minimum lease payments.

Foreign Exchange Contracts

At September 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$16.1	0.8854
British Pounds	2.7	0.5546
Japanese Yen	1.2	108.59

Total	$20.0

All forward contracts have durations of less than one year. As of September 30, 2004, the cost of all forward contracts approximated their fair value.

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

We have identified the accounting policies below as the policies most critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 10, 2004. Our critical accounting policies are as follows:

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

We recognize revenue from sales of products upon shipment, net of estimated returns, provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collectibility is reasonably assured. If applicable to the sales transaction, revenue is only recorded if the revenue recognition criteria of Statement of Position 97-2, “Software Revenue Recognition,” as amended, are met.

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

The transitional, annual and interim goodwill impairment analysis, each consist of the following two-step process:

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

In both Step 1 and Step 2, above, the fair value of each reporting unit was determined by estimating the present value of future cash flows for each reporting unit.

Three Months Ended September 30, 2004

We performed the annual goodwill impairment analysis required by SFAS No. 142 during the three months ended September 30, 2004 and concluded that goodwill was not impaired. As of September 30, 2004 and June 30, 2004, we had $73.6 million and $73.3 million of goodwill, respectively. As of September 30, 2004 and June 30, 2004, we had approximately $15.0 million and approximately $16.3 million of amortizable intangible assets, respectively.

Fiscal Year 2004

We performed the annual goodwill impairment analysis required by SFAS No. 142 during the three months ended September 30, 2003 and concluded that goodwill was not impaired.

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

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities based on the net tax effects of tax credits, operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. The valuation allowance is based on our estimates of taxable income in each jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Through September 30, 2004, we believe it is more likely than not that substantially all of our deferred tax assets will not be realized and, accordingly, we have recorded a valuation allowance against substantially all of our deferred tax assets. If results of operations in the future indicate that some or all of the deferred tax assets will be recovered, the reduction of the valuation allowance will be recorded as a tax benefit in the period in which such determination is made. A credit to shareholders’ equity would result if the reduction of the valuation allowance were related to tax benefits arising from the exercise of stock options. If the reduction of the valuation allowance were related to any acquired companies, the credit would be to goodwill.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115 that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. EITF No. 03-1 was effective for reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We do not expect the adoption of EITF No. 03-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our net revenue and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are beyond our control. These factors include:

•	adverse changes in general economic conditions in any of the countries in which we do business;

•	increased competition and pricing pressure;

•	the timing of significant orders from and shipments to major customers, including OEMs and our large broadcast accounts;

•	the timing and market acceptance of our new products and upgrades;

•	the timing of customer acceptance on large system sales;

•	our success in developing, marketing and shipping new products;

•	our dependence on the distribution channels through which our products are sold;

•	the accuracy of our and our resellers’ forecasts of end-user demand;

•	the accuracy of inventory forecasts;

•	our ability to obtain sufficient supplies from our subcontractors on a timely basis;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement our business and product plans;

•	the timing and level of consumer product returns;

•	foreign currency fluctuations;

•	our ability to successfully integrate the operations of acquired businesses and to retain the customers of acquired businesses;

•	delays and significantly higher costs associated with integrating the operations of acquired businesses than we anticipated;

•	failure to realize expected synergies from the acquisition of businesses and the resulting disposition of such businesses;

•	the discontinuation or sale of businesses resulting from our restructuring plan;

•	excess or obsolete inventories;

•	overdue or uncollectible accounts receivables;

•	the introduction of new products by major competitors;

•	intellectual property infringement claims (by or against us); and

•	changes to business terms and conditions with our large broadcast customers.

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

We performed the annual goodwill impairment analysis required by SFAS No. 142 during the three months ended September 30, 2004 and concluded that goodwill was not impaired. As of September 30, 2004, we had approximately $73.6 million of goodwill and $15.0 million of other intangible assets.

If we determine that our goodwill has been impaired in future quarters, we will be required to record impairment charges that may be substantial and would adversely affect our financial position and operating results.

Our failure to successfully implement our reorganization plan could adversely affect the growth of our revenue and stock price.

In July 2004, we implemented a reorganization plan from a divisional structure to a functional structure that included several organizational and management changes in the Business and Consumer segment and in the Broadcast and Professional segment. The management changes included a new management structure that is comprised of an eight member executive team responsible for various functional areas and reporting to our Chairman of the Board, President and Chief Executive Officer, Patti S. Hart. We believe this consolidation of our segment divisions will result in higher operational efficiencies and cost reductions. However, our expenses will increase to the extent we are not successful in achieving these results.

As part of this management change, and the ensuing restructuring plan, and in order to better implement our strategy, we initiated a review of our various businesses to determine which are core and non-core to our future. We plan to focus on, and invest in, those businesses that we have determined are core businesses, and will consider discontinuing or selling any non-core businesses. In the event that we discontinue or sell any businesses, it is likely that our revenue and operating results will be adversely affected until revenue from the discontinued or sold business are replaced by revenue from remaining businesses.

In July 2004, we announced a restructuring plan, which we began to implement during the three months ended September 30, 2004 and will continue to implement during the three months ending December 31, 2004. The restructuring plan includes a reduction of workforce associated with the realignment of our business to a functional organizational structure. We are also in the process of evaluating whether to vacate excess leased space in U.S. and European locations.

As a result of the restructuring plan, we recorded restructuring costs of $2.4 million for severance and benefits during the three months ended September 30, 2004. We expect to incur additional costs for severance and benefits, and may incur additional costs related to vacating excess leased space in U.S. and European locations during the three months ending December 31, 2004.

We incurred losses in fiscal year 2004 and the first quarter of fiscal year 2005 and we may generate losses in the second, third and fourth quarters of fiscal year 2005.

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

We incurred a net loss of $9.9 million during the first quarter of fiscal year 2005, and may incur net losses during the second, third and fourth quarters of fiscal year 2005, and our operating results and the price of our common stock may decline as a result if economic conditions deteriorate, our revenue grows at a slower rate than in the past or declines, our expenses increase without a commensurate increase in our revenue, or we take any additional restructuring charges or charges related to the sale of assets.

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

Our sales were relatively linear throughout the quarters in the first, second and third quarters of fiscal year 2003 and the second, third and fourth quarters of fiscal year 2004. However, during the fourth quarter of fiscal year 2003, the first quarter of fiscal year 2004, and the first quarter of fiscal year 2005, we recognized a substantial portion of our revenue in the last month or weeks of the quarter, and our revenue depended substantially on orders booked during the last month or weeks of the quarter. We may recognize a substantial portion of our revenue in the last month or weeks of future quarters. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenue to fall below analysts’ expectations.

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

Because we sell products internationally, we are subject to additional risks and governmental regulation.

During the three months ended September 30, 2004, sales of our products by geographic region were comprised of the following: approximately 50.4% of sales from Europe, 37.3% of sales from the Americas, 8.8% of sales from Asia Pacific, and 3.5% of sales from Japan. Sales of our products outside of North America represented approximately 62.0% of net sales in the fiscal year ended June 30, 2004. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal year 2005 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when converted back into U.S. dollars.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. The fair value of these forward contracts is recorded as other current assets or other current liabilities each period and the related gain or loss is recognized as a foreign currency gain or loss included in other income (expense). In the three months ended September 30, 2004 and the fiscal year ended June 30, 2004, we entered into forward exchange contracts to hedge foreign currency exposures of our foreign subsidiaries, including one intercompany loan and other intercompany accounts. In the three months ended September 30, 2004 and the fiscal year ended June 30, 2004, foreign currency transaction losses from the forward contracts substantially offset losses and gains recognized on intercompany loans and accounts.

As of September 30, 2004, our cash and cash equivalents, restricted cash and short-term marketable securities balance totaled approximately $80.2 million, with approximately $56.0 million located in the U.S. and approximately $24.2 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

In addition to foreign currency risks, our international sales and operations may also be subject to the following risks:

•	unexpected changes in regulatory requirements;

•	export license requirements;

•	Restrictions and controls on the export of critical technology;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	difficulties in staffing and managing international operations; and

•	potential insolvency of international dealers and difficulty in collecting accounts.

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

If certain of our key senior management and technical personnel leave as a result of our management change or are no longer able to perform services for us, this could materially and adversely affect our business and may result in certain payments to those managers. We have entered into Change of Control Severance Agreements with the executive team which could result in the payment of certain benefits if management changes trigger benefits in accordance with those agreements. In the past we have failed to retain key senior management and may do so in the future. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. As a result, our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. Also, employees may leave our company and subsequently compete against us, or contractors may perform services for competitors of ours.

In addition, effective October 20, 2004, Arthur D. Chadwick resigned from his position as our Senior Vice President, Finance and Administration and Chief Financial Officer. Ms. Suzy Seandel, our current Vice President of Finance and Accounting, has assumed the responsibilities of interim Chief Financial Officer. We are currently conducting a search for a successor Chief Financial Officer. If we are unable to attract a suitable successor to Mr. Chadwick or if we lose the services of Ms. Seandel prior to hiring her successor, our business could be adversely affected. We anticipate that the recruitment of a successor Chief Financial Officer will continue to require increased attention and effort from our Board of Directors and management personnel.

Any failure to successfully integrate the businesses we have acquired or which we acquire in the future could have an adverse effect on our business or operating results.

Over the past several years, we have acquired a number of businesses and technologies. In July 2003, we acquired certain assets and assumed certain liabilities of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. In January 2003, we acquired all of the outstanding stock of Steinberg Media Technologies GmbH, based in Hamburg, Germany. In October 2002, we acquired all of the outstanding stock of VOB Computersysteme GmbH, based in Dortmund, Germany. In October 2001, we acquired the business and substantially all of the assets, and assumed certain liabilities, of FAST Multimedia Holdings Inc. and FAST Multimedia AG, based in Munich, Germany. In December 2000, we acquired DVD authoring technology from Minerva. In June 2000, we acquired Avid Sports, Inc. and Propel. In April 2000, we acquired Montage. In March 2000, we acquired DES and Puffin. In August 1999, we acquired the Video Communications Division of HP. Although we have acquired businesses in the past, we plan to focus more on developing growth through organic means rather than through the acquisition of other businesses. Integrating acquired operations is a complex, time-consuming and potentially expensive process. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

•	distracting management from the day-to-day operations of our business;

•	litigation arising from disputes related to these acquisitions;

•	costs, delays and inefficiencies associated with integrating acquired operations, products and personnel;

•	failure to realize the anticipated synergies from the acquisition of businesses and the resulting disposition of such businesses;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	possible impairment of relationships with employees and customers as a result of the integration of new businesses and management personnel;

•	potentially dilutive issuances of our equity securities; and

•	incurring debt and amortization expenses related to goodwill and other intangible assets.

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

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB statements No. 123 and 95 (“Exposure Draft”),” which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing expenses, which could significantly increase our net losses.

Compliance with new rules and regulations concerning corporate governance may be costly and time consuming.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for Board and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

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

We may need additional capital in the future to support our growth, and such additional funds may not be available to us

We intend to expend substantial funds for capital expenditures and working capital related to our future expected net loss, new information technology systems, restructuring, and other working capital and general corporate purposes. Although we believe our existing cash, cash equivalents and cash flow anticipated to be generated by future operations will be sufficient to meet our operating requirements for the next twelve months, we may be required to seek additional financing within this period.

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

In the three months ended September 30, 2004 and the fiscal year ended June 30, 2004, we entered into forward exchange contracts to hedge foreign currency exposures of our foreign subsidiaries, including one intercompany loan and other intercompany accounts. In the three months ended September 30, 2004 and the fiscal year ended June 30, 2004, foreign currency transaction losses from the forward contracts substantially offset losses and gains recognized on intercompany loans and accounts.

At September 30, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$16.1	0.8854
British Pounds	2.7	0.5546
Japanese Yen	1.2	108.59

Total	$20.0

All forward contracts have durations of less than one year. As of September 30, 2004, the cost of all forward contracts approximated their fair value.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) of the Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting (as defined in Rule 13a – 15(e) of the Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleges that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleges that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech seeks a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a Letter of Credit through a financial institution on April 11, 2003, which will expire on April 11, 2005, for $16.9 million. We filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest of $3.5 million. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. On October 13, the Florida Second District Court of Appeal ruled with respect to our appeal in our pending lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of ours. Although the ruling is not yet final, it may reduce the original judgment of $14.2 million to approximately $7.0 - $7.3 million (plus post-judgment interest of approximately $0.7 million), subject to Athle-Tech’s right to retry a portion of the case. There remain certain issues that make the exact calculation uncertain, and both parties have filed motions for reconsideration by the Court of Appeal. As a result, the final outcome of this lawsuit is still subject to uncertainty. We are currently evaluating the opinion and our options in the case. We believe we are entitled, pursuant to the Montage and DES acquisition agreements, to indemnification from certain of the former shareholders of each of Montage and DES for all or at least a portion of the damages assessed against us in the Athle-Tech Claim and have provided notice of such claim to the former shareholders. We have entered into a settlement agreement with one of the former shareholders of DES and Montage regarding his indemnification obligations. Pursuant to such settlement agreement, we have held back approximately $3.8 million to be used to satisfy such shareholder’s indemnification obligations as agreed by the parties. In the event that the amount of the shareholder’s indemnification obligations as agreed by the parties is less than $3.8 million, we are obligated to refund the difference in cash to such shareholder. The appellate court decision, although not final, makes it possible that we will be obligated to refund a portion of the amount heldback. Although we believe we are also entitled to indemnification from the other former shareholders of Montage for all or at least a portion of the damages assessed against us in the Athle-Tech Claim, and we are contingently liable to issue 299,522 shares pending resolution of its indemnification claim, there can be no assurance that we will recover all or a portion of these damages. The arbitration that may be required to adjudicate our claim for indemnification will likely be a time consuming and protracted process.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems,

Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. On May 4, 2004, the defendants filed a petition to remove the case to the U.S. District Court for the Middle District of Florida, and the case was subsequently remanded to the Sixth Judicial Circuit Court for Pinellas County, Florida. The court issued an order staying all proceedings until October 28, 2004 or until the appellate court renders a decision on the Athle-Tech Claim, whichever is earlier. On October 28, 2004, the court lifted the stay. The 2004 Athle-Tech Claim essentially alleges the same causes of action as the original Athle-Tech Claim but seeks additional damages. More particularly, the complaint alleges that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. We believe the complaint is barred by the judgment in the Athle-Tech Claim and is without merit, and we intend to vigorously defend the action. However, there can be no assurance that we will prevail in defending the action. In addition, the adjudication of both the 2004 Athle-Tech Claim and our claim for indemnification may be time-consuming and protracted.

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

ITEM 6. EXHIBITS

Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

	By:	/ S / PATTI S. HART
Date: November 9, 2004	Name:	Patti S. Hart
	Title:	President and Chief Executive Officer

	By:	/ S / SUZY SEANDEL
Date: November 9, 2004	Name:	Suzy Seandel
	Title:	Vice President, Finance and Accounting and Interim Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)