Form 10-Q
period 2004-12-31
PINNACLE SYSTEMS INC
filed 2005-02-09
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of February 1, 2005 was approximately 69,824,820 no par value.

PART 1—FINANCIAL INFORM ATION

ITEM 1. FINANCIAL S TATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CO NSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$78,444	$59,059
Marketable securities	13,631	10,955
Accounts receivable, less allowances for doubtful accounts and returns of $3,366 and $8,591 as of December 31, 2004, and $3,956 and $7,728 as of June 30, 2004, respectively	39,996	40,970
Inventories	34,740	46,417
Prepaid expenses and other current assets	6,431	8,388
Current assets of discontinued operations	5,320	4,522

Total current assets	178,562	170,311

Restricted cash	—	16,850
Property and equipment, net	14,981	16,314
Goodwill	52,116	59,211
Other intangible assets, net	7,193	8,840
Other assets	7,995	7,628
Long-term assets of discontinued operations	23,930	22,590

	$284,777	$301,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,020	$17,912
Accrued and other liabilities	51,569	54,003
Deferred revenue	12,667	13,818
Current liabilities of discontinued operations	3,055	3,357

Total current liabilities	78,311	89,090

Long-term liabilities of discontinued operations	1,988	1,972

Total liabilities	80,299	91,062

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 69,818 and 68,839 issued and outstanding as of December 31, 2004 and June 30, 2004, respectively	379,303	375,550
Accumulated deficit	(186,277)	(169,487)
Accumulated other comprehensive income	11,452	4,619

Total shareholders’ equity	204,478	210,682

	$284,777	$301,744

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$86,129	$80,348	$152,104	$144,978

Costs and expenses:
Cost of sales	46,294	51,856	84,564	88,383
Engineering and product development	8,586	8,990	17,895	18,714
Sales, marketing and service	20,475	22,189	38,431	41,831
General and administrative	6,583	5,518	13,374	11,534
Amortization of other intangible assets	847	1,490	1,693	3,014
Impairment of goodwill	9,447	5,950	9,447	5,950
Restructuring costs	3,337	3,320	5,773	3,320
Legal settlement	(3,137)	—	(3,137)	—
In-process research and development	—	—	—	2,193

Total costs and expenses	92,432	99,313	168,040	174,939

Operating loss	(6,303)	(18,965)	(15,936)	(29,961)

Interest and other income (expense), net	418	(1,723)	908	(1,426)

Loss from continuing operations before income taxes	(5,885)	(20,688)	(15,028)	(31,387)
Income tax expense	1,009	908	1,913	1,825

Loss from continuing operations	(6,894)	(21,596)	(16,941)	(33,212)
Income (loss) from discontinued operations, net of taxes	35	(8,259)	151	(9,623)

Net loss	$(6,859)	$(29,855)	$(16,790)	$(42,835)

Loss per share from continuing operations:
Basic and diluted	$(0.10)	$(0.33)	$(0.24)	$(0.50)

Loss per share from discontinued operations:
Basic and diluted	$—	$(0.12)	$—	$(0.15)

Net loss per share:
Basic and diluted	$(0.10)	$(0.45)	$(0.24)	$(0.65)

Shares used to compute net loss per share:
Basic and diluted	69,517	66,401	69,280	65,744

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT S OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(16,941)	$(33,212)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Depreciation and amortization	6,312	7,344
Provision for doubtful accounts	779	38
Deferred taxes	—	(144)
Impairment of goodwill	9,447	5,950
Legal settlement	(3,137)	—
In-process research and development	—	2,193
Loss on disposal of property and equipment	389	436
Changes in operating assets and liabilities:
Restricted cash for legal settlement	16,850	—
Accounts receivable	2,333	9,738
Inventories	13,762	(727)
Prepaid expenses and other current assets	2,346	(14)
Accounts payable	(7,533)	(5,029)
Accrued and other liabilities	(3,185)	12,038
Deferred revenue	(1,504)	6,970
Long-term liabilities	—	(163)

Net cash provided by operating activities of continuing operations	19,918	5,418

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash acquired	—	(13,222)
Purchases of property and equipment	(2,979)	(5,416)
Purchases of marketable securities	(5,948)	(355)
Proceeds from maturity of marketable securities	3,271	1,255

Net cash used in investing activities of continuing operations	(5,656)	(17,738)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	3,754	5,050

Net cash provided by financing activities of continuing operations	3,754	5,050

Effects of exchange rate changes on cash and cash equivalents	1,369	189

Net increase (decrease) in cash and cash equivalents of continuing operations	19,385	(7,081)
Cash and cash equivalents at beginning of period of continuing operations	59,059	60,039

Cash and cash equivalents at end of period of continuing operations	$78,444	$52,958

Cash and cash equivalents of discontinued operations at beginning of period	$2,240	$2,578
Cash provided by (used in) discontinued operations	1,256	(2,134)

Cash and cash equivalents of discontinued operations at end of period	$3,496	$444

Supplemental disclosures of cash paid during the period for:
Interest	$18	$1
Income taxes	$1,878	$4,431

Non-cash transactions:
Common stock issued in acquisitions	$—	$25,014

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

Revenue Recognition

The Company recognizes revenue from sales of software in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as modified by SOP 98-9 and related technical interpretations. Revenue from non-software sales is recognized in accordance with the SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition In Financial Statements,” SAB 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. Accordingly, the Company reduces revenue recognized for estimated future returns, sales incentives, price protection and rebates, at the time the related revenue is recorded. In order to estimate these future returns and credits, the Company analyzes historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of its products.

Revenue from certain channel partners, who have unlimited return rights and payment that is contingent upon the product being sold through to their customers, is recognized when the products are sold through to the customer, instead of being recognized at the time products are shipped to these channel partners.

The Company records original equipment manufacturers (“OEM”) licensing revenue, primarily royalties, when OEM partners report product shipment incorporating Pinnacle software, provided collection of such revenue is deemed probable.

The Company’s systems sales frequently involve multiple element arrangements in which a customer purchases a combination of hardware product, PCS, and/or professional services. For multiple element arrangements revenue is allocated to each element of the arrangement based on the relative fair value of each of the elements. When evidence of fair value exists for each of the undelivered elements but not for the delivered elements, the Company uses the residual method to recognize revenue for the delivered elements. Under this method, the fair value of the undelivered elements is deferred until delivered and the remaining portion of the revenue is recognized. If evidence of the fair value of one or more of the undelivered elements does not exist, then revenue for the entire arrangement is only recognized when delivery of all elements has occurred or fair value of any undelivered elements has been established. Fair value is based on the prices charged when the same element is sold separately or based on stated renewal rates for support related to systems sales.

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

Goodwill

The Company reviews its goodwill for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, on an annual basis or whenever significant events or changes occur in its business. If the Company determines that goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the date of the annual impairment test. As of December 31, 2004 and June 30, 2004, the Company had $52.1 million and $59.2 million of goodwill, respectively. (See Note 6).

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

Acquisition-related intangible assets result from the Company’s acquisitions accounted for under the purchase method of accounting and consist of amortizable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other amortizable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to five years. As of December 31, 2004 and June 30, 2004, the Company had $7.2 million and $8.8 million of other intangible assets, respectively. (See Note 6).

Foreign Forward Exchange Contracts

The Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the local (functional) currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As foreign exchange rates vary, these results, when translated, may vary from expectations and may adversely impact the Company’s overall financial results.

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

In the six months ended December 31, 2004, the Company entered into forward exchange contracts to hedge foreign currency exposures of the Company’s foreign subsidiaries, including one intercompany loan and other intercompany accounts, in order to mitigate subsequent foreign currency fluctuations. These contracts are not designated as hedges that require special accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through the statement of operations each period, offsetting the gains or losses on the remeasurement In the six months ended December 31, 2004, foreign currency transaction gains and losses from the forward exchange contracts substantially offset gains and losses recognized on intercompany loans and accounts.

At December 31, 2004, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$12.9	0.7066
British Pounds	5.1	0.5190
Japanese Yen	2.3	102.6798
Singapore Dollars	0.6	1.6341

Total	$20.9

All forward contracts have durations of less than one year. As of December 31, 2004, neither the cost nor the fair value of these forward contracts was material.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss:
As reported	$(6,859)	$(29,855)	$(16,790)	$(42,835)
Add: stock-based employee compensation expense included in reported net loss, net of tax	—	596	—	596
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(3,037)	(4,362)	(5,375)	(9,081)

Pro forma net loss	$(9,896)	$(33,621)	$(22,165)	$(51,320)

Net loss per share:
Basic and diluted - As reported	$(0.10)	$(0.45)	$(0.24)	$(0.65)
Basic and diluted - Pro forma	$(0.14)	$(0.51)	$(0.32)	$(0.78)

Shares used to compute net loss per share:
Basic and diluted	69,517	66,401	69,280	65,744

The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Stock Options:
Risk-free interest rate	3.4%	3.0%	3.4%	2.9%
Expected life (in years)	2.9	2.8	2.9	3.1
Volatility	133%	139%	134%	140%

ESPP:
Risk-free interest rate	2.6%	1.6%	2.5%	1.5%
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	133%	139%	134%	140%

The weighted-average fair value of options granted for the three months ended December 31, 2004 and 2003 was $3.47 and $5.72, respectively. The weighted-average fair value of options granted for the six months ended December 31, 2004 and 2003 was $3.10 and $5.80, respectively.

Concentration of Credit Risk

The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and OEMs. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to any one business group or geographic area. No single customer accounted for more than 10% of the Company’s net sales or receivables in fiscal 2004, 2003 and 2002. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company’s investment policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

The Company receives certain of its critical components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. EITF No. 03-1 was effective for reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal year 2006, ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is currently evaluating the requirements of SFAS No. 123R and although it believes the impact to its financial statements will be in a similar range as the amounts presented in its pro forma financial results required to be disclosed under the current SFAS No. 123, the Company has not yet fully determined its impact on its consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Net loss	$(6,859)	$(29,855)	$(16,790)	$(42,835)

Denominator:
Basic and diluted weighted-average shares outstanding	69,517	66,401	69,280	65,744

Net loss per share:
Basic and diluted	$(0.10)	$(0.45)	$(0.24)	$(0.65)

The following table sets forth the common shares that were excluded from the diluted net loss per share computations because the Company had net losses, and therefore, these securities were anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Potentially dilutive securities:
Common stock issuable upon exercise of stock options	11,762,722	10,804,476	13,134,228	9,914,870

The Company was previously contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between the Company and a former shareholder of DES and Montage, the Company issued 24,960 shares and retained unconditionally 74,881 shares in December 2003 as satisfaction for one of the Montage shareholder’s indemnification obligation for the Athle-Tech Claim (see Note 8). As a result of the settlement of the Athle-Tech Claim on November 17, 2004, the Company is obligated to issue 229,891 shares of its common stock to certain former shareholders of Montage, which increased the potentially dilutive securities during the three and six months ended December 31, 2004. During the three months ended December 31, 2004, the Company recorded contingent consideration equal to $1.3 million, which represents the fair value of its common stock on November 17, 2004, as an increase to goodwill and an increase to accrued and other liabilities.

3. Comprehensive Loss

The Company’s comprehensive loss includes net loss, unrealized loss on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
	(In thousands)
Net loss	$(6,859)	$(29,855)	$(16,790)	$(42,835)
Unrealized loss on available-for-sale investments	(10)	(21)	(13)	(60)
Foreign currency translation adjustment	6,286	1,693	6,846	3,571

Comprehensive loss	$(583)	$(28,183)	$(9,957)	$(39,324)

4. Balance Sheet Components

	December 31, 2004	June 30, 2004
	(In thousands)
Inventories:
Raw materials	$4,894	$8,657
Work in process	13,522	15,330
Finished goods	16,324	22,430

	$34,740	$46,417

Property and equipment, net:
Computers and equipment	$25,986	$24,424
Leasehold improvements	7,630	7,362
Office furniture and fixtures	5,199	4,719
Demonstration equipment	4,400	4,332
Internal use software	9,293	8,540

	52,508	49,377
Accumulated depreciation and amortization	(37,527)	(33,063)

	$14,981	$16,314

Other intangible assets, net:
Core/developed technology	$45,804	$45,804
Trademarks and trade names	10,495	10,495
Customer-related intangibles	9,360	9,278
Other identifiable intangibles	—	—

	65,659	65,577
Accumulated amortization	(58,466)	(56,737)

	$7,193	$8,840

Other assets:
Service inventory	$7,393	$7,028
Other	602	600

	$7,995	$7,628

Accrued and other liabilities:
Payroll and commission-related	$5,310	$5,964
Income taxes payable	3,267	3,094
Warranty	3,370	2,978
Royalties	5,201	4,281
Sales incentive programs	8,161	5,974
Restructuring	3,624	1,285
Customer advance payments	1,193	1,231
Legal settlement	6,442	14,200
Sales tax	1,025	2,752
Other	13,976	12,244

	$51,569	$54,003

The finished goods inventory for continuing operations included $5.2 million as of December 31, 2004 and $6.9 million as of June 30, 2004 located at customer sites.

5. Financial Instruments

The Company’s policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. As of December 31, 2004 and June 30, 2004, marketable securities were classified as available-for-sale securities and consisted principally of government agency notes and commercial paper. Unrealized losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income within shareholders’ equity.

The estimated fair value of investments is based on quoted market prices at the balance sheet date. Cash and cash equivalents and short-term marketable securities for continuing operations consisted of the following:

	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
As of December 31, 2004
Cash and cash equivalents:
Cash	$48,233	$—	$48,233
Money market funds	9,770	—	9,770
Certificates of deposits	18,421	—	18,421
Commercial paper	2,020	—	2,020

Total cash and cash equivalents	$78,444	$—	$78,444

Short-term marketable securities:
Government agency notes	$9,691	$(25)	$9,666
Commercial paper	3,965	—	3,965

Total short-term marketable securities	$13,656	$(25)	$13,631

As of June 30, 2004
Cash and cash equivalents:
Cash	$23,101	$—	$23,101
Money market funds	23,071	—	23,071
Certificates of deposits	12,887	—	12,887

Total cash and cash equivalents	$59,059	$—	$59,059

Short-term marketable securities:
Government agency notes	$10,967	$(12)	$10,955

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

Three Months Ended December 31, 2004

During the three months ended December 31, 2004, the Company entered into an agreement to sell a portion of the Business and Consumer segment and it settled the Athle-Tech litigation resulting in additional goodwill related to the Montage acquisition (see Note 2 and Note 8). Consequently, the Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2004 and concluded that its goodwill was impaired, as the carrying value of two of its reporting units in the Broadcast and Professional segment exceeded their fair value. As a result, the Company performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in two of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $9.4 million for these two reporting units during the three months ended December 31, 2004. As of December 31, 2004 and June 30, 2004, the Company had $52.1 million and $59.2 million of goodwill, respectively.

Three Months Ended December 31, 2003

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

A summary of changes in the Company’s goodwill for continuing operations during the six months ended December 31, 2004 by reportable segment is as follows (in thousands):

Goodwill	Broadcast and Professional	Business and Consumer	Total
Net carrying amount as of June 30, 2004	$28,948	$30,263	$59,211
Additional goodwill acquired from The Montage Group, Ltd. (Montage)	$1,310	$—	$1,310
Impairment of goodwill	$(9,447)	$—	$(9,447)
Foreign currency translation	—	1,042	1,042

Net carrying amount as of December 31, 2004	$20,811	$31,305	$52,116

The following tables set forth the carrying amount of other intangible assets for continuing operations that will continue to be amortized (in thousands):

	As of December 31, 2004
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$45,804	$(40,568)	$5,236
Trademarks and trade names	10,495	(9,157)	1,338
Customer-related intangibles	9,360	(8,741)	619

Total	$65,659	$(58,466)	$7,193

	As of June 30, 2004
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$45,804	$(39,331)	$6,473
Trademarks and trade names	10,495	(8,906)	1,589
Customer-related intangibles	9,278	(8,500)	778

Total	$65,577	$(56,737)	$8,840

The total amortization expense related to other intangible assets for continuing operations is set forth in the table below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
Amortization of Other Intangible Assets	2004	2003	2004	2003
Core/developed technology	$618	$951	$1,236	$1,809
Trademarks and trade names	125	424	251	820
Customer-related intangibles	104	101	206	350
Other amortizable intangibles	—	14	—	35

Total	$847	$1,490	$1,693	$3,014

The total estimated future annual amortization related to other intangible assets for continuing operations is set forth in the table below (in thousands):

Future Amortization Expense
For the Six-Month Period January 1, 2005 through June 30, 2005	$1,700

For the Fiscal Years Ending June 30:
2006	2,134
2007	1,712
2008	1,525
Thereafter	122

Total	$7,193

7. Segment Information

The Company organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers. The Company operates its business as two reportable segments: (1) Broadcast and Professional and (2) Business and Consumer. For the period July 1, 2003 through June 30, 2004, the Company’s chief operating decision maker evaluated the performance of these two segments based on net sales, cost of sales, operating loss, excluding the effects of certain nonrecurring or non-cash charges including the amortization of other intangibles, the impairment of goodwill and other intangible assets, restructuring costs, legal settlement, and in-process research and development costs. Operating results also include allocations of certain corporate expenses.

On July 1, 2004, the Company realigned its business to a functional organizational structure to manage its continuing operations and still remains organized and operates as two reporting segments: (1) Broadcast and Professional and (2) Business and Consumer. Since July 1, 2004, the Company’s Chief Executive Officer, who is the chief operating decision maker, has primarily evaluated the performance of these two segments based only on net sales and cost of sales. Operating expenses, however, are managed functionally on a global basis and include worldwide operations, engineering and product development, sales, marketing and service, and general and administrative expenses. Operating expenses are not allocated among the Company’s reporting segments.

During the three months ended December 31, 2004, the Company reclassified its net sales and cost of sales related to its Liquid products from the Broadcast and Professional segment to the Business and Consumer segment. The Company revised its segment disclosure for the prior year period to conform to the current year period presentation. For the three months ended December 31, 2003, the total reclassification for net sales and cost of sales was $3.6 million and $1.5 million, respectively. For the six months ended December 31, 2003, the total reclassification for net sales and cost of sales was $8.9 million and $3.6 million, respectively.

The following table presents a summary of operating information for continuing operations for the three months and six months ended December 31, 2004 and 2003 (in thousands). The Company’s segment disclosure for the three months and six months ended December 31, 2003 was revised to conform to the current period presentation.

	Three Months Ended December 31, 2004:				Three Months Ended December 31, 2003:
	Reporting Segments		Unallocated	Total	Reporting Segments		Unallocated	Total
	Business and Consumer	Broadcast and Professional			Business and Consumer	Broadcast and Professional
Net sales	$62,024	$24,105	$—	$86,129	$53,042	$27,306	$—	$80,348
Cost of sales	32,588	13,706	—	46,294	35,596	16,260	—	51,856
Operating expenses	—	—	46,138	46,138	—	—	47,457	47,457
Operating loss	—	—	—	6,303	—	—	—	18,965

	Six Months Ended December 31, 2004:				Six Months Ended December 31, 2003:
	Reporting Segments		Unallocated	Total	Reporting Segments		Unallocated	Total
	Business and Consumer	Broadcast and Professional			Business and Consumer	Broadcast and Professional
Net sales	$102,273	$49,831	$—	$152,104	$88,669	$56,309	$—	$144,978
Cost of sales	56,234	28,330	—	84,564	57,344	31,039	—	88,383
Operating expenses	—	—	83,476	83,476	—	—	86,556	86,556
Operating loss	—	—	—	15,936	—	—	—	29,961

The following is a summary of net sales by geographic region for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31:
Net Sales by Geographic Region	2004	% of Net Sales	2003	% of Net Sales
Americas	$25,644	29.8%	$19,663	24.5%
Europe	47,482	55.1%	49,408	61.5%
Asia Pacific	9,645	11.2%	9,323	11.6%
Japan	3,358	3.9%	1,954	2.4%

Total	$86,129	100.0%	$80,348	100.0%

The following is a summary of net sales by geographic region for the six months ended December 31, 2004 and 2003 (in thousands):

	Six Months Ended December 31:
Net Sales by Geographic Region	2004	% of Net Sales	2003	% of Net Sales
Americas	$51,084	33.6%	$48,935	33.8%
Europe	80,110	52.7%	75,490	52.0%
Asia Pacific	15,054	9.9%	16,656	11.5%
Japan	5,856	3.8%	3,897	2.7%

Total	$152,104	100.0%	$144,978	100.0%

8. Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Six-Month Period:
January 1, 2005 through June 30, 2005	$2,707

For the Fiscal Years Ending June 30,
2006	4,572
2007	2,778
2008	1,111
2009	759
Thereafter	423

Total operating lease obligations	$12,350

Indemnification

From time to time, the Company agrees to indemnify its customers against liability if its products infringe a third party’s intellectual property rights. As of December 31, 2004, the Company was not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $3.3 million and $5.6 million for the three months ended December 31, 2004 and 2003, respectively. Royalty expense was $5.6 million and $6.8 million for the six months ended December 31, 2004 and 2003, respectively.

Other Contractual Obligations

The Company’s contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce its products for sale.

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture its products for sale. The Company places POs with its vendors on an ongoing basis based on its internal demand forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of December 31, 2004, the amount of outstanding POs was approximately $19.7 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be completely canceled with little or no penalty.

Legal Actions

In September 2003, the Company was served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with the Company’s acquisition of certain assets of Dazzle, the Company tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. The Company believes the complaint is without merit and intends to vigorously defend the action, but there can be no assurance that the Company will prevail. Pursuant to the SCM/Dazzle Asset Purchase Agreement, the Company is seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. SCM and Dazzle, in turn, are seeking indemnification from the Company for all or part of the damages and expenses incurred by them to defend such claims. Although the Company believes that it is entitled to indemnification in whole or in part for any damages and costs of defense and that SCM and Dazzle’s claim for indemnification is without merit, there can be no assurance that the Company will recover all or a portion of any damages assessed or expenses incurred. In addition, the adjudication of the Company’s and SCM’s and Dazzle’s claims for indemnification may be a time consuming and protracted process. At this stage of the litigation, the Company cannot predict the outcome of the claim, nor can it estimate the amount of time and resources that may be required to defend against it. Additionally, because specific damages have not been presented or assessed at this stage of the litigation, the Company cannot reasonably estimate the potential damages that may ultimately be assessed.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleged that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleged that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech sought a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, the Company accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, the Company posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, the Company obtained a Letter of Credit through a financial institution on April 11, 2003 for $16.9 million. The Company filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest of $3.5 million. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. On October 13, 2004 the Florida Second District Court of Appeal ruled with respect to the Company’s appeal in its pending lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of the Company. On November 17, 2004, the Company entered into a confidential settlement agreement with Athle-Tech and the case has been dismissed with prejudice as to all parties.

The Company believed that it was entitled to indemnification by the former shareholders of DES and Montage and had previously held back cash and stock to satisfy one of the former shareholder’s obligations and stock to satisfy the indemnification obligations of two other former shareholders. After entering into the settlement agreement with Athle-Tech, the Company calculated the indemnification amounts owed by each of the former shareholders, returned a portion of cash to one shareholder, and is obligated to issue 229,891 shares (in total) to the other two shareholders.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems, Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. The 2004 Athle-Tech Claim essentially alleged the same causes of action as the original Athle-Tech Claim but sought additional damages. More particularly, the complaint alleged that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. On November 17, 2004, the Company entered into a confidential settlement agreement with Athle-Tech and the case has been dismissed with prejudice as to Montage Group, Ltd., Digital Editing Services, Inc., and Pinnacle Systems, Inc.

As a result of the settlement of both the Athle-Tech Claim and the 2004 Athle-Tech Claim, the Company recorded a reduction of $3.1 million to the legal settlement accrual and a reduction to the legal settlement charge. As of December 31, 2004, the $16.9 million restricted cash was no longer restricted. The Company also made payments during the three months ended December 31, 2004 related to the settlement. As of December 31, 2004 and June 30, 2004, the Company had a total legal settlement accrual of $6.4 million and $14.2 million, respectively.

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

9. Restructuring

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

As a result of the restructuring plan during the three months ended December 31, 2003, the Company recorded restructuring costs of $3.3 million, which consisted of $2.1 million for workforce reductions, including severance and benefits costs for 77 employees, and $1.2 million of costs resulting from exiting certain leased facilities. $1.3 million of the restructuring costs related to the Business and Consumer segment and $2.0 million of the restructuring costs related to the Broadcast and Professional segment. $1.3 million of the total $2.1 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of the Company’s Board of Directors. Approximately $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

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

The following table summarizes the accrued restructuring balance as of December 31, 2004 that related to the second quarter 2004 restructuring plan:

Second Quarter 2004 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Balance as of June 30, 2004	$469	$816	$1,285
Cash payments during the three months ended September 30, 2004	(164)	(94)	(258)

Balance as of September 30, 2004	305	722	1,027
Cash payments during the three months ended December 31, 2004	(37)	(94)	(131)

Balance as of December 31, 2004	$268	$628	$896

The Company’s accrual as of December 31, 2004 for severance and benefits that related to the second quarter 2004 restructuring plan will be paid through June 30, 2006. The Company’s accrual as of December 31, 2004 for leased facilities that related to the second quarter 2004 restructuring plan will be paid over their respective lease terms through August 2006.

First Quarter 2005 Restructuring Plan

In July 2004, the Company announced a restructuring plan, which it began to implement during the three months ended September 30, 2004 and completed during the three months ended December 31, 2004. The restructuring plan included a reduction of workforce associated with the Company’s realignment of its business to a functional organizational structure. The Company also vacated excess leased space in U.S. and European locations.

As a result of the restructuring plan, the Company recorded restructuring costs of $2.4 million for severance and benefits, which constituted a 5% reduction in workforce, during the three months ended September 30, 2004. The Company incurred additional restructuring costs of $3.3 million during the three months ended December 31, 2004, which were comprised of $1.6 million for severance and benefits, which constituted an additional 5% reduction in workforce, and $1.7 million related to vacating excess leased space in U.S. and European locations. The Company does not expect to incur any additional future costs related to the first quarter 2005 restructuring plan.

The following table summarizes the accrued restructuring balance as of December 31, 2004 that related to the first quarter 2005 restructuring plan:

First Quarter 2005 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Costs incurred during the three months ended September 30, 2004	$2,378	$57	$2,435
Cash payments during the three months ended September 30, 2004	(1,010)	(49)	(1,059)

Balance as of September 30, 2004	1,368	8	1,376
Costs incurred during the three months ended December 31, 2004	1,657	1,680	3,337
Cash payments during the three months ended December 31, 2004	(1,899)	(86)	(1,985)

Balance as of December 31, 2004	$1,126	$1,602	$2,728

The Company’s accrual as of December 31, 2004 for severance and benefits that related to the first quarter 2005 restructuring plan will be paid through May 2005. The Company’s accrual as of December 31, 2004 for leased facilities that related to the first quarter 2005 restructuring plan will be paid over their respective lease terms through December 2007.

10. Discontinued Operations

Jungle KK

On June 30, 2004, the Company sold its 95% interest in Jungle KK. The Company received and canceled 72,122 of its shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, the Company entered into a distribution agreement with Jungle KK to localize, promote and sell its consumer software products into the Japanese market for a royalty based on the percentage of net sales of products sold by Jungle KK.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations and financial position of Jungle KK in discontinued operations within the consolidated statements of operations for the fiscal year ended June 30, 2004. Since the Company acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for the three months and six months ended December 31, 2003 for Jungle KK are reflected in discontinued operations. Since the Company sold Jungle KK on June 30, 2004, the Company’s consolidated balance sheets as of December 31, 2004 and June 30, 2004 do not include the financial position for Jungle KK.

The results from the discontinued operations of Jungle KK for the three months and six months ended December 31, 2003 were as follows (in thousands):

Jungle KK	Three Months Ended December 31, 2003	Six Months Ended December 31, 2003
Net sales	$1,873	$3,457
Cost of sales	(1,094)	(2,360)
Operating expenses	(711)	(1,318)

Operating income (loss)	68	(221)
Interest and other expense, net	(34)	(42)

Income (loss) before income taxes	34	(263)
Income tax benefit	(1)	(126)

Income (loss) from discontinued operations	$35	$(137)

Steinberg Media Technologies GmbH

On December 20, 2004, Pinnacle Systems GmbH, a wholly owned subsidiary, and Steinberg Media Technologies GmbH (“Steinberg”) entered into a Share Purchase and Transfer Agreement (the “Agreement”) with Yamaha Corporation (“Yamaha”) pursuant to which Yamaha agreed to acquire the Company’s Hamburg, Germany-based Steinberg audio software business for $28.5 million in cash. The transaction, which was subject to German regulatory approval, was completed on January 21, 2005.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations of Steinberg in discontinued operations within the consolidated statements of operations for the three and six months ended December 31, 2004 and December 31, 2003. The Company has reported the financial position of Steinberg as assets and liabilities of discontinued operations on the balance sheets as of December 31, 2004 and June 30, 2004. In addition, the Company has excluded the cash flow activity of Steinberg from the consolidated statements of cash flows for the six months ended December 31, 2004 and December 31, 2003.

The results from the discontinued operations of Steinberg for the three months and six months ended December 31, 2004 and December 31, 2003 were as follows (in thousands):

Steinberg	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$6,014	$7,122	$10,581	$11,836
Cost of sales	(1,959)	(3,084)	(3,560)	(4,874)
Operating expenses	(4,020)	(16,345)	(7,089)	(20,887)

Operating income (loss)	35	(12,307)	(68)	(13,925)
Interest and other income (expense), net	32	(25)	50	13

Income (loss) before income taxes	67	(12,332)	(18)	(13,912)
Income tax expense (benefit)	32	(4,038)	(169)	(4,426)

Income (loss) from discontinued operations	$35	$(8,294)	$151	$(9,486)

The current and non-current assets and liabilities of discontinued operations of Steinberg as of December 31, 2004 and June 30, 2004, were as follows (in thousands):

Steinberg	As of December 31, 2004	As of June 30, 2004
Cash and cash equivalents	$3,496	$2,240
Accounts receivable, net	896	1,198
Inventories	606	745
Prepaid expenses and other current assets	322	339

Current assets of discontinued operations	$5,320	$4,522

Property and equipment, net	803	909
Goodwill	15,779	14,062
Other intangible assets, net	7,173	7,458
Other assets	175	161

Long-term assets of discontinued operations	$23,930	$22,590

Accounts payable	57	371
Accrued and other liabilities	2,976	2,895
Deferred revenue	22	91

Current liabilities of discontinued operations	$3,055	$3,357

Deferred income taxes	1,988	1,972

Long-term liabilities of discontinued operations	$1,988	$1,972

11. Subsequent Event

The transaction between Pinnacle Systems GmbH, a wholly owned subsidiary, and Yamaha for the sale of Steinberg closed on January 21, 2005. The Company currently estimates that an after-tax gain of approximately $3.0 million associated with this sale will be recorded in the quarter ending March 31, 2005.

On February 4, 2005, the Company entered into and closed, a purchase and sale agreement, for the assets of its sports division. The net book value of the assets sold amounted to $8.0 million and the Company expects to realize a gain of approximately $4.0 million on the transaction. The assets of the sports division did not meet the criteria of FASB No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” to be classified as “held for sale” at December 31, 2004. The statement indicates that even if the criteria for “held for sale” classification are met after the balance sheet date, but before the financial statements are issued, the assets should be classified as held and used as of the balance sheet date. Consequently, the assets of the sports division are classified as “held and used” as of December 31, 2004 in these financial statements.

ITEM 2. MANAGEMENT’S DISCUS SION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: any projections regarding changes in our organizational structure; our restructuring plan; operating results; net sales; research and development expenses; restructuring costs; cash flow; and recent accounting pronouncements.

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

RESULTS OF OPERATIONS

Overview of Results - Second Quarter of Fiscal Year 2005

Our overall net sales for the three months ended December 31, 2004 were $86.1 million, an increase of 7.2%, compared to overall net sales of $80.3 million in the three months ended December 31, 2003. Our Business and Consumer net sales increased $9.0 million, which were offset by decreased Broadcast and Professional net sales of $3.2 million. We have been experiencing growth in our Business and Consumer segment due to the increased sales of our home editing products and our TV viewing products. We have been experiencing a decrease in sales in our Broadcast and Professional segment due to decreased sales from our live-to-air production and customized systems. Our net sales were generated by geographic region as follows: 55.1% of sales from Europe, 29.8% of sales from the Americas, 11.2% of sales from Asia Pacific, and 3.9% of sales from Japan.

Our net loss for the three months ended December 31, 2004 was $6.9 million, or $0.10 per share, compared to a net loss of $29.9 million, or $0.45 per share, for the three months ended December 31, 2003. In the three months ended December 31, 2004, we incurred amortization of other intangible assets of $0.8 million, impairment of goodwill of $9.4 million, restructuring costs of $3.3 million, and a $3.1 million reduction of an accrued liability associated with a legal settlement. In the three months ended December 31, 2003, we incurred amortization of other intangible assets of $1.5 million, impairment of goodwill of $6.0 million, restructuring costs of $3.3 million, and an $8.3 million loss from discontinued operations.

Restructuring Plan

On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, President and Chief Executive Officer. As part of this management change and in order to better implement our strategy, we initiated a review of our various businesses to determine which are core and non-core to our future. That review led to the implementation of a restructuring plan that is currently being executed. We plan to focus on, and invest in, those businesses that we have determined are core businesses, and will consider discontinuing or selling any non-core businesses. On June 30, 2004, we sold our 95% interest in Jungle KK. In addition, on December 20, 2004, Pinnacle Systems GmbH, our wholly owned subsidiary, entered into a Share Purchase and Transfer Agreement with Yamaha pursuant to which Yamaha agreed to acquire our Hamburg, Germany-based Steinberg audio software business for $28.5 million in cash. The transaction, which was subject to German regulatory approval, was completed on January 21, 2005. On February 4, 2005, we entered into and closed a purchase and sale agreement for the assets of our sports division. The net book value of the assets sold amounted to $8.0 million and we expect to realize a gain of approximately $4.0 million on the transaction. We believe that the sale of these businesses will enable our management to focus on our core businesses. However, since many of our costs, such as corporate infrastructure costs, are fixed, particularly in the short term, we do not expect the sale of these businesses to result in significant cost reductions immediately. Therefore, because the revenue that these businesses generated historically will not be repeated in future periods, our operating results will be adversely affected until our costs are reduced or revenue that we derived from Steinberg and Sports products is replaced by revenue from our remaining businesses. In order to better organize and structure our company, we continue our plan to rationalize our product lines, improve organizational efficiency, make operational improvements, and invest in new information technology systems.

In order to continue our plan to rationalize our product lines, we conducted a review of our products and decided to focus on markets where we enjoy a strong position and can potentially generate superior operating margins. For example, we plan to focus on our Studio and Liquid products by moving them to a common software platform which will allow us to leverage R&D costs and create a more seamless path for Studio users to upgrade to our more advanced Liquid products. In addition, in the Broadcast market, we expect to de-emphasize the sale and deployment of customized systems and focus instead on more standardized systems.

In July 2004, we implemented a plan to reorganize from a divisional structure to a more functional organization, which we believe will lead to better organizational efficiency through the elimination of duplicative functions within our company. We have combined the operational and development functions of our previous two divisions in order to create cost savings and generate efficiencies in manufacturing, product development and services. In order to reduce operating costs, we reduced our workforce by approximately 10% during the six months ended December 31, 2004. Our plan to create operational improvements includes the outsourcing of certain operational functions, including manufacturing and service functions, and the move to develop certain projects in lower-cost regions. We also closed and consolidated certain disparate facilitates to gain operational efficiencies. In addition, we believe we can increase the visibility and predictability of our forecasts by using better metrics to benchmark and track our progress from customer relationship management to sales force automation tools, all of which requires certain changes and investments in new information technology systems.

Net Sales

Overall net sales increased 7.2% from $80.3 million in the three months ended December 31, 2003 to $86.1 million in the three months ended December 31, 2004. Overall net sales increased 4.9% from $145.0 million in the six months ended December 31, 2003 to $152.1 million in the six months ended December 31, 2004. During the three months ended December 31, 2004, we reclassified our net sales and cost of sales related to our Liquid products from the Broadcast and Professional segment to the Business and Consumer segment. (see Note 7 of Notes to Condensed Consolidated Financial Statements).

The following is a summary of net sales by segment for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31:
Net Sales by Segment	2004	% of Net Sales	2003	% of Net Sales	% Change
Business and Consumer	$62,024	72.0%	$53,042	66.0%	16.9%
Broadcast and Professional	24,105	28.0%	27,306	34.0%	(11.7)%

Total	$86,129	100.0%	$80,348	100.0%	7.2%

The increase in sales from our Business and Consumer segment in the three months ended December 31, 2004, compared to the three months ended December 31, 2003, was primarily due to increased sales of $8.3 million from our home editing products and increased sales of $1.6 million from our TV viewing products, offset by reduced sales of $0.9 million of our CD burning products. The decrease in sales from our Broadcast and Professional segment in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to decreased sales of $2.3 million from our live-to-air production and customized systems, which was partially offset by an increase in sales of our content delivery products.

The following is a summary of net sales by segment for the six months ended December 31, 2004 and 2003 (in thousands):

	Six Months Ended December 31:
Net Sales by Segment	2004	% of Net Sales	2003	% of Net Sales	% Change
Business and Consumer	$102,273	67.2%	$88,669	61.2%	15.3%
Broadcast and Professional	49,831	32.8%	56,309	38.8%	(11.5)%

Total	$152,104	100.0%	$144,978	100.0%	4.9%

The increase in sales from our Business and Consumer segment in the six months ended December 31, 2004, compared to the six months ended December 31, 2003, was primarily due to increased sales of $9.7 million from our home editing products and increased sales of $6.5 million from our TV viewing products, offset by reduced sales of $2.4 million of our CD burning products. The decrease in sales from our Broadcast and Professional segment in the six months ended December 31, 2004 compared to the six months ended December 31, 2003 was primarily due to decreased sales of $5.8 million from our live-to-air production products, decreased sales of our sports analysis products and decreased sales of our customized systems, which were partially offset by an increase in sales of our content delivery products.

The following is a summary of net sales by geographic region for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31:
Net Sales by Geographic Region	2004	% of Net Sales	2003	% of Net Sales	% Change
Americas	$25,644	29.8%	$19,663	24.5%	30.4%
Europe	47,482	55.1%	49,408	61.5%	(3.9)%
Asia Pacific	9,645	11.2%	9,323	11.6%	3.5%
Japan	3,358	3.9%	1,954	2.4%	71.9%

Total	$86,129	100.0%	$80,348	100.0%	7.2%

The increase in sales from the Americas in the three months ended December 31, 2004, compared to the three months ended

December 31, 2003, was primarily due to increased sales of $11.0 million in our Business and Consumer segment, which were partially offset by decreased sales of $5.0 million in our Broadcast and Professional segment. The decrease in sales from Europe in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to decreased sales of $2.4 million in our Business and Consumer segment, which were partially offset by increased sales of $0.5 million in our Broadcast and Professional segment. The increase in sales from Asia Pacific was primarily due to increased sales in our Business and Consumer segment. The increase in sales from Japan was primarily due to increased sales in our Broadcast and Professional segment.

The following is a summary of net sales by geographic region for the six months ended December 31, 2004 and 2003 (in thousands):

	Six Months Ended December 31:
Net Sales by Geographic Region	2004	% of Net Sales	2003	% of Net Sales	% Change
Americas	$51,084	33.6%	$48,935	33.8%	4.4%
Europe	80,110	52.7%	75,490	52.0%	6.1%
Asia Pacific	15,054	9.9%	16,656	11.5%	(9.6)%
Japan	5,856	3.8%	3,897	2.7%	50.3%

Total	$152,104	100.0%	$144,978	100.0%	4.9%

The increase in sales from the Americas in the six months ended December 31, 2004, compared to the six months ended December 31, 2003, was primarily due to increased sales of $12.5 million in our Business and Consumer segment during the three months ended December 31, 2003, which were partially offset by decreased sales of $10.3 million in our Broadcast and Professional segment. The increase in sales from Europe in the six months ended December 31, 2004 compared to the six months ended December 31, 2003 was primarily due to increased sales of $2.8 million in our Business and Consumer segment, as well as increased sales of $1.8 million in our Broadcast and Professional segment. The decrease in sales from Asia Pacific was primarily due to decreased sales of $1.4 million in our Business and Consumer segment as well as decreased sales of $0.2 million in our Broadcast and Professional segment. The increase in sales from Japan was primarily due to increased sales of $2.3 million in our Broadcast and Professional segment, partially offset by decreased sales of $0.3 million in our Business and Consumer segment.

We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal year 2005 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currencies. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when converted back into U.S. dollars.

Cost of Sales

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

The following is a summary of cost of sales by market segment for the three months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31:
Cost of Sales by Market Segment	2004	% of Net Sales	2003	% of Net Sales	% Change
Business and Consumer	$32,588	52.5%	$35,596	67.1%	(8.5)%
Broadcast and Professional	13,706	56.9%	16,260	59.5%	(15.7)%

Total	$46,294	53.7%	$51,856	64.5%	(10.7)%

The decrease in Business and Consumer cost of sales, as a percentage of Business and Consumer net sales, in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to certain royalty expenses of $3.8 million recorded in the three months ended December 31, 2003 and, to a lesser extent, a favorable product mix. The decrease in Broadcast and Professional cost of sales, as a percentage of Broadcast and Professional net sales, in the three months ended December 31, 2004 compared to the three months ended December 31, 2003 was primarily due to a decrease in material costs.

The following is a summary of cost of sales by market segment for the six months ended December 31, 2004 and 2003 (in thousands):

	Six Months Ended December 31:
Cost of Sales by Market Segment	2004	% of Net Sales	2003	% of Net Sales	% Change
Business and Consumer	$56,234	55.0%	$57,344	64.7%	(1.9)%
Broadcast and Professional	28,330	56.9%	31,039	55.1%	(8.7)%

Total	$84,564	55.6%	$88,383	61.0%	(4.3)%

The decrease in Business and Consumer cost of sales, as a percentage of Business and Consumer net sales, in the six months ended December 31, 2004 compared to the six months ended December 31, 2003 was primarily due to certain royalty expenses of $3.8 million recorded in the six months ended December 31, 2003 and, to a lesser extent, a favorable product mix and decreases in material costs. The increase in Broadcast and Professional cost of sales, as a percentage of Broadcast and Professional net sales, in the six months ended December 31, 2004 compared to the six months ended December 31, 2003 was primarily due to a $2.2 million write-down of inventory related to our products that serve the broadcast segment, including the write-down of inventory resulting from the termination of a contract with Global Television Network on August 25, 2004, and higher material costs.

Engineering and Product Development

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Engineering and product development expenses	$8,586	$8,990	(4.5)%	$17,895	$18,714	(4.4)%
As a percentage of net sales	10.0%	11.2%		11.8%	12.9%

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, and facility costs. The decrease in engineering and product development expenses in the three months ended December 31, 2004, compared to the three months ended December 31, 2003, was primarily due to lower outside services of $0.5 million. The decrease in engineering and product development expenses in the six months ended December 31, 2004, compared to the six months ended December 31, 2003, was primarily due to lower outside services of $1.0 million and lower compensation and employee related costs of $0.3 million from the decrease in headcount resulting from our first quarter 2005 restructuring plan, which were partially offset by increased depreciation expense of $0.2 million and increased expense of $0.2 million related to expensed equipment. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

Sales, Marketing and Service

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Sales, marketing and service expenses	$20,475	$22,189	(7.7)%	$38,431	$41,831	(8.1)%
As a percentage of net sales	23.8%	27.6%		25.3%	28.9%

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel for consumer markets, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services. The decrease in sales, marketing and service expenses in the three months ended December 31, 2004, compared to the three ended December 31, 2003 was primarily due to lower compensation and employee related costs of $2.6 million from the decrease in headcount resulting from our first quarter 2005 restructuring plan, partially offset by an increase of $0.6 million related to corporate marketing programs and initiatives and an increase of $0.3 million for outside services. The decrease in sales, marketing and service expenses in the six months ended December 31, 2004, compared to the six months ended December 31, 2003, was primarily due to lower compensation and employee related costs of $4.8 million from the decrease in headcount resulting from our first quarter 2005 restructuring plan, partially offset by an increase of $0.8 million related to corporate marketing programs and initiatives and an increase in depreciation expense of $0.6 million.

General and Administrative

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
General and administrative expenses	$6,583	$5,518	19.3%	$13,374	$11,534	16.0%
As a percentage of net sales	7.6%	6.9%		8.8%	8.0%

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal, accounting and consulting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses. The increase in general and administrative expenses in the three months ended December 31, 2004, compared to the three months ended December 31, 2003, was primarily due to increased compensation and employee related costs of $0.8 million as a result of strengthening our management team and implementing a functional organization structure and increased costs for bad debt expense of $0.3 million. The increase in general and administrative expenses in the six months ended December 31, 2004, compared to the six months ended December 31, 2003, was primarily due to increased compensation and employee related costs of $1.5 million and increased costs for bad debt expense of $0.6 million.

Amortization of Other Intangible Assets

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Amortization of other intangible assets	$847	$1,490	(43.2)%	$1,693	$3,014	(43.8)%
As a percentage of net sales	1.0%	1.9%		1.1%	2.1%

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

The decrease in amortization for the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003 was primarily due to several intangible assets that became fully amortized.

Impairment of Goodwill

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Impairment of goodwill	$9,447	$5,950	58.8%	$9,447	$5,950	58.8%
As a percentage of net sales	11.0%	7.4%		6.2%	4.1%

During the three months ended December 31, 2004, we entered into an agreement to sell a portion of the Business and Consumer segment and settled the Athle-Tech litigation resulting in additional goodwill related to the Montage acquisition (see Note 2 and Note 8). Consequently, we performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2004 and concluded that our goodwill was impaired, as the carrying value of two of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step as required by SFAS No. 142 and determined that the carrying amount of goodwill in two of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $9.4 million for these two reporting units during the three months ended December 31, 2004. As of December 31, 2004 and June 30, 2004, we had $52.1 million and $59.2 million of goodwill, respectively. As of December 31, 2004 and June 30, 2004, we had approximately $7.2 million and approximately $8.8 million of amortizable intangible assets, respectively.

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

Restructuring Costs

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Restructuring costs	$3,337	$3,320	0.5%	$5,773	$3,320	73.9%
As a percentage of net sales	3.9%	4.1%		3.8%	2.3%

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

As a result of the restructuring plan during the three months ended December 31, 2003, we recorded restructuring costs of $3.3 million, which consisted of $2.1 million for workforce reductions, including severance and benefits costs for 77 employees, and $1.2 million of costs resulting from exiting certain leased facilities. $1.3 million of the restructuring costs related to the Business and Consumer segment and $2.0 million of the restructuring costs related to the Broadcast and Professional segment. $1.3 million of the total $2.1 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of our Board of Directors. Approximately $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

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

The following table summarizes the accrued restructuring balance as of December 31, 2004 that related to the second quarter 2004 restructuring plan:

Second Quarter 2004 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Balance as of June 30, 2004	$469	$816	$1,285
Cash payments during the three months ended September 30, 2004	(164)	(94)	(258)

Balance as of September 30, 2004	305	722	1,027
Cash payments during the three months ended December 31, 2004	(37)	(94)	(131)

Balance as of December 31, 2004	$268	$628	$896

Our accrual as of December 31, 2004 for severance and benefits that related to the second quarter 2004 restructuring plan will be paid through June 30, 2006. Our accrual as of December 31, 2004 for leased facilities that related to the second quarter 2004 restructuring plan will be paid over their respective lease terms through August 2006.

First Quarter 2005 Restructuring Plan

In July 2004, we announced a restructuring plan, which we began to implement during the three months ended September 30, 2004 and completed during the three months ended December 31, 2004. The restructuring plan included a reduction of workforce associated with the realignment of our business to a functional organizational structure. We also vacated excess leased space in U.S. and European locations.

As a result of the restructuring plan, we recorded restructuring costs of $2.4 million for severance and benefits, which constituted a 5% reduction in workforce, during the three months ended September 30, 2004. We incurred additional restructuring costs of $3.3 million during the three months ended December 31, 2004, which were comprised of $1.6 million for severance and benefits, which constituted an additional 5% reduction in workforce, and $1.7 million related to vacating excess leased space in U.S. and European locations. We do not expect to incur any additional future costs related to the first quarter 2005 restructuring plan.

The following table summarizes the accrued restructuring balance as of December 31, 2004 that related to the first quarter 2005 restructuring plan:

First Quarter 2005 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Costs incurred during the three months ended September 30, 2004	$2,378	$57	$2,435
Cash payments during the three months ended September 30, 2004	(1,010)	(49)	(1,059)

Balance as of September 30, 2004	1,368	8	1,376
Costs incurred during the three months ended December 31, 2004	1,657	1,680	3,337
Cash payments during the three months ended December 31, 2004	(1,899)	(86)	(1,985)

Balance as of December 31, 2004	$1,126	$1,602	$2,728

Our accrual as of December 31, 2004 for severance and benefits that related to the first quarter 2005 restructuring plan will be paid through May 2005. Our accrual as of December 31, 2004 for leased facilities that related to the first quarter 2005 restructuring plan will be paid over their respective lease terms through December 2007.

Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates were made. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods.

Legal Settlement

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Legal Settlement	$(3,137)	$—	—%	$(3,137)	$—	—%
As a percentage of net sales	(3.6)%	—%		(2.1)%	—%

During the three months ended December 31, 2004, we settled the Athle-Tech litigation. As a result, we recorded a reduction of $3.1 million to our legal settlement accrual and a reduction to our legal settlement charge. As of December 31, 2004, the $16.9 million restricted cash was no longer restricted. We also made payments during the three months ended December 31, 2004 related to the settlement. As of December 31, 2004 and June 30, 2004, we had a total legal settlement accrual of $6.4 million and $14.2 million, respectively. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

In-Process Research and Development

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
In-process research and development costs	—	$—	—%	$—	$2,193	(100.0)%
As a percentage of net sales	—%	—%		—%	1.5%

During the three months ended September 30, 2003, we recorded in-process research and development costs of approximately $2.2 million, all of which related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. This amount was expensed as “In-process research and development” in the accompanying consolidated statements of operations because the purchased research and development had no alternative uses and had not reached technological feasibility. One in-process research and development project identified relates to the DVC 150 product and has a value of $1.8 million. The second project identified relates to the Acorn product and has a value of $0.4 million. The value assigned to these in-process research and development projects was determined utilizing the income approach by segregating cash flow projections related to in process projects. The stage of completion of each in process project was estimated to determine the appropriate discount rate to be applied to the valuation of the in process technology. Based upon the level of completion and the risk associated with in process technology, a discount rate of 23% was deemed appropriate for valuing in-process research and development projects. The costs to complete these two projects were not material and both projects have been completed and started shipping in January 2004.

Interest and Other Income, Net

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Interest and other income	$439	$279	57.3%	$843	$599	40.7%
Interest expense on DES earnout settlement	—	(2,050)	100.0%	—	(2,050)	100.0%
Foreign currency remeasurement and transaction gain (loss)	(21)	48	(143.8)%	65	25	160%

Interest and other income, net	$418	$(1,723)	124.3%	$908	$(1,426)	163.7%

As a percentage of net sales	0.5%	(2.1)%		0.6%	(1.0)%

Interest and other income, net, consists primarily of interest income generated from our investments in money market funds, government securities, and foreign currency remeasurement or transaction gains or losses. The increase in interest and other income, net, in the three and six months ended December 31, 2004 compared to the three and six months ended December 31, 2003 was primarily due to interest expense of $2.1 million we recorded during the three and six months ended December 31, 2003 in connection with the DES earnout settlement.

Income Tax Expense

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Income tax expense	$1,009	$908	11.1%	$1,913	$1,825	4.9%
As a percentage of net sales	1.2%	1.1%		1.3%	1.3%

Income taxes are comprised of state and foreign income taxes. We recorded a provision for income taxes from continuing operations of $1.0 million and $0.9 million for the three months ended December 31, 2004 and December 31, 2003, respectively, primarily relating to income from our international subsidiaries. We recorded a provision for income taxes from continuing operations of $1.9 million and $1.8 million for the six months ended December 31, 2004 and December 31, 2003, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2004, and December 31, 2004, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. The American Jobs Creation Act of 2004 (“the Act”) was signed into law October 22, 2004. We are currently evaluating the impact of the Act on our consolidated financial position, results of operations and cash flows. At December 31, 2004, the related range of income tax effects cannot be reasonably estimated. We expect to complete our evaluation by the end of fiscal 2005.

Discontinued Operations

	Three Months Ended December 31,			Six Months Ended December 31,
	2004	2003	% Change	2004	2003	% Change
Income (loss) from discontinued operations, net of taxes	$35	$(8,259)	100.4%	$151	$(9,623)	101.6%
As a percentage of net sales	—%	(10.3)%		0.1%	(6.6)%

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported the results of operations and financial position of Jungle KK in discontinued operations within the consolidated statements of operations for the fiscal year ended June 30, 2004. Since we acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for the three months and six months ended December 31, 2003 for Jungle KK are reflected in discontinued operations. Since we sold Jungle KK on June 30, 2004, our consolidated balance sheets as of December 31, 2004 and June 30, 2004 do not include the financial position for Jungle KK.

The results from discontinued operations for the three months and six months ended December 31, 2003 were as follows (in thousands):

	Three Months Ended December 31, 2003	Six Months Ended December 31, 2003
Net sales	$1,873	$3,457
Cost of sales	(1,094)	(2,360)
Operating expenses	(711)	(1,318)

Operating income (loss)	68	(221)
Interest and other expense, net	(34)	(42)

Income (loss) before income taxes	34	(263)
Income tax benefit	(1)	(126)

Income (loss) from discontinued operations	$35	$(137)

Steinberg Media Technologies GmbH

On December 20, 2004, Pinnacle Systems GmbH, our wholly owned subsidiary, entered into a Share Purchase and Transfer Agreement (the “Agreement”) with Yamaha Corporation (“Yamaha”) pursuant to which Yamaha agreed to acquire our Hamburg, Germany-based Steinberg audio software business for $28.5 million in cash. The transaction, which was subject to German regulatory approval, was completed on January 21, 2005.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported the results of operations of Steinberg in discontinued operations within the consolidated statements of operations for the three and six months ended December 31, 2004 and December 31, 2003. We have reported the financial position of Steinberg as assets and liabilities of discontinued operations on the balance sheets as of December 31, 2004 and June 30, 2004. In addition, we have excluded the cash flow activity of Steinberg from the statements of cash flows for the six months ended December 31, 2004 and December 31, 2003. In addition, the Company has excluded the cash flow activity of Steinberg from the consolidated statements of cash flows for the six months ended December 31, 2004 and December 31, 2003.

The results from the discontinued operations of Steinberg for the three months and six months ended December 31, 2004 and December 31, 2003 were as follows (in thousands):

Steinberg	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$6,014	$7,122	$10,581	$11,836
Cost of sales	(1,959)	(3,084)	(3,560)	(4,874)
Operating expenses	(4,020)	(16,345)	(7,089)	(20,887)

Operating income (loss)	35	(12,307)	(68)	(13,925)
Interest and other income (expense), net	32	(25)	50	13

Income (loss) before income taxes	67	(12,332)	(18)	(13,912)
Income tax expense (benefit)	32	(4,038)	(169)	(4,426)

Income (loss) from discontinued operations	$35	$(8,294)	$151	$(9,486)

The current and non-current assets and liabilities of discontinued operations of Steinberg as of December 31, 2004 and June 30, 2004, were as follows (in thousands):

Steinberg	As of December 31, 2004	As of June 30, 2004
Cash and cash equivalents	$3,496	$2,240
Accounts receivable, net	896	1,198
Inventories	606	745
Prepaid expenses and other current assets	322	339

Current assets of discontinued operations	$5,320	$4,522

Property and equipment, net	803	909
Goodwill	15,779	14,062
Other intangible assets, net	7,173	7,458
Other assets	175	161

Long-term assets of discontinued operations	$23,930	$22,590

Accounts payable	57	371
Accrued and other liabilities	2,976	2,895
Deferred revenue	22	91

Current liabilities of discontinued operations	$3,055	$3,357

Deferred income taxes	1,988	1,972

Long-term liabilities of discontinued operations	$1,988	$1,972

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term marketable securities balances as of December 31, 2004 and June 30, 2004 are summarized as follows (in thousands):

	As of December 31, 2004	As of June 30, 2004
Cash and cash equivalents	$78,444	$59,059
Short-term marketable securities	13,631	10,955

Total cash and cash equivalents and short-term marketable securities	$92,075	$70,014

Cash and cash equivalents were $78.4 million as of December 31, 2004, compared to $59.1 million as of June 30, 2004. Cash and cash equivalents increased $19.3 million during the six months ended December 31, 2004, compared to a decrease of $7.1 million during the six months ended December 31, 2003. Approximately $10.5 million of the cash increase during the six months ended December 31, 2004 was due to the release of our restricted cash related to the Athle-Tech Claim of $16.9 million. We have funded our operations to date through sales of equity securities, the exercise of employee stock options and employee stock purchase plans, as well as through cash flows from operations. Although we believe our existing cash, cash equivalents and cash flow anticipated to be generated by future operations will be sufficient to meet our operating requirements for the next twelve months, we may be required to seek additional financing within this period.

Our operating, investing and financing activities for the three months ended December 31, 2004 and 2003 are summarized as follows (in thousands):

	Three Months Ended December 31,
	2004	2003
Cash provided by (used in) operating activities of continuing operations	$19,918	$5,418
Cash used in investing activities	(5,656)	(17,738)
Cash provided by financing activities	3,754	5,050

Operating Activities

Our operating activities generated cash of $19.9 million during the six months ended December 31, 2004, compared to generating cash of $5.4 million during the six months ended December 31, 2003.

Cash generated from operations of $19.9 million during the six months ended December 31, 2004 was primarily attributable to our positive operating cash flow after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, the impairment of goodwill, legal settlement, and the loss on disposal of property and equipment. Our positive cash flow generated from operating activities was primarily due to decreases in restricted cash for legal settlement, inventories, prepaid and other assets, and accounts receivable, which were partially offset by decreases in accounts payable, accrued and other liabilities, and deferred revenue.

Cash generated from operations of $5.4 million during the six months ended December 31, 2003 was primarily attributable to an increase in accrued and other liabilities, an increase in deferred revenue and customer deposits and a decrease in accounts receivable, which were partially offset by a decrease in accounts payable and our negative operating cash flow after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, deferred taxes, the loss on disposal of property and equipment, in-process research and development, the impairment of goodwill, and certain restructuring costs. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $2.2 million during the three months ended September 30, 2003, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. As discussed in the section entitled “Impairment of Goodwill” above, we recorded an impairment charge of $6.0 million for goodwill during the six months ended December 31, 2003.

Investing Activities

Our investing activities consumed cash of $5.7 million during the six months ended December 31, 2004 compared to consuming cash of $17.7 million during the six months ended December 31, 2003.

Cash consumed by investing activities of $5.7 million during the six months ended December 31, 2004 was primarily due to the purchase of marketable securities and the purchase of property and equipment, which was partially offset by the proceeds from the maturity of marketable securities.

Cash consumed by investing activities of $17.7 million during the six months ended December 31, 2003 was primarily due to cash payments for the acquisition of a 95% interest in Jungle KK in July 2003 and the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. In addition, cash was consumed for the purchase of property and equipment, and the purchase of marketable securities, which was partially offset by the proceeds from the maturity of marketable securities.

Financing Activities

Our financing activities generated cash of $3.8 million during the six months ended December 31, 2004 compared to generating cash of $5.1 million during the six months ended December 31, 2003.

Cash generated from financing activities of $3.8 million during the six months ended December 31, 2004 was due to the proceeds from the exercise of employee stock options and the purchase of our common stock through the employee stock purchase plan, or ESPP.

Cash generated from financing activities of $5.1 million during the six months ended December 31, 2003 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of December 31, 2004, we were not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

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

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $3.3 million and $5.6 million for the three months ended December 31, 2004 and 2003, respectively. Royalty expense was $5.6 million and $6.8 million for the six months ended December 31, 2004 and 2003, respectively.

Contractual Obligations

Our contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce our products for sale.

The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	$12,350	$2,707	$7,350	$1,870	$423
Purchase obligations	19,669	19,669	—	—	—

Total	$32,019	$22,376	$7,350	$1,870	$423

(1)	This represents the future minimum lease payments.

Foreign Exchange Contracts

At December 31, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$12.9	0.7066
British Pounds	5.1	0.5190
Japanese Yen	2.3	102.6798
Singapore Dollars	0.6	1.6341

Total	$20.9

All forward contracts have durations of less than one year. As of December 31, 2004, neither the cost nor the fair value of these forward contracts was material.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 requires certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available-for-sale under SFAS No. 115 that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. EITF No. 03-1 was effective for reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006, ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are currently evaluating the requirements of SFAS No. 123R and although we believe the impact to its financial statements will be in a similar range as the amounts presented in our pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on our consolidated financial statements.

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

In the second quarter of fiscal year 2005 certain events triggered an interim impairment analysis of goodwill as required by SFAS No. 142. As a result, in the second quarter of fiscal 2005 we concluded that our goodwill was impaired and recorded a goodwill impairment charge of $9.4 million for two of our reporting units during the three months ended December 31, 2004. As of December 31, 2004, we had approximately $52.1 million of goodwill and $7.2 million of other intangible assets.

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

As part of this management change, and the ensuing restructuring plan, and in order to better implement our strategy, we initiated a review of our various businesses to determine which are core and non-core to our future. We plan to focus on, and invest in, those businesses that we have determined are core businesses, and will consider discontinuing or selling any non-core businesses. For example, on June 30, 2004, we sold our 95% interest in Jungle KK. In addition, on December 20, 2004, Pinnacle Systems GmbH, our wholly owned subsidiary, entered into a Share Purchase and Transfer Agreement with Yamaha pursuant to which Yamaha agreed to acquire our Hamburg, Germany-based Steinberg audio software business for $28.5 million in cash. The transaction, which was subject to German regulatory approval, was completed on January 21, 2005. On February 4, 2005, we entered into and closed, a purchase and sale agreement, for the assets of our sports division. The net book value of the assets sold amounted to $8.0 million and we expect to realize a gain of approximately $4.0 million on the transaction. We believe that the sale of these businesses will enable our management to focus on our core businesses. However, since many of our costs, such as corporate infrastructure costs, are fixed, particularly in the short term, the sale of these businesses will not result in significant cost reductions immediately. Therefore, because the revenue that these businesses generated historically will not be repeated in future periods, our operating results will be adversely affected until our costs are reduced or revenue that we derived from Steinberg and Sports products is replaced by revenue from our remaining businesses. In order to better organize and structure our company, we continue our plan to rationalize our product lines, improve organizational efficiency, make operational improvements, and invest in new information technology systems.

In the event that we discontinue or sell any businesses, it is likely that these activities will require significant management attention and that our revenue and operating results will be adversely affected until revenue from the discontinued or sold business are replaced by revenue from remaining businesses.

In July 2004, we announced a restructuring plan, which we began to implement during the three months ended September 30, 2004 and completed during the three months ended December 31, 2004. The restructuring plan included a reduction of workforce associated with the realignment of our business to a functional organizational structure. We also vacated excess leased space in U.S. and European locations. As a result of the restructuring plan, we recorded restructuring costs of $2.4 million for severance and benefits, which constituted a 5% reduction in workforce, during the three months ended September 30, 2004. We incurred additional restructuring costs of $3.3 million during the three months ended December 31, 2004, which were comprised of $1.6 million for severance and benefits, which constituted an additional 5% reduction in workforce, and $1.7 million related to vacating excess leased space in U.S. and European locations.

We incurred losses in fiscal year 2004 and the first and second quarters of fiscal year 2005 and we may generate losses in the third and fourth quarters of fiscal year 2005.

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

We incurred net losses of $9.9 million and $6.9 million during the first and second quarters of fiscal year 2005, respectively, and may incur net losses during the third and fourth quarters of fiscal year 2005, and our operating results and the price of our common stock may decline as a result if economic conditions deteriorate, our revenue grows at a slower rate than in the past or declines, our expenses increase without a commensurate increase in our revenue, or we take any additional restructuring charges or charges related to the sale of assets.

The sale of our Steinberg and Sports businesses may not result in the anticipated benefits for our operating results or shareholders.

On January 21, 2005, we completed the sale of our Hamburg, Germany-based Steinberg audio software business to Yamaha Corporation for $28.5 million in cash. On February 4, 2005, we completed the sale of our Sports Analysis business for $12.0 million in cash. We believe that the sale of these businesses will enable our management to focus on our core businesses where operating initiatives may result in greater growth of our revenue and operating results. However, since many of our costs, such as corporate infrastructure costs, are fixed, particularly in the short term, the sale of these businesses will not result in significant cost reductions immediately. Therefore, because the revenue that these businesses generated historically will not be repeated in future periods, our operating results will be adversely affected until our costs are reduced or revenue that we derived from Steinberg and Sports products is replaced by revenue from our remaining businesses. As a part of our strategic evaluation of our core businesses, we may consider similar dispositions in the future, which would require significant management attention and resources and may also not result in immediate benefits for our operating results or shareholders.

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

Our sales were relatively linear throughout the quarters in the first, second and third quarters of fiscal year 2003 and the second, third and fourth quarters of fiscal year 2004. However, during the fourth quarter of fiscal year 2003, the first quarter of fiscal year 2004, and the first and second quarters of fiscal year 2005, we recognized a substantial portion of our revenue in the last month or weeks of the quarter, and our revenue depended substantially on orders booked during the last month or weeks of the quarter. We may recognize a substantial portion of our revenue in the last month or weeks of future quarters. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenue to fall below analysts’ expectations.

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

During the three months ended December 31, 2004, sales of our products by geographic region were comprised of the following: approximately 55.1% of sales from Europe, 29.8% of sales from the Americas, 11.2% of sales from Asia Pacific, and 3.9% of sales from Japan. During the three months ended September 30, 2004, sales of our products by geographic region were comprised of the following: approximately 49.4% of sales from Europe, 37.3% of sales from the Americas, 9.4% of sales from Asia Pacific, and 3.9% of sales from Japan. Sales of our products outside of North America represented approximately 62.0% of net sales in the fiscal year ended June 30, 2004. We expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal year 2005 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when converted back into U.S. dollars.

We attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities. In addition, we continually assess the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures. The fair value of these forward contracts is recorded as other current assets or other current liabilities each period and the related gain or loss is recognized as a foreign currency gain or loss included in other income (expense). In the six months ended December 31, 2004 and the fiscal year ended June 30, 2004, we entered into forward exchange contracts to hedge foreign currency exposures of our foreign subsidiaries, including one intercompany loan and other intercompany accounts. In the six months ended December 31, 2004 and the fiscal year ended June 30, 2004, foreign currency transaction losses from the forward contracts substantially offset losses and gains recognized on intercompany loans and accounts. These contracts are not designated as hedges that require special accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through the statement of operations each period, offsetting the gains or losses on the remeasurement.

As of December 31, 2004, our cash and cash equivalents and short-term marketable securities balance totaled approximately $92.1 million, with approximately $49.2 million located in the U.S. and approximately $42.9 million located at international locations. Our cash balance from international operations included various foreign currencies, primarily the Euro, but also included the British Pound and Japanese Yen. Our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our cash balances.

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

We have recently experienced key personnel changes within our finance and accounting department, which could harm our business.

We have recently experienced several personnel changes within our finance and accounting department. For example, during fiscal year 2005, Arthur D. Chadwick resigned from his position as our Senior Vice President Finance and Administration and Chief Financial Officer. In addition, an accounting director and our Director of Audit Services resigned during fiscal year 2005. We believe that the efforts and abilities of our senior finance personnel are very important to our continued success and our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. For example, Mary Dotz was appointed as our Senior Vice President and Chief Financial Officer, effective January 17, 2005. Ms. Dotz replaced Suzy Seandel, who served as our Interim Chief Financial Officer since October 2004. Ms. Seandel will continue to serve as our Vice President Finance and Accounting. Our future success is dependent upon our ability to attract new and retain existing qualified finance personnel. We may not be able to retain our key finance employees or attract, assimilate and retain such other highly qualified personnel as are required in the future, which could materially and adversely affect our business. If we lose the services of either Ms. Dotz or Ms. Seandel or are unable to recruit qualified new personnel to replace recent departures in the finance and accounting department, our business could be adversely affected.

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

When we account for employee stock options using the fair value method, it could significantly increase our net loss.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006, ending September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, beginning on July 1, 2005, we will be required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which could significantly increase our net loss.

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

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. During the course of our testing we have in the past identified, and may in the future identify, deficiencies which, despite the devotion of significant resources and management attention, we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Moreover, the process of documenting and testing our internal control procedures is more costly and challenging due to the fact that we are relying on outside consultants and have international operations, particularly in Germany. We may face additional challenges to our ability to satisfy the requirements of the Sarbanes-Oxley Act in a timely manner if we conduct additional business dispositions in the future as a part of our strategic evaluation of our core businesses. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act or our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of the internal controls over financial reporting. If we fail to achieve and maintain an effective internal control environment or our independent auditors are unable to render the required attestation, it could have a material adverse effect on investor confidence in our reported financial information, business and stock price.

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

ITEM 3. QUA NTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Forward Exchange Contracts

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the local (functional) currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars for consolidation purposes. As foreign exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our overall financial results.

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

In the six months ended December 31, 2004, we entered into forward exchange contracts to hedge foreign currency exposures of our foreign subsidiaries, including one intercompany loan and other intercompany accounts. In the six months ended December 31, 2004, foreign currency transaction losses from the forward contracts substantially offset losses and gains recognized on intercompany loans and accounts. These contracts are not designated as hedges that require special accounting treatment under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through the statement of operations each period, offsetting the gains or losses on the remeasurement.

At December 31, 2004, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$12.9	0.7066
British Pounds	5.1	0.5190
Japanese Yen	2.3	102.6798
Singapore Dollars	0.6	1.6341

Total	$20.9

All forward contracts have durations of less than one year. As of December 31, 2004, neither the cost nor the fair value of these forward contracts was material.

NEW ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since March 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls. Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, during this process we have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404, on June 30, 2005. As a result, we expect to continue to make improvements in our internal control over financial reporting.

PART II—OTHER I NFORMATION

ITEM 1. LEG AL PROCEEDINGS

In September 2003, we were served with a complaint in YouCre8, a/k/a/ DVDCre8 v. Pinnacle Systems, Inc., Dazzle Multimedia, Inc., and SCM Microsystems, Inc. (Superior Court of California, Alameda County Case No. RG03114448). The complaint was filed by a software company whose software was distributed by Dazzle Multimedia (“Dazzle”). The complaint alleges that in connection with our acquisition of certain assets of Dazzle, the Company tortiously interfered with DVDCre8’s relationship with Dazzle and others, engaged in acts to restrain competition in the DVD software market, distributed false and misleading statements which caused harm to DVDCre8, misappropriated DVDCre8’s trade secrets, and engaged in unfair competition. The complaint seeks unspecified damages and injunctive relief. We believe the complaint is without merit and intend to vigorously defend the action, but there can be no assurance that we will prevail. Pursuant to the SCM/Dazzle Asset Purchase Agreement, we are seeking indemnification from SCM and Dazzle for all or part of the damages and the expenses incurred to defend such claims. SCM and Dazzle, in turn, are seeking indemnification from us for all or part of the damages and expenses incurred by them to defend such claims. Although we believe that we are entitled to indemnification in whole or in part for any damages and costs of defense and that SCM and Dazzle’s claim for indemnification is without merit, there can be no assurance that we will recover all or a portion of any damages assessed or expenses incurred. In addition, the adjudication of our and SCM’s and Dazzle’s claims for indemnification may be a time consuming and protracted process. At this stage of the litigation, we cannot predict the outcome of the claim, nor can we estimate the amount of time and resources that may be required to defend against it. Additionally, because specific damages have not been presented or assessed at this stage of the litigation, we cannot reasonably estimate the potential damages that may ultimately be assessed.

In August 2000, a lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of Pinnacle Systems, No. 00-005956-C1-021 was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida (the “Athle-Tech Claim”). The Athle-Tech Claim alleged that Montage breached a software development agreement between Athle-Tech Computer Systems, Incorporated (Athle-Tech) and Montage. The Athle-Tech Claim also alleged that DES intentionally interfered with Athle-Tech’s claimed rights with respect to the Athle-Tech Agreement and was unjustly enriched as a result. Finally, Athle-Tech sought a declaratory judgment against DES and Montage. During a trial in early February 2003, the court found that Montage and DES were liable to Athle-Tech on the Athle-Tech Claim. The jury rendered a verdict on several counts on February 13, 2003, and on April 4, 2003, the court entered a final judgment of $14.2 million (inclusive of prejudgment interest). As a result of this verdict, we accrued $14.2 million plus $1.0 million in related legal costs, for a total legal judgment accrual of $15.2 million as of March 31, 2003, of which $11.3 million was accrued during the three months ended December 31, 2002 and $3.9 million was accrued during the quarter ended March 31, 2003. On April 17, 2003, we posted a $16.0 million bond staying execution of the judgment pending appeal. In order to secure the $16.0 million bond, we obtained a Letter of Credit through a financial institution on April 11, 2003 for $16.9 million. We filed a notice of appeal, and Athle-Tech filed a cross appeal seeking additional prejudgment interest of $3.5 million. The hearing before the Florida Second District Court of Appeal was held on March 12, 2004. On October 13, 2004 the Florida Second District Court of Appeal ruled with respect to the our appeal in our pending lawsuit entitled Athle-Tech Computer Systems, Incorporated v. Montage Group, Ltd. (Montage) and Digital Editing Services, Inc. (DES), wholly owned subsidiaries of ours. On November 17, 2004, we entered into a confidential settlement agreement with Athle-Tech and the case has been dismissed with prejudice as to all parties.

We believed that we were entitled to indemnification by the former shareholders of DES and Montage and had previously held back cash and stock to satisfy one of the former shareholder’s obligations and stock to satisfy the indemnification obligations of two other former shareholders. After entering into the settlement agreement with Athle-Tech, we calculated the indemnification amounts owed by each of the former shareholders, returned a portion of cash to one shareholder, and expect to issue 229,891 shares (in total) to the other two shareholders.

In March 2004, Athle-Tech, the same plaintiff in the lawsuit discussed above, filed another lawsuit against various entities (the “2004 Athle-Tech Claim”). The 2004 Athle-Tech Claim (Athle-Tech Computer Systems, Incorporated v. David Engelke, Bryan Engelke, Montage Group, Ltd. (Montage), Digital Editing Services, Inc. n/k/a 1117 Acquisition Corp. (DES) and Pinnacle Systems, Inc., No. 04-002507-C1-021) was filed in the Sixth Judicial Circuit Court for Pinellas County, Florida. The 2004 Athle-Tech Claim essentially alleged the same causes of action as the original Athle-Tech Claim but sought additional damages. More particularly, the complaint alleged that: i) Montage breached the same software development agreement at issue in the original Athle-Tech Claim; ii) DES and Pinnacle intentionally interfered with Athle-Tech’s claimed rights in such agreement; and iii) the Engelkes and DES were unjustly enriched when DES acquired certain source code from Montage. On November 17, 2004, we entered into a confidential settlement agreement with Athle-Tech and the case have been dismissed with prejudice as to Montage Group, Ltd., Digital Editing Services, Inc., and Pinnacle Systems, Inc.

As a result of the settlement of both the Athle-Tech Claim and the 2004 Athle-Tech Claim, we recorded a reduction of $3.1 million to our legal settlement accrual and a reduction to our legal settlement charge. As of December 31, 2004, the $16.9 million restricted cash was no longer restricted. We also made payments during the three months ended December 31, 2004 related to the settlement. As of December 31, 2004 and June 30, 2004, we had a total legal settlement accrual of $6.4 million and $14.2 million, respectively.

From time to time, in addition to those identified above, we are is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLD ERS

On October 27, 2004, we held our Annual Meeting of Shareholders for which we solicited votes by proxy. The following is a brief description of the matters voted upon at the meeting, a statement of the number of votes cast for and against each matter and the number of abstentions. There were no broker non-votes with respect to item 1 below.

1.	To elect eight directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

NOMINEE	VOTES IN FAVOR	VOTES WITHHELD
L. Gregory Ballard	63,903,883	1,949,974
Ajay Chopra	65,471,478	382,379
Teresa Dial	65,478,722	375,135
Robert J. Finocchio, Jr.	64,788,716	1,065,141
Patti S. Hart	64,687,042	1,166,815
L William Krause	62,451,935	3,401,922
John C. Lewis	65,222,911	630,946
Harry Motro	65,215,257	638,600

To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2005.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
64,818,134	999,865	35,858	0

To approve the extension of the term of the 1994 director option plan by one year to August 23, 2005.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
40,032,928	5,693,403	1,414,275	18,713,251

To approve an amendment to the 2004 employee stock purchase plan to increase the aggregate number of shares of common stock available for issuance thereunder by 2,000,000 to a total of 3,203,227 shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
42,915,909	2,799,197	1,425,500	18,713,251

ITEM 6. EXH IBITS

Exhibits

Number	Description
10.79	Executive Service Agreement between the Company and David Barnby dated December 13, 2004

10.80	Change of Control Severance Agreement between the Company and David Barnby dated December 14, 2004

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)

SIGNATU RES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

	By:	/ S / PATTI S. HART
Date: February 9, 2005	Name:	Patti S. Hart
	Title:	President and Chief Executive Officer

	By:	/ S / MARY DOTZ
Date: February 9, 2005	Name:	Mary Dotz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
10.79	Executive Service Agreement between the Company and David Barnby dated December 13, 2004

10.80	Change of Control Severance Agreement between the Company and David Barnby dated December 14, 2004

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)