Form 10-Q
period 2005-03-31
PINNACLE SYSTEMS INC
filed 2005-05-10
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding as of May 2, 2005 was approximately 70,950,179 no par value.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	March 31, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$99,089	$59,059
Marketable securities	34,340	10,955
Accounts receivable, less allowances for doubtful accounts and returns of $3,167 and $8,352 as of March 31, 2005, and $3,815 and $7,717 as of June 30, 2004, respectively	30,876	37,941
Inventories	27,876	45,762
Prepaid expenses and other current assets	5,673	8,366
Current assets of discontinued operations	—	10,429

Total current assets	197,854	172,512

Restricted cash	—	16,850
Property and equipment, net	12,945	15,641
Goodwill	43,440	42,874
Other intangible assets, net	6,324	8,840
Other assets	7,433	7,283
Long-term assets of discontinued operations	—	39,945

	$267,996	$303,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,877	$17,776
Accrued and other liabilities	37,250	55,748
Deferred revenue	13,736	12,497
Current liabilities of discontinued operations	—	5,164

Total current liabilities	64,863	91,185

Restructuring liabilities, less current portion	822	—
Long-term liabilities of discontinued operations	—	2,078

Total liabilities	65,685	93,263

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 70,102 and 68,839 issued and outstanding as of March 31, 2005 and June 30, 2004, respectively	380,835	375,550
Accumulated deficit	(186,892)	(169,487)
Accumulated other comprehensive income	8,368	4,619

Total shareholders’ equity	202,311	210,682

	$267,996	$303,945

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales	$65,237	$82,098	$212,568	$220,763

Costs and expenses:
Cost of sales	35,802	44,517	118,206	130,180
Engineering and product development	7,376	9,639	24,036	27,591
Sales, marketing and service	18,508	21,489	55,420	61,821
General and administrative	6,705	6,032	19,984	17,567
Amortization of other intangible assets	848	869	2,544	3,883
Impairment of goodwill	—	—	1,310	5,950
Restructuring costs (reversal)	(175)	320	5,597	3,640
Transaction costs	2,752	—	2,752	—
Legal settlement	—	—	(3,137)	—
In-process research and development	—	—	—	2,193

Total costs and expenses	71,816	82,866	226,712	252,825

Operating loss	(6,579)	(768)	(14,144)	(32,062)
Interest and other income (expense), net	368	891	1,276	(535)

Income (loss) from continuing operations before income taxes	(6,211)	123	(12,868)	(32,597)
Income tax expense	942	1,114	2,854	2,938

Loss from continuing operations	(7,153)	(991)	(15,722)	(35,535)
Income (loss) from discontinued operations, net of taxes	6,538	699	(1,683)	(7,591)

Net loss	$(615)	$(292)	$(17,405)	$(43,126)

Loss per share from continuing operations:
Basic and diluted	$(0.10)	$(0.01)	$(0.23)	$(0.53)

Income (loss) per share from discontinued operations:
Basic and diluted	$0.09	$0.01	$(0.02)	$(0.12)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.25)	$(0.65)

Shares used to compute net loss per share:
Basic and diluted	69,942	68,108	69,498	66,526

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(15,722)	$(35,535)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,107	10,324
Provision for doubtful accounts	733	91
Stock-based compensation	44	629
Deferred taxes	—	(377)
Impairment of goodwill	1,310	5,950
Legal settlement	(3,137)	—
In-process research and development	—	2,193
Loss on disposal of property and equipment	453	680
Changes in operating assets and liabilities:
Restricted cash for legal settlement	16,850	—
Accounts receivable	5,168	9,068
Inventories	18,742	(3,281)
Prepaid expenses and other current assets	3,476	(1,037)
Accounts payable	(4,451)	748
Accrued and other liabilities	(13,538)	11,304
Deferred revenue	1,013	7,087
Long-term liabilities	—	(208)

Net cash provided by operating activities of continuing operations	20,048	7,636

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash acquired	—	(13,222)
Purchases of property and equipment	(5,785)	(7,957)
Purchases of marketable securities	(35,468)	(355)
Proceeds from maturity of marketable securities	12,083	1,951
Net proceeds from disposition of business	39,123	—

Net cash provided by (used in) investing activities of continuing operations	9,953	(19,583)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	3,932	5,712

Net cash provided by financing activities of continuing operations	3,932	5,712

Net cash provided by discontinued operations	3,954	4,094

Effects of exchange rate changes on cash and cash equivalents	2,143	2,089

Net increase (decrease) in cash and cash equivalents of continuing operations	40,030	(52)
Cash and cash equivalents at beginning of period of continuing operations	59,059	60,039

Cash and cash equivalents at end of period of continuing operations	$99,089	$59,987

Cash and cash equivalents of discontinued operations at beginning of period	$2,240	$2,578
Cash provided by (used in) discontinued operations	1,861	(523)
Cash sold to purchaser in discontinued operations	(4,101)	—

Cash and cash equivalents of discontinued operations at end of period	$—	$2,055

Supplemental disclosures of cash paid during the period for:
Interest	$21	$8
Income taxes	$2,573	$5,363
Non-cash transactions:
Common stock issued in acquisitions	$1,310	$28,485

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto, which include information as to significant accounting policies, for the fiscal year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K as filed with the SEC on September 10, 2004, as well as the consolidated financial statements and notes included in the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2005. Results of operations for interim periods are not necessarily indicative of results for a full fiscal year.

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

Revenue from post-contract customer support (“PCS”) is recognized ratably over the contractual term (typically one year). Installation and training revenue is deferred and recognized as these services are performed. For systems with complex installation processes where installation is considered essential to the functionality of the product (for example, when the services can only be performed by the Company), product and installation revenue is deferred until completion of the installation. In addition, if such orders include a customer acceptance provision, no revenue is recognized until the customer’s acceptance of the products and services has been received, the acceptance period has lapsed, or a certain event has occurred, such as achievement of system “on-air” status, which contractually constitutes acceptance. For shrink-wrapped products with telephone and email support and bug fixes bundled as part of the original sale, revenue is recognized at the time of product shipment and the costs to provide this telephone and email support and bug fixes are accrued, as these costs are deemed insignificant. Shipping and handling amounts billed to customers are included in revenue.

Revenue from certain channel partners is subject to arrangements allowing limited rights of return, stock rotation, rebates and price protection. In compliance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”, the Company records a provision for estimated returns and other allowances, as a reduction of revenues, in the same period that related revenues are recorded. Management estimates must be made and used in connection with establishing and maintaining a sales allowance for expected returns. In addition, the Company reduces revenue recognized for other credits such as sales incentives, price protection and rebates, at the time the related revenue is recorded. In order to estimate these future returns and credits, the Company analyzes historical returns and credits, current economic trends, changes in customer demand, inventory levels in the distribution channel and general marketplace acceptance of its products.

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

For arrangements where undelivered services are essential to the functionality of delivered software, the Company recognizes both the product revenues and service revenues using the percentage-of-completion method in accordance with the provisions of SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Company follows the percentage-of-completion method when reasonably dependable estimates of progress toward completion of a contract can be made. The Company estimates the percentage of completion on contracts using costs incurred to date as a percentage of total costs estimated to complete the contract. Costs incurred include labor costs and equipment placed into service. If the Company does not have a sufficient basis on which to measure the progress toward completion, the Company recognizes revenue using the completed-contract method, and thus recognizes revenue when the Company receives final acceptance from the customer. To the extent that there is no evidence of fair value for the support element, or a gross margin cannot otherwise be estimated since estimating the final outcome of the contract may be impractical except to assure that no loss will be incurred, the Company uses a zero estimate of profit (recognizing revenue to the extent of direct and incremental costs incurred) until such time as a gross margin can be estimated or the contract is completed. When the estimate indicates a loss, such loss is recorded in the period identified.

Goodwill

The Company reviews its goodwill for impairment, in accordance with SFAS No. 142, on an annual basis or whenever significant events or changes occur in its business. If the Company determines that goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the date of the annual impairment test. As of March 31, 2005 and June 30, 2004, the Company had $43.4 million and $42.9 million of goodwill, respectively. (See Note 6).

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

Acquisition-related intangible assets result from the Company’s acquisitions accounted for under the purchase method of accounting and consist of amortizable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other amortizable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to five years. As of March 31, 2005 and June 30, 2004, the Company had $6.3 million and $8.8 million of other intangible assets, net, respectively. (See Note 6).

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

In the nine months ended March 31, 2005, the Company entered into forward exchange contracts to hedge foreign currency exposures of the Company’s foreign subsidiaries, including one intercompany loan and other intercompany accounts, in order to mitigate subsequent foreign currency fluctuations. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through the statement of operations each period, offsetting the gains or losses on the remeasurement. In the nine months ended March 31, 2005, foreign currency transaction gains and losses from the forward exchange contracts substantially offset gains and losses recognized on intercompany loans and accounts.

At March 31, 2005, the Company had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$0.6	0.7741
British Pounds	2.2	0.5340
Japanese Yen	3.2	103.9113
Singapore Dollars	0.2	1.6508

Total	$6.2

All forward contracts have durations of less than one year. As of March 31, 2005, neither the cost nor the fair value of these forward contracts was material.

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

The pro forma effects of stock-based compensation on net loss and net loss per share have been estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to compensation expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per share were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss:
As reported	$(615)	$(292)	$(17,405)	$(43,126)
Add: stock-based employee compensation expense included in reported net loss, net of tax	44	32	44	629
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(2,141)	(4,202)	(7,516)	(13,283)

Pro forma net loss	$(2,712)	$(4,462)	$(24,877)	$(55,780)

Net loss per share:
Basic and diluted - As reported	$(0.01)	$(0.00)	$(0.25)	$(0.65)
Basic and diluted - Pro forma	$(0.04)	$(0.07)	$(0.36)	$(0.84)

Shares used to compute net loss per share:
Basic and diluted	69,942	68,108	69,498	66,526

The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model, assuming no expected dividends and using the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Stock Options:
Risk-free interest rate	3.8%	2.8%	3.5%	2.9%
Expected life (in years)	3.0	3.2	2.9	3.1
Volatility	132%	138%	133%	139%

ESPP:
Risk-free interest rate	3.3%	1.5%	2.7%	1.5%
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	132%	138%	133%	139%

The weighted-average fair value of options granted for the three months ended March 31, 2005 and 2004 was $3.58 and $6.21, respectively. The weighted-average fair value of options granted for the nine months ended March 31, 2005 and 2004 was $3.26 and $5.92, respectively.

Concentration of Credit and Business Risk

The Company distributes and sells its products to end users primarily through a combination of independent domestic and international dealers and OEMs. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains allowances for potential credit losses, but historically has not experienced significant losses related to any one business group or geographic area. No single customer accounted for more than 10% of the Company’s net sales in the three and nine months ended March 31, 2005 or March 31, 2004 and no single customer accounted for more than 10% of the Company’s receivables as of March 31, 2005 or June 30, 2004. The Company maintains cash and cash equivalents and short-term investments with various financial institutions. The Company’s investment policy is designed to limit exposure with any one institution. As part of its cash and risk management process, the Company performs periodic evaluations of the relative credit standing of the financial institutions.

The Company receives certain of its critical components from sole suppliers. Additionally, the Company relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. The inability of a contract manufacturer or supplier to fulfill supply requirements of the Company could materially impact future operating results.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The Company is required to adopt SFAS 123R in the first quarter of fiscal year 2006, which ends September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is currently evaluating the requirements of SFAS 123R and although it believes the impact to its financial statements will be in a similar range as the amounts presented in its pro forma financial results required to be disclosed under SFAS 123, the Company has not yet fully determined the impact on its consolidated financial statements.

2. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding. The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net loss	$(615)	$(292)	$(17,405)	$(43,126)

Denominator:
Basic and diluted weighted-average shares outstanding	69,942	68,108	69,498	66,526

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.25)	$(0.65)

The following table sets forth the common shares that were excluded from the diluted net loss per share computations because the Company had net losses, and therefore, these securities were anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Potentially dilutive securities:
Common stock issuable upon exercise of stock options	11,254,648	9,737,600	12,366,210	10,194,361

The Company was previously contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between the Company and a former shareholder of DES and Montage, the Company issued 24,960 shares and retained unconditionally 74,881 shares in December 2003 as satisfaction for one of the Montage shareholder’s indemnification obligation for the Athle-Tech Claim (see Note 8). As a result of the settlement of the Athle-Tech Claim on November 17, 2004, the Company was obligated to issue 229,891 shares of its common stock to certain former shareholders of Montage. During the nine months ended March 31, 2005, the Company recorded $1.3 million for the issuance of these shares, which represents the fair value of its common stock on November 17, 2004, as an increase to goodwill and common stock.

3. Comprehensive Loss

The Company’s comprehensive loss includes net loss, unrealized loss on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Net loss	$(615)	$(292)	$(17,405)	$(43,126)
Unrealized gain (loss) on available-for-sale investments	6	5	(6)	(55)
Foreign currency translation adjustment	(3,091)	(1,768)	3,755	1,803

Comprehensive loss	$(3,700)	$(2,055)	$(13,656)	$(41,378)

4. Balance Sheet Components

	March 31, 2005	June 30, 2004
	(In thousands)
Inventories, net:
Raw materials	$4,842	$8,400
Work in process	9,595	15,236
Finished goods	13,439	22,126

	$27,876	$45,762

Property and equipment, net:
Computers and equipment	$24,999	$23,761
Leasehold improvements	7,345	7,235
Office furniture and fixtures	5,066	4,654
Demonstration equipment	4,223	4,050
Internal use software	9,117	8,339

	50,750	48,039
Accumulated depreciation and amortization	(37,805)	(32,398)

	$12,945	$15,641

Other intangible assets, net:
Core/developed technology	$27,004	$27,004
Trademarks and trade names	10,295	10,295
Customer-related intangibles	4,647	4,602

	41,946	41,901
Accumulated amortization	(35,622)	(33,061)

	$6,324	$8,840

Other assets:
Service inventory	$6,848	$6,683
Other	585	600

	$7,433	$7,283

Accrued and other liabilities:
Payroll and commission-related	$5,863	$5,715
Income taxes payable	3,336	3,094
Warranty	3,156	2,825
Royalties	3,245	4,281
Sales incentive programs	6,012	5,974
Restructuring	1,328	1,285
Customer advance payments	1,005	1,231
Legal judgment	—	14,200
Sales tax	347	2,752
Other	12,958	14,391

	$37,250	$55,748

The finished goods inventory for continuing operations included $4.4 million as of March 31, 2005 and $6.8 million as of June 30, 2004 located at customer sites. The activity for the nine months ended March 31, 2005 related to the Company’s product warranty liability was not considered material.

5. Financial Instruments

The Company’s policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. As of March 31, 2005 and June 30, 2004, marketable securities were classified as available-for-sale securities and consisted principally of government agency notes and commercial paper. Unrealized losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income within shareholders’ equity.

The estimated fair value of investments is based on quoted market prices at the balance sheet date. Cash and cash equivalents and short-term marketable securities for continuing operations consisted of the following:

	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value
	(In thousands)
As of March 31, 2005
Cash and cash equivalents:
Cash	$26,124	$—	$26,124
Money market funds	14,800	—	14,800
Certificates of deposits	32,191	—	32,191
Commercial paper	25,974	—	25,974

Total cash and cash equivalents	$99,089	$—	$99,089

Short-term marketable securities:
Government agency notes	$4,760	$(18)	$4,742
Commercial paper	29,598	—	29,598

Total short-term marketable securities	$34,358	$(18)	$34,340

As of June 30, 2004
Cash and cash equivalents:
Cash	$23,101	$—	$23,101
Money market funds	23,071	—	23,071
Certificates of deposits	12,887	—	12,887

Total cash and cash equivalents	$59,059	$—	$59,059

Short-term marketable securities:
Government agency notes	$10,967	$(12)	$10,955

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

Nine Months Ended March 31, 2005

During the three months ended December 31, 2004, the Company entered into an agreement to sell a portion of the Business and Consumer segment and settled the Athle-Tech litigation resulting in additional goodwill related to the Montage acquisition (see Note 2 and Note 8). Consequently, the Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2004 and concluded that its goodwill was impaired, as the carrying value of one of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company performed the second step of the impairment analysis as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $1.3 million, which was the amount of the Athle-Tech litigation settlement, during the three months ended December 31, 2004.

Nine Months Ended March 31, 2004

During the three months ended December 31, 2003, the Company re-assessed its business plan and revised the projected operating cash flows for each of its reporting units, which triggered an interim impairment analysis of goodwill. The Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2003 and concluded that its goodwill was impaired, as the carrying value of one of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company performed the second step of the impairment analysis as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003.

A summary of changes in the Company’s goodwill for continuing operations during the nine months ended March 31, 2005 by reportable segment is as follows (in thousands):

Goodwill	Broadcast and Professional	Business and Consumer	Total
Net carrying amount as of June 30, 2004	$12,633	$30,241	$42,874
Additional goodwill acquired from The Montage Group, Ltd (Montage)	1,310	—	1,310
Impairment of goodwill	(1,310)	—	(1,310)
Foreign currency translation	—	566	566

Net carrying amount as of March 31, 2005	$12,633	$30,807	$43,440

The following tables set forth the carrying amount of other intangible assets for continuing operations that will continue to be amortized (in thousands):

	As of March 31, 2005
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$27,004	$(22,386)	$4,618
Trademarks and trade names	10,295	(9,083)	1,212
Customer-related intangibles	4,647	(4,153)	494

Total	$41,946	$(35,622)	$6,324

	As of June 30, 2004
Other Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core/developed technology	$27,004	$(20,531)	$6,473
Trademarks and trade names	10,295	(8,706)	1,589
Customer-related intangibles	4,602	(3,824)	778

Total	$41,901	$(33,061)	$8,840

The total amortization expense related to other intangible assets for continuing operations is set forth in the table below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
Amortization of Other Intangible Assets	2005	2004	2005	2004
Core/developed technology	$618	$628	$1,855	$2,437
Trademarks and trade names	125	125	377	946
Customer-related intangibles	105	103	312	454
Other amortizable intangibles	—	13	—	46

Total	$848	$869	$2,544	$3,883

The total estimated future annual amortization related to other intangible assets for continuing operations is set forth in the table below (in thousands):

Future Amortization Expense
For the Three-Month Period April 1, 2005 through June 30, 2005	$848

For the Fiscal Years Ending June 30:
2006	2,126
2007	1,704
2008	1,524
Thereafter	122

Total	$6,324

7. Segment Information

The Company organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers. The Company operates its business as two reportable segments: (1) Broadcast and Professional and (2) Business and Consumer. For the period July 1, 2003 through June 30, 2004, the Company’s chief operating decision maker evaluated the performance of these two segments based on net sales, cost of sales, and operating loss, excluding the effects of certain nonrecurring or non-cash charges including the amortization of other intangibles, the impairment of goodwill and other intangible assets, restructuring costs, legal settlement, and in-process research and development costs. Operating results also include allocations of certain corporate expenses.

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

Effective October 1, 2004, the Company changed the classification of net sales and cost of sales related to its Liquid products from the Broadcast and Professional segment to the Business and Consumer segment. The Company revised its segment disclosure for the prior year periods to conform to the current fiscal year presentation. For the three months ended March 31, 2004, the total reclassification for net sales and cost of sales was $4.3 million and $1.7 million, respectively. For the nine months ended March 31, 2004, the total reclassification for net sales and cost of sales was $13.2 million and $5.3 million, respectively.

The following table presents a summary of operating information for continuing operations for the three months and nine months ended March 31, 2005 and 2004 (in thousands). The Company’s segment disclosure for the three months and nine months ended March 31, 2004 was revised to conform to the current fiscal year presentation.

	Three Months Ended March 31, 2005:				Three Months Ended March 31, 2004:
	Reporting Segments		Unallocated	Total	Reporting Segments		Unallocated	Total
	Business and Consumer	Broadcast and Professional			Business and Consumer	Broadcast and Professional
Net sales	$47,065	$18,172	$—	$65,237	$55,226	$26,872	$—	$82,098
Cost of sales	24,503	11,299	—	35,802	29,696	14,821	—	44,517
Operating expenses	—	—	36,014	36,014	—	—	38,349	38,349
Operating loss	—	—	—	(6,579)	—	—	—	(768)

	Nine Months Ended March 31, 2005:				Nine Months Ended March 31, 2004:
	Reporting Segments		Unallocated	Total	Reporting Segments		Unallocated	Total
	Business and Consumer	Broadcast and Professional			Business and Consumer	Broadcast and Professional
Net sales	$151,193	$61,375	$—	$212,568	$143,892	$76,871	$—	$220,763
Cost of sales	81,282	36,924	—	118,206	87,022	43,158	—	130,180
Operating expenses	—	—	108,506	108,506	—	—	122,645	122,645
Operating loss	—	—	—	(14,144)	—	—	—	(32,062)

The following is a summary of net sales by geographic region for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31:
Net Sales by Geographic Region	2005	% of Net Sales	2004	% of Net Sales
Americas	$23,814	36.5%	$34,110	41.5%
Europe	32,711	50.1%	40,114	48.9%
Asia Pacific	5,785	8.9%	6,539	8.0%
Japan	2,927	4.5%	1,335	1.6%

Total	$65,237	100.0%	$82,098	100.0%

The following is a summary of net sales by geographic region for the nine months ended March 31, 2005 and 2004 (in thousands):

	Nine Months Ended March 31:
Net Sales by Geographic Region	2005	% of Net Sales	2004	% of Net Sales
Americas	$69,948	32.9%	$76,733	34.8%
Europe	112,764	53.1%	115,603	52.4%
Asia Pacific	21,071	9.9%	23,195	10.5%
Japan	8,785	4.1%	5,232	2.3%

Total	$212,568	100.0%	$220,763	100.0%

8. Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Three -Month Period:
April 1, 2005 through June 30, 2005	$1,326

For the Fiscal Years Ending June 30,
2006	4,261
2007	2,173
2008	857
2009	730
Thereafter	423

Total operating lease obligations	$9,770

Indemnification

From time to time, the Company agrees to indemnify its customers against liability if its products infringe a third party’s intellectual property rights. As of March 31, 2005, the Company was not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $2.1 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. Royalty expense was $7.3 million and $4.4 million for the nine months ended March 31, 2005 and 2004, respectively.

Other Contractual Obligations

The Company’s contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce its products for sale.

The most significant contractual financial obligations the Company has, other than specific balance sheet liabilities and facility leases, are the purchase order (“PO”) commitments the Company places with vendors and subcontractors to procure and guarantee a supply of the electronic components required to manufacture its products for sale. The Company places POs with its vendors on an ongoing basis based on its internal demand forecasts. The amount of outstanding POs can range from the value of material required to supply one half of the sales in a quarter to as much as the full amount needed for a quarter. As of March 31, 2005, the amount of outstanding POs was approximately $13.6 million. The total amount of these commitments can vary from quarter to quarter based on a variety of factors, including but not limited to, the total amount of expected future sales, lead times in the electronic components markets, the mix of projected sales and the mix of components required for those sales. Most of these POs are firm commitments that cannot be canceled, though some POs can be rescheduled without penalty and some can be canceled with little or no penalty.

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

he Company believed that it was entitled to indemnification by the former shareholders of DES and Montage and had previously held back cash and stock to satisfy one of the former shareholder’s obligations and stock to satisfy the indemnification obligations of two other former shareholders. After entering into the settlement agreement with Athle-Tech, the Company calculated the indemnification amounts owed by each of the former shareholders, returned a portion of cash to one shareholder, and issued 229,891 shares (in total) to the other two shareholders. The Company recently received a communication from one of the former shareholders of DES and Montage who believes he is entitled to indemnification by Pinnacle as a result of Pinnacle’s settlement of the Athle-Tech Claim. The Company is currently investigating the claim made in the communication and has not yet reached a conclusion regarding whether the shareholder is entitled to indemnification or a reasonable estimate of the amount and range of loss, if any. As a result, the Company is unable to determine whether an unfavorable outcome in this matter could have a material adverse impact on its results of operations and financial position.

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

As a result of the settlement of both the Athle-Tech Claim and the 2004 Athle-Tech Claim, the Company recorded a reduction of $3.1 million to the legal settlement accrual and a reduction to the legal settlement charge during the nine months ended March 31, 2005. The Company made payments during the three months ended March 31, 2005 related to the settlement. As of March 31, 2005 and June 30, 2004, the Company had a total legal settlement accrual of $0 million and $14.2 million, respectively.

From time to time, in addition to those matters identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, as well as claims relating to commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

9. Restructuring Costs (Reversal)

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

The following table summarizes the accrued restructuring balance as of March 31, 2005 that relates to the second quarter 2004 restructuring plan:

Second Quarter 2004 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Balance as of June 30, 2004	$469	$816	$1,285
Cash payments during the three months ended September 30, 2004	(164)	(94)	(258)

Balance as of September 30, 2004	305	722	1,027
Cash payments during the three months ended December 31, 2004	(37)	(94)	(131)

Balance as of December 31, 2004	268	628	896
Cash payments during the three months ended March 31, 2005	(118)	(93)	(211)

Balance as of March 31, 2005	150	535	685
Less: current portion	(150)	(386)	(536)

Restructuring liabilities as of March 31, 2005, less current portion	$—	$149	$149

The Company’s accrual as of March 31, 2005 for severance and benefits that related to the second quarter 2004 restructuring plan will be paid through June 30, 2006. The Company’s accrual as of March 31, 2005 for leased facilities that related to the second quarter 2004 restructuring plan will be paid over their respective lease terms through August 2006.

First Quarter 2005 Restructuring Plan

In July 2004, the Company announced a restructuring plan, which it began to implement during the three months ended September 30, 2004 and completed during the three months ended March 31, 2005. The restructuring plan included a reduction of workforce associated with the Company’s realignment of its business to a functional organizational structure. The Company also vacated excess leased space in U.S. and European locations.

As a result of the restructuring plan, the Company recorded restructuring costs of $2.4 million for severance and benefits, which constituted a 5% reduction in workforce, during the three months ended September 30, 2004. The Company incurred additional restructuring costs of $3.3 million during the three months ended December 31, 2004, which were comprised of $1.6 million for severance and benefits, which constituted an additional 5% reduction in workforce, and $1.7 million related to vacating excess leased space in U.S. and European locations. During the three months ended March 31, 2005, the Company recorded additional restructuring costs of $0.4 million related to the termination of a sub-lease agreement in Europe. The Company recorded restructuring reversals totaling $0.6 million, which were comprised of reversals of $0.4 million for leased facilities and $0.2 million for severance. The Company does not expect to incur any additional future costs related to the first quarter 2005 restructuring plan.

The following table summarizes the accrued restructuring balance as of March 31, 2005 that relates to the first quarter 2005 restructuring plan:

First Quarter 2005 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Costs incurred during the three months ended September 30, 2004	$2,378	$57	$2,435
Cash payments during the three months ended September 30, 2004	(1,010)	(49)	(1,059)

Balance as of September 30, 2004	1,368	8	1,376
Costs incurred during the three months ended December 31, 2004	1,657	1,680	3,337
Cash payments during the three months ended December 31, 2004	(1,899)	(86)	(1,985)

Balance as of December 31, 2004	1,126	1,602	2,728
Costs incurred during the three months ended March 31, 2005	—	429	429
Reversals during the three months ended March 31, 2005	(229)	(375)	(604)
Cash payments during the three months ended March 31, 2005	(767)	(321)	(1,088)

Balance as of March 31, 2005	$130	$1,335	$1,465
Less: current portion	(130)	(662)	(792)

Restructuring liabilities as of March 31, 2005, less current portion	$—	$673	$673

The Company’s accrual as of March 31, 2005 for severance and benefits that relates to the first quarter 2005 restructuring plan will be paid through May 2005. The Company’s accrual as of March 31, 2005 for leased facilities that relates to the first quarter 2005 restructuring plan will be paid over their respective lease terms through July 2008.

The Company recorded restructuring costs for the second quarter 2004 and first quarter 2005 restructuring plans in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

10. Discontinued Operations

Jungle KK

On June 30, 2004, the Company sold its 95% interest in Jungle KK. The Company received and canceled 72,122 of its shares of common stock as consideration for the sale of Jungle KK. On the sale date of June 30, 2004, the shares were valued at $0.5 million and recorded as proceeds. These shares were originally issued and held in escrow in connection with the acquisition of Jungle KK on July 1, 2003. Concurrent with the sale, the Company entered into a distribution agreement with Jungle KK to localize, promote and sell its consumer software products into the Japanese market for a royalty based on the percentage of net sales of the Company’s products sold by Jungle KK, which does not constitute continuing involvement with Jungle KK.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations and financial position of Jungle KK in discontinued operations within the consolidated financial statements for the fiscal year ended June 30, 2004. Since the Company acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for the three months and nine months ended March 31, 2004 for Jungle KK are reflected in discontinued operations. Since the Company sold Jungle KK on June 30, 2004, the Company’s consolidated balance sheets as of March 31, 2005 and June 30, 2004 do not include the financial position for Jungle KK. In addition, the Company has segregated the cash flow activity of Jungle KK from the consolidated statement of cash flows for the nine months ended March 31, 2004. The results of operations of Jungle KK were previously reported and included in the results of operations and financial position of its Business and Consumer segment.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations of Steinberg in discontinued operations within the consolidated financial statements for the three and nine months ended March 31, 2005 and March 31, 2004. The Company has reported the financial position of Steinberg as assets and liabilities of discontinued operations on the balance sheet as of June 30, 2004. In addition, the Company has segregated the cash flow activity of Steinberg from the consolidated statements of cash flows for the nine months ended March 31, 2005 and March 31, 2004. The results of operations of Steinberg were previously reported and included in the results of operations and financial position of the Business and Consumer segment.

Team Sports Division

On February 4, 2005, the Company sold the assets of its Lowell, Massachusetts-based Team Sports (“Sports”) operations to XOS Technologies, Inc. for $12.0 million in cash.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company has reported the results of operations of Sports in discontinued operations within the consolidated financial statements for the three and nine months ended March 31, 2005 and March 31, 2004. The Company has reported the financial position of Sports as assets and liabilities of discontinued operations on the balance sheet as of June 30, 2004. In addition, the Company has segregated the cash flow activity of Sports from the consolidated statements of cash flows for the nine months ended March 31, 2005 and March 31, 2004. The results of operations of Team Sports were previously reported and included in the results of operations and financial position of the Broadcast and Professional segment.

The results of discontinued operations for the three months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Steinberg	Sports	Total	Jungle	Steinberg	Sports	Total
Net sales	$1,258	$540	$1,798	$2,216	$5,760	$3,665	$11,641
Cost of sales	(232)	(250)	(482)	(1,376)	(2,511)	(1,535)	(5,422)
Operating expenses	(1,310)	(1,254)	(2,564)	(913)	(3,339)	(1,566)	(5,818)

Operating income (loss)	(284)	(964)	(1,248)	(73)	(90)	564	401
Interest and other income (expense), net	3	—	3	(23)	55	—	32

Income (loss) before income taxes	(281)	(964)	(1,245)	(96)	(35)	564	433
Income tax expense (benefit)	181	—	181	(48)	(218)	—	(266)

Income (loss) from operations of discontinued operations	(462)	(964)	(1,426)	(48)	183	564	699
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—
Income (loss) from discontinued operations	$4,114	$2,424	$6,538	$(48)	$183	$564	$699

The results of discontinued operations for the nine months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Nine Months Ended March 31, 2005			Nine Months Ended March 31, 2004
	Steinberg	Sports	Total	Jungle	Steinberg	Sports	Total
Net sales	$11,839	$5,313	$17,152	$5,673	$17,596	$9,977	$33,246
Cost of sales	(3,792)	(2,410)	(6,202)	(3,736)	(7,385)	(4,254)	(15,375)
Operating expenses	(8,399)	(12,239)	(20,638)	(2,231)	(24,226)	(3,826)	(30,283)

Operating income (loss)	(352)	(9,336)	(9,688)	(294)	(14,015)	1,897	(12,412)
Interest and other income (expense), net	53	—	53	(64)	68	—	4

Income (loss) before income taxes	(299)	(9,336)	(9,635)	(358)	(13,947)	1,897	(12,408)
Income tax expense (benefit)	12	—	12	(173)	(4,644)	—	(4,817)

Income (loss) from operations of discontinued operations	(311)	(9,336)	(9,647)	(185)	(9,303)	1,897	(7,591)
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—
Income (loss) from discontinued operations	$4,265	$(5,948)	$(1,683)	$(185)	$(9,303)	$1,897	$(7,591)

The current and non-current assets and liabilities of discontinued operations of Steinberg and Sports as of June 30, 2004, were as follows (in thousands):

	Steinberg	Sports	Total
Cash and cash equivalents	$2,240	$—	$2,240
Accounts receivable, net	1,198	5,230	6,428
Inventories	745	655	1,400
Prepaid expenses and other current assets	339	22	361

Current assets of discontinued operations	$4,522	$5,907	$10,429

Property and equipment, net	$909	$673	$1,582
Goodwill	14,062	16,337	30,399
Other intangible assets, net	7,458	—	7,458
Other assets	161	345	506

Long-term assets of discontinued operations	$22,590	$17,355	$39,945

Accounts payable	$371	$136	$507
Accrued and other liabilities	2,789	456	3,245
Deferred revenue	91	1,321	1,412

Current liabilities of discontinued operations	$3,251	$1,913	$5,164

Deferred income taxes	$1,972	$—	$1,972
Long-term liabilities	106	—	106

Long-term liabilities of discontinued operations	$2,078	$—	$2,078

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange

Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Factors That Could Affect Future Results” and elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Forward-looking statements include, but are not limited to, those statements regarding the following: any projections regarding changes in our organizational structure; our restructuring plan; net sales; research and development expenses; restructuring costs; merger transaction costs; income tax expense; cash flow; and recent accounting pronouncements.

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

RESULTS OF OPERATIONS

Overview of Results - Third Quarter of Fiscal Year 2005

Our overall net sales for the three months ended March 31, 2005 were $65.2 million, a decrease of 20.5%, compared to overall net sales of $82.1 million in the three months ended March 31, 2004. Our Business and Consumer net sales decreased $8.2 million and our Broadcast and Professional net sales decreased $8.7 million. The decrease in our Business and Consumer segment was primarily due to decreased sales of our home editing products, which was partially offset by increased sales of our TV viewing products. We have been experiencing a decrease in sales in our Broadcast and Professional segment due to decreased demand for our Broadcast and News product lines. Our net sales in the three months ended March 31, 2005 were generated by geographic region as follows: 50.1% of sales from Europe, 36.5% of sales from the Americas, 8.9% of sales from Asia Pacific, and 4.5% of sales from Japan. During the three months ended March 31, 2005, the Business and Consumer division represented 72.1% of our net sales, while the Broadcast and Professional division represented 27.9% of our net sales. During the three months ended March 31, 2005, we completed the dispositions of our Steinberg Media Technologies GmbH subsidiary and the assets of Team Sports. We have reported the results of operations of these businesses in discontinued operations within the consolidated financial statements for the three and nine months ended March 31, 2005 and March 31, 2004.

In the three months ended March 31, 2005, net sales were negatively impacted due to increased competition related to products in our Business and Consumer segment, which also resulted in pricing pressure in our Studio product line. Net sales were also negatively impacted by the turnover of key sales personnel in both Business and Consumer and Broadcast and Professional segments and the rationalization of certain non-core businesses in the Broadcast and Professional segment, which were partially offset by the favorable currency impact resulting from the strengthening of the Euro against the U.S. dollar in the Business and Consumer segment.

Our net loss for the three months ended March 31, 2005 was $0.6 million, or $(0.01) per share, compared to a net loss of $0.3 million, or $0.00 per share, for the three months ended March 31, 2004. In the three months ended March 31, 2005, we incurred amortization of other intangible assets of $0.8 million, a reversal of restructuring costs of $0.2 million, a $1.4 million loss from discontinued operations, and a $7.9 million gain on sale of discontinued operations. In the three months ended March 31, 2004, we incurred amortization of other intangible assets of $0.9 million, restructuring costs of $0.3 million, and $0.7 million in income from discontinued operations.

Merger with Avid Technology, Inc.

On March 21, 2005, Avid Technology, Inc. and our company announced that Avid entered into a definitive agreement to acquire our company in a cash and stock transaction. Under the terms of the agreement, our shareholders will receive .0869 shares of Avid stock and $1.00 in cash for each Pinnacle share. At closing, it is expected that Avid will issue approximately 6.2 million shares and pay $71.3 million in cash. Upon completion of the transaction, the 6.2 million shares to be issued to our former shareholders will represent approximately 15% of Avid’s outstanding common stock. The acquisition is subject to satisfying a number of closing conditions, including shareholder and regulatory approvals.

We believe our joint announcement with Avid initially caused uncertainty in our distribution channels, principally in Europe, regarding our distributors’ future relationship with the combined company. This uncertainty slowed orders from these channels toward the end of the quarter, which had an impact on our net sales from the Business and Consumer segment for Europe in the three months ended March 31, 2005. This uncertainty may continue to have an impact on our net sales.

Restructuring Plan

On March 1, 2004, the Board of Directors appointed Patti S. Hart to the positions of Chairman of the Board of Directors, President and Chief Executive Officer. As part of this management change and in order to better implement our strategy, we initiated a review of our various businesses to determine which are core and non-core to our future. That review led to the implementation of a restructuring plan that is currently being executed. We plan to focus on, and invest in, those businesses that we have determined are core businesses, and will consider discontinuing or selling any non-core businesses. On June 30, 2004, we sold our 95% interest in Jungle KK. In addition, on December 20, 2004, Pinnacle Systems GmbH, our wholly owned subsidiary, entered into a Share Purchase and Transfer Agreement with Yamaha pursuant to which Yamaha agreed to acquire our Hamburg, Germany-based Steinberg audio software business for $28.5 million in cash. The transaction, which was subject to German regulatory approval, was completed on January 21, 2005. On February 4, 2005, we entered into and closed a purchase and sale agreement for the assets of our team sports division for $12.0 million in cash. We believe that the sale of these businesses will enable our management to focus on our core businesses. However, since many of our costs, such as corporate infrastructure costs, are fixed, particularly in the short term, we do not expect the sale of these businesses to result in significant cost reductions immediately. Therefore, because the revenue that these businesses generated historically will not be repeated in future periods, our operating results will be adversely affected until our costs are reduced or revenue that we formerly derived from Steinberg and the team sports division is replaced by revenue from our remaining businesses. In order to better organize and structure our company, we continue our plan to rationalize our product lines, improve organizational efficiency, make operational improvements, and invest in new information technology systems.

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

In July 2004, we implemented a plan to reorganize from a divisional structure to a more functional organization, which we believe will lead to better organizational efficiency through the elimination of duplicative functions within our company. We have combined the operational and development functions of our previous two divisions in order to create cost savings and generate efficiencies in manufacturing, product development and services. In order to reduce operating costs, we reduced our workforce by approximately 10% during the nine months ended March 31, 2005. Our plan to create operational improvements includes the outsourcing of certain operational functions, including manufacturing and service functions, and the move to develop certain projects in lower-cost regions. We also closed and consolidated certain disparate facilities to gain operational efficiencies. In addition, we believe we can increase the visibility and predictability of our forecasts by using better metrics to benchmark and track our progress from customer relationship management to sales force automation tools, all of which requires certain changes and investments in new information technology systems.

Net Sales

Overall net sales decreased 20.5% from $82.1 million in the three months ended March 31, 2004 to $65.2 million in the three months ended March 31, 2005. Overall net sales decreased 3.7% from $220.8 million in the nine months ended March 31, 2004 to $212.6 million in the nine months ended March 31, 2005. Effective October 1, 2004, we changed the classification of net sales and cost of sales related to our Liquid products from the Broadcast and Professional segment to the Business and Consumer segment. We revised our segment disclosure for the prior fiscal year to conform to the current fiscal year presentation. For the three months ended March 31, 2004, the total reclassification for net sales and cost of sales was $4.3 million and $1.7 million, respectively. For the nine months ended March 31, 2004, the total reclassification for net sales and cost of sales was $13.2 million and $5.3 million, respectively (see Note 7 of Notes to Condensed Consolidated Financial Statements). For the nine months ended March 31, 2005, approximately 4% of our net sales of $212.6 million were comprised of a favorable currency impact resulting from the strengthening of the Euro against the U.S. dollar.

The following is a summary of net sales by market segment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31:
Net Sales by Segment	2005	% of Net Sales	2004	% of Net Sales	% Change
Business and Consumer	$47,065	72.1%	$55,226	67.3%	(14.8)%
Broadcast and Professional	18,172	27.9%	26,872	32.7%	(32.4)%

Total	$65,237	100.0%	$82,098	100.0%	(20.5)%

The decrease in sales from our Business and Consumer segment in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily due to decreased sales of $10.4 million from our home editing products due to the decline in average selling price of our Studio hardware products, as well as distributor uncertainty about our pending merger with Avid. This decrease was partially offset by increased sales of $1.7 million from our TV viewing products and $0.6 million in other product families. During the three months ended March 31, 2004, our Studio 9 version product was released resulting in increased net sales for that period. The decrease in sales from our Broadcast and Professional segment in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily due to decreased demand accounting for decreased sales of $6.9 million and $1.8 million from our Broadcast and News products, respectively.

The following is a summary of net sales by market segment for the nine months ended March 31, 2005 and 2004 (in thousands):

	Nine Months Ended March 31:
Net Sales by Segment	2005	% of Net Sales	2004	% of Net Sales	% Change
Business and Consumer	$151,193	71.1%	$143,892	65.2%	5.1%
Broadcast and Professional	61,375	28.9%	76,871	34.8%	(20.2)%

Total	$212,568	100.0%	$220,763	100.0%	(3.7)%

The increase in sales from our Business and Consumer segment in the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004, was primarily due to increased sales of $8.8 million from our Viewing products and $2.5 million from other product families, which was partially offset by decreased sales of $2.9 million and $1.1 million from our home and advanced editing and Instant product families, respectively. The decrease in sales from our Broadcast and Professional segment in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to decreased sales from our Broadcast, News and other product families of $14.0 million, $3.4 million and $0.4 million, respectively, due to decreased demand. These decreases were partially offset by an increase in sales of approximately $2.3 million from customer support revenue.

The following is a summary of net sales by geographic region for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31:
Net Sales by Geographic Region	2005	% of Net Sales	2004	% of Net Sales	% Change
Americas	$23,814	36.5%	$34,110	41.5%	(30.2)%
Europe	32,711	50.1%	40,114	48.9%	(18.5)%
Asia Pacific	5,785	8.9%	6,539	8.0%	(11.5)%
Japan	2,927	4.5%	1,335	1.6%	119.3%

Total	$65,237	100.0%	$82,098	100.0%	(20.5)%

The decrease in sales from the Americas in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily due to decreased sales of $10.3 million in our Broadcast and Professional segment while sales in our Business and Consumer segment remained relatively flat. The decrease in sales from Europe in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to decreased sales of $7.0 million in our Business and Consumer segment and $0.4 million in our Broadcast and Professional segment, respectively. We believe that distributor uncertainty about our pending merger with Avid had a negative impact on sales, particularly those from Europe. The decrease in sales from Asia Pacific was primarily due to a decrease in sales of $0.7 million in our Business and Consumer segment. The increase in sales from Japan was primarily due to increased sales in our Broadcast and Professional segment.

The following is a summary of net sales by geographic region for the nine months ended March 31, 2005 and 2004 (in thousands):

	Nine Months Ended March 31:
Net Sales by Geographic Region	2005	% of Net Sales	2004	% of Net Sales	% Change
Americas	$69,948	32.9%	$76,733	34.8%	(8.8)%
Europe	112,764	53.1%	115,603	52.4%	(2.5)%
Asia Pacific	21,071	9.9%	23,195	10.5%	(9.2)%
Japan	8,785	4.1%	5,232	2.3%	67.9%

Total	$212,568	100.0%	$220,763	100.0%	(3.7)%

The decrease in sales from the Americas in the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004, was primarily due to decreased sales of $17.5 million in our Broadcast and Professional segment due to decreased demand which were partially offset by increased sales in our Business and Consumer segment. The decrease in sales from Europe in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to decreased sales of $1.9 million in our Business and Consumer segment, as well as decreased sales of $0.9 million in our Broadcast and Professional segment. The decrease in sales from Asia Pacific was primarily due to decreased sales of $1.2 million in our Business and Consumer segment as well as decreased sales of $0.9 million in our Broadcast and Professional segment. The increase in sales from Japan was primarily due to increased sales of $3.9 million in our Broadcast and Professional segment, partially offset by a $0.3 million decrease in our Business and Consumer segment.

We expect that our Business and Consumer sales will continue to represent a significant portion of our net sales. In addition, we expect that international sales will continue to represent a significant portion of our net sales. We make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal year 2005 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currencies. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when converted back into U.S. dollars.

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

The following is a summary of cost of sales by market segment for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31:
Cost of Sales by Segment	2005	% of Net Sales	2004	% of Net Sales	% Change

Business and Consumer	$24,503	52.1%	$29,696	53.8%	(17.5)%
Broadcast and Professional	11,299	62.2%	14,821	55.2%	(23.8)%

Total	$35,802	54.9%	$44,517	54.2%	(19.6)%

The decrease in Business and Consumer cost of sales, as a percentage of Business and Consumer net sales, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to decreases in other cost of sale components such as provisions for obsolescence and shrinkage. The increase in Broadcast and Professional cost of sales, as a percentage of Broadcast and Professional net sales, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to fixed costs of manufacturing being spread over lower net sales. This was partially offset by a decrease in material cost as a percentage of net sales.

The following is a summary of cost of sales by market segment for the nine months ended March 31, 2005 and 2004 (in thousands):

	Nine Months Ended March 31:
Cost of Sales by Segment	2005	% of Net Sales	2004	% of Net Sales	% Change

Business and Consumer	$81,282	53.8%	$87,022	60.5%	(6.6)%
Broadcast and Professional	36,924	60.2%	43,158	56.1%	(14.4)%

Total	$118,206	55.6%	$130,180	59.0%	(9.2)%

The decrease in Business and Consumer cost of sales, as a percentage of Business and Consumer net sales, in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to a decrease in royalty expense relating to a one-time charge of approximately $3.8 million in the nine months ended March 31, 2004 as well as decreases in other cost of sale components such as provisions for obsolescence and shrinkage. The increase in Broadcast and Professional cost of sales, as a percentage of Broadcast and Professional net sales, in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to a $2.2 million write-down of inventory related to our products that serve the broadcast segment, including the write-down of inventory resulting from the termination of a contract with Global Television Network on August 25, 2004 as well as fixed costs of manufacturing being spread over lower net sales.

Engineering and Product Development

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Engineering and product development expenses	$7,376	$9,639	(23.5)%	$24,036	$27,591	(12.9)%
As a percentage of net sales	11.3%	11.7%		11.3%	12.5%

Engineering and product development expenses include costs associated with the development of new products and enhancements of existing products, and consist primarily of employee salaries and benefits, prototype and development expenses, and facility costs. The decrease in engineering and product development expenses in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily due to lower compensation and employee related costs of $1.5 million from the decrease in headcount resulting from our first quarter 2005 restructuring plan and decreased outside services of $0.7 million. The decrease in engineering and product development expenses in the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004, was primarily due to lower compensation and employee related costs of $2.7 million from the decrease in headcount resulting from our first quarter 2005 restructuring plan and lower outside services of $1.4 million, which were partially offset by increased other expenses of $0.5 million. We believe that continued investment in research and development is critical to attaining our strategic objectives and as a result we expect these expenses will continue to be significant in future periods.

Sales, Marketing and Service

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Sales, marketing and service expenses	$18,508	$21,489	(13.9)%	$55,420	$61,821	(10.4)%
As a percentage of net sales	28.4%	26.2%		26.1%	28.0%

Sales, marketing and service expenses include compensation and benefits for sales, marketing and customer service personnel for consumer markets, commissions, travel, advertising and promotional expenses including trade shows and professional fees for marketing services. The decrease in sales, marketing and service expenses in the three months ended March 31, 2005, compared to the three months ended March 31, 2004 was primarily due to a decrease in corporate marketing programs and initiatives of $1.2 million, lower compensation and employee related costs of $0.7 million from the decrease in headcount resulting from our first quarter 2005 restructuring plan, a decrease in travel expenses of $0.5 million and a decrease in other expenses of $0.6 million. The decrease in sales, marketing and service expenses in the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004, was primarily due to lower compensation and employee related costs of $3.6 million from the decrease in headcount resulting from our first quarter 2005 restructuring plan, a decrease in travel expenses of $1.5 million and a decrease in other expenses of $1.3 million. We expect sales, marketing and service expenses to increase as a percentage of net sales.

General and Administrative

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
General and administrative expenses	$6,705	$6,032	11.2%	$19,984	$17,567	13.8%
As a percentage of net sales	10.3%	7.3%		9.4%	8.0%

General and administrative expenses consist primarily of salaries and benefits for administrative, executive, finance and management information systems personnel, legal, accounting and consulting fees, information technology infrastructure costs, facility costs, and other corporate administrative expenses. The increase in general and administrative expenses in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, was primarily due to increased compensation and employee related costs of $0.5 million as a result of strengthening our management team and implementing a functional organization structure and other expenses of $0.2 million. Although consulting and outside services increased approximately $0.5 million in the three months ended March 31, 2005, compared to the three months ended March 31, 2004, as a result of compliance with the Sarbanes-Oxley Act of 2002, these expenses were offset by reductions in legal fees. The increase in general and administrative expenses in the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004, was primarily due to increased compensation and employee related costs of $1.9 million, increased bad debt expense of $0.5 million, increased consulting and outside services of $0.9 million primarily related to compliance with the Sarbanes-Oxley Act of 2002 and increased other expenses of $1.0 million, offset by decreased legal fees of $1.9 million. Legal fees in the nine months ended March 31, 2004 were higher due to the DES earnout arbitration and the XOS Technologies claim. Expenses as a result of compliance with the Sarbanes-Oxley Act of 2002, including Section 404 thereof, are expected to continue and are expected to increase throughout the remainder of fiscal 2005 as we implement procedures and activities to meet the requirements of this act. We expect general and administrative expenses will continue to be significant and will most likely increase as a percentage of net sales in our fourth quarter of fiscal 2005 due to compliance with the Sarbanes-Oxley Act of 2002.

Amortization of Other Intangible Assets

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Amortization of other intangible assets	$848	$869	(2.4)%	$2,544	$3,883	(34.5)%
As a percentage of net sales	1.3%	1.1%		1.2%	1.8%

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

The decrease in amortization for the three and nine months ended March 31, 2005 compared to the three and nine months ended March 31, 2004 was primarily due to several intangible assets that became fully amortized. As of March 31, 2005 and June 30, 2004, we had approximately $6.3 million and approximately $8.8 million of amortizable intangible assets, respectively.

Impairment of Goodwill

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Impairment of goodwill	$—	$—	—%	$1,310	$5,950	(78.0)%
As a percentage of net sales	—%	—%		0.6%	2.7%

During the three months ended December 31, 2004, we entered into an agreement to sell a portion of the Business and Consumer segment and settled the Athle-Tech litigation resulting in additional goodwill related to the Montage acquisition (see Note 2 and Note 8). Consequently, we performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2004 and concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step of the impairment analysis as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $1.3 million, which was the amount of the Athle-Tech litigation settlement, during the three months ended December 31, 2004.

During the three months ended December 31, 2003, we re-assessed our business plan and revised the projected operating cash flows for each of our reporting units, which triggered an interim impairment analysis of goodwill as required by SFAS No. 142. As a result, we concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step of the impairment analysis as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of our reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $6.0 million during the three months ended December 31, 2003.

Restructuring Costs (Reversal)

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Restructuring costs (reversal)	$(175)	$320	(154.7)%	$5,597	$3,640	53.8%
As a percentage of net sales	(0.3)%	0.4%		2.6%	1.6%

Second Quarter 2004 Restructuring Plan

During the three months ended December 31, 2003, we implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. We also exited certain leased facilities in New Jersey and terminated a total of 77 of our employees worldwide, 37 of whom were located in the U.S. and 40 of whom were located in Europe.

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

The following table summarizes the accrued restructuring balance as of March 31, 2005 that relates to the second quarter 2004 restructuring plan:

Second Quarter 2004 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Balance as of June 30, 2004	$469	$816	$1,285
Cash payments during the three months ended September 30, 2004	(164)	(94)	(258)

Balance as of September 30, 2004	305	722	1,027
Cash payments during the three months ended December 31, 2004	(37)	(94)	(131)

Balance as of December 31, 2004	268	628	896
Cash payments during the three months ended March 31, 2005	(118)	(93)	(211)

Balance as of March 31, 2005	150	535	685
Less: current portion	(150)	(386)	(536)

Restructuring liabilities as of March 31, 2005, less current portion	$—	$149	$149

Our accrual as of March 31, 2005 for severance and benefits that related to the second quarter 2004 restructuring plan will be paid through June 30, 2006. Our accrual as of March 31, 2005 for leased facilities that related to the second quarter 2004 restructuring plan will be paid over their respective lease terms through August 2006.

First Quarter 2005 Restructuring Plan

In July 2004, we announced a restructuring plan, which we began to implement during the three months ended September 30, 2004 and completed during the three months ended March 31, 2005. The restructuring plan included a reduction of workforce associated with the realignment of our business to a functional organizational structure. We also vacated excess leased space in U.S. and European locations.

As a result of the restructuring plan, we recorded restructuring costs of $2.4 million for severance and benefits, which constituted a 5% reduction in workforce, during the three months ended September 30, 2004. We incurred additional restructuring costs of $3.3 million during the three months ended December 31, 2004, which were comprised of $1.6 million for severance and benefits, which constituted an additional 5% reduction in workforce, and $1.7 million related to vacating excess leased space in U.S. and European locations. During the three months ended March 31, 2005, we recorded additional restructuring costs of $0.4 million related to the termination of a sub-lease agreement in Europe. We recorded restructuring reversals totaling $0.6 million, which were comprised of reversals of $0.4 million for leased facilities and $0.2 million for severance. We do not expect to incur any additional future costs related to the first quarter 2005 restructuring plan.

The following table summarizes the accrued restructuring balance as of March 31, 2005 that relates to the first quarter 2005 restructuring plan:

First Quarter 2005 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Costs incurred during the three months ended September 30, 2004	$2,378	$57	$2,435
Cash payments during the three months ended September 30, 2004	(1,010)	(49)	(1,059)

Balance as of September 30, 2004	1,368	8	1,376
Costs incurred during the three months ended December 31, 2004	1,657	1,680	3,337
Cash payments during the three months ended December 31, 2004	(1,899)	(86)	(1,985)

Balance as of December 31, 2004	1,126	1,602	2,728
Costs incurred during the three months ended March 31, 2005	—	429	429
Reversals during the three months ended March 31, 2005	(229)	(375)	(604)
Cash payments during the three months ended March 31, 2005	(767)	(321)	(1,088)

Balance as of March 31, 2005	130	1,335	1,465
Less: current portion	(130)	(662)	(792)

Restructuring liabilities as of March 31, 2005, less current portion	$—	$673	$673

Our accrual as of March 31, 2005 for severance and benefits that relates to the first quarter 2005 restructuring plan will be paid through May 2005. Our accrual as of March 31, 2005 for leased facilities that relates to the first quarter 2005 restructuring plan will be paid over their respective lease terms through July 2008.

Our restructuring costs and any resulting accruals involve significant estimates made by management using the best information available at the time the estimates were made. Actual results may differ significantly from our estimates and may require adjustments to our restructuring accruals and operating results in future periods.

The Company recorded restructuring costs for the second quarter 2004 and first quarter 2005 restructuring plans in accordance with SFAS No. 112, “Employers’ Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).

Transaction Costs

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
Transaction costs	$2,752	$—	—%	$2,752	$—	—%
As a percentage of net sales	4.2%	—%		1.3%	—%

On March 21, 2005, we announced that we had entered into a definitive agreement with Avid Technology, Inc. (“Avid”) which provides for Avid to acquire us in a merger transaction whereby our shareholders would receive .0869 shares of Avid stock and $1.00 in cash for each Pinnacle share. We have incurred transaction costs of approximately $2.7 million, which include legal, investment banker, accounting and other fees associated with this transaction in the three months ended March 31, 2005. We expect these expenses will continue to be significant until completion of the transaction.

Legal Settlement

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
Legal settlement	$—	$—	—%	$(3,137)	$—	—%
As a percentage of net sales	—%	—%		(1.5)%	—%

During the nine months ended March 31, 2005, we settled the Athle-Tech litigation. As a result, we recorded a reduction of $3.1 million to our legal settlement accrual and a reduction to our legal settlement charge. As of March 31, 2005, the $16.9 million restricted cash was no longer restricted. We also made payments during the nine months ended March 31, 2005 related to the settlement. As of March 31, 2005, we had no legal settlement accrual. As of June 30, 2004, we had a total legal settlement accrual of $14.2 million. (See Note 8 of Notes to Condensed Consolidated Financial Statements).

In-Process Research and Development

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
In-process research and development costs	$—	$—	—%	$—	$2,193	(100.0)%
As a percentage of net sales	—%	—%		—%	1.0%

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

Interest and Other Income, Net

	Three Months Ended March 31,			Nine Months Ended March 31,
	2005	2004	% Change	2005	2004	% Change
Interest and other income	$610	$298	104.7%	$1,453	$897	62.0%
Interest expense on DES earnout settlement	—	—	—%	—	(2,050)	—%
Foreign currency remeasurement and transaction gain (loss)	(242)	593	(140.8)%	(177)	618	(128.6)%

Interest and other income, net	$368	$891	(58.7)%	$1,276	$(535)	338.5%

As a percentage of net sales	0.6%	1.1%		0.6%	(0.2)%

Interest and other income, net, consists primarily of interest income generated from our investments in money market funds, government securities and foreign currency remeasurement or transaction gains or losses. The decrease in interest and other income, net, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to foreign currency transaction losses due to the weakening of the U.S. dollar relative to other currencies, which were partially offset by interest from our higher cash, cash equivalents and marketable securities balances. The increase in interest and other income, net, in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to interest expense of $2.1 million we recorded during the nine months ended March 31, 2004 in connection with the DES earnout settlement. This increase was also attributable to interest from our higher cash, cash equivalents and marketable securities balances, which was partially offset by foreign currency transaction losses due to the weakening of the U.S. dollar relative to other currencies.

Income Tax Expense

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Income tax expense	$942	$1,114	(15.4)%	$2,854	$2,938	(2.9)%
As a percentage of net sales	1.4%	1.4%		1.3%	1.3%

Income taxes are comprised of state and foreign income taxes. We recorded a provision for income taxes from continuing operations of $0.9 million and $1.1 million for the quarters ended March 31, 2005 and 2004, respectively, primarily relating to income from our international subsidiaries. We recorded a provision for income taxes from continuing operations of $2.9 million for each of the nine months ended March 31, 2005 and 2004, respectively, primarily relating to income from our international subsidiaries. As of June 30, 2004, and March 31, 2005, we have provided a valuation allowance for our net U.S. deferred tax assets, as we are presently unable to conclude that all of the deferred tax assets are more likely than not to be realized. The American Jobs Creation Act of 2004 was signed into law October 22, 2004. We are currently evaluating the impact of such legislation on our consolidated financial position, results of operations or cash flows. At March 31, 2005, the related range of income tax effects cannot be reasonably estimated. We expect to complete our evaluation by the end of fiscal 2005.

Discontinued Operations

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Income (loss) from discontinued operations, net of taxes	$(1,426)	$699	(304.0)%	$(9,647)	$(7,591)	(27.1)%
Gain on sale of discontinued operations, net of taxes	7,964	—	—%	7,964	—	—%

Income (loss) from discontinued operations	$6,538	$699	835.3%	$(1,683)	$(7,591)	77.8%

As a percentage of net sales	10.0%	0.9%		(0.8)%	(3.4)%

Jungle KK

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported the results of operations and financial position of Jungle KK in discontinued operations within the consolidated statements of operations for the fiscal year ended June 30, 2004. Since we acquired Jungle KK on July 1, 2003 and subsequently sold Jungle KK on June 30, 2004, the results of operations for the three months and nine months ended March 31, 2004 for Jungle KK are reflected in discontinued operations. Since we sold Jungle KK on June 30, 2004, our consolidated balance sheets as of March 31, 2005 and June 30, 2004 do not include the financial position for Jungle KK. In addition, we have segregated the cash flow activity of Jungle KK from the consolidated statement of cash flows for the nine months ended March 31, 2004. The results of operations of Jungle KK were previously reported and included in the results of operations and financial position of our Business and Consumer segment.

Steinberg Media Technologies GmbH

On December 20, 2004, Pinnacle Systems GmbH, our wholly owned subsidiary, entered into a Share Purchase and Transfer Agreement with Yamaha Corporation (“Yamaha”) pursuant to which Yamaha agreed to acquire our Hamburg, Germany-based Steinberg audio software business for $28.5 million in cash. The transaction, which was subject to German regulatory approval, was completed on January 21, 2005.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported the results of operations of Steinberg in discontinued operations within the consolidated statements of operations for the three and nine months ended March 31, 2005 and March 31, 2004. We have reported the financial position of Steinberg as assets and liabilities of discontinued operations on the balance sheets as of June 30, 2004. In addition, we have segregated the cash flow activity of Steinberg from the statements of cash flows for the nine months ended March 31, 2005 and March 31, 2004. The results of operations of Steinberg were previously reported and included in the results of operations and financial position of our Business and Consumer segment.

Team Sports Division

On February 4, 2005, we sold the assets of our Lowell, Massachusetts-based Team Sports (“Sports”) operations to XOS Technologies, Inc. for $12.0 million in cash.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” we have reported the results of operations of Sports in discontinued operations within the consolidated statements of operations for the three and nine months ended March 31, 2005 and March 31, 2004. We have reported the financial position of Sports as assets and liabilities of discontinued operations on the balance sheet as of June 30, 2004. In addition, we have segregated the cash flow activity of Sports from the consolidated statements of cash flows for the nine months ended March 31, 2005 and March 31, 2004. The results of operations of Team Sports were previously reported and included in the results of operations and financial position of our Broadcast and Professional segment.

The results of discontinued operations for the three months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Steinberg	Sports	Total	Jungle	Steinberg	Sports	Total
Net sales	$1,258	$540	$1,798	$2,216	$5,760	$3,665	$11,641
Cost of sales	(232)	(250)	(482)	(1,376)	(2,511)	(1,535)	(5,422)
Operating expenses	(1,310)	(1,254)	(2,564)	(913)	(3,339)	(1,566)	(5,818)

Operating income (loss)	(284)	(964)	(1,248)	(73)	(90)	564	401
Interest and other income (expense), net	3	—	3	(23)	55	—	32

Income (loss) before income taxes	(281)	(964)	(1,245)	(96)	(35)	564	433
Income tax expense (benefit)	181	—	181	(48)	(218)	—	(266)

Income (loss) from operations of discontinued operations	(462)	(964)	(1,426)	(48)	183	564	699
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—
Income (loss) from discontinued operations	$4,114	$2,424	$6,538	$(48)	$183	$564	$699

The results of discontinued operations for the nine months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Nine Months Ended March 31, 2005			Nine Months Ended March 31, 2004
	Steinberg	Sports	Total	Jungle	Steinberg	Sports	Total
Net sales	$11,839	$5,313	$17,152	$5,673	$17,596	$9,977	$33,246
Cost of sales	(3,792)	(2,410)	(6,202)	(3,736)	(7,385)	(4,254)	(15,375)
Operating expenses	(8,399)	(12,239)	(20,638)	(2,231)	(24,226)	(3,826)	(30,283)

Operating income (loss)	(352)	(9,336)	(9,688)	(294)	(14,015)	1,897	(12,412)
Interest and other income (expense), net	53	—	53	(64)	68	—	4

Income (loss) before income taxes	(299)	(9,336)	(9,635)	(358)	(13,947)	1,897	(12,408)
Income tax expense (benefit)	12	—	12	(173)	(4,644)	—	(4,817)

Income (loss) from operations of discontinued operations	(311)	(9,336)	(9,647)	(185)	(9,303)	1,897	(7,591)
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—
Income (loss) from discontinued operations	$4,265	$(5,948)	$(1,683)	$(185)	$(9,303)	$1,897	$(7,591)

The current and non-current assets and liabilities of discontinued operations of Steinberg and Sports as of June 30, 2004, were as follows (in thousands):

	Steinberg	Sports	Total
Cash and cash equivalents	$2,240	$—	$2,240
Accounts receivable, net	1,198	5,230	6,428
Inventories	745	655	1,400
Prepaid expenses and other current assets	339	22	361

Current assets of discontinued operations	$4,522	$5,907	$10,429

Property and equipment, net	$909	$673	$1,582
Goodwill	14,062	16,337	30,399
Other intangible assets, net	7,458	—	7,458
Other assets	161	345	506

Long-term assets of discontinued operations	$22,590	$17,355	$39,945

Accounts payable	$371	$136	$507
Accrued and other liabilities	2,789	456	3,245
Deferred revenue	91	1,321	1,412

Current liabilities of discontinued operations	$3,251	$1,913	$5,164

Deferred income taxes	$1,972	$—	$1,972
Long-term liabilities	106	—	106

Long-term liabilities of discontinued operations	$2,078	$—	$2,078

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, and short-term marketable securities balances as of March 31, 2005 and June 30, 2004 are summarized as follows (in thousands):

	As of March 31, 2005	As of June 30, 2004
Cash and cash equivalents	$99,089	$59,059
Short-term marketable securities	34,340	10,955

Total cash and cash equivalents and short-term marketable securities	$133,429	$70,014

Cash and cash equivalents were $99.1 million as of March 31, 2005, compared to $59.1 million as of June 30, 2004. This increase of $40.0 million was primarily due to net cash received for the sale of Steinberg of $23.5 million and net cash received for the sale of the Team Sports division of $11.5 million. We have funded our operations to date through sales of equity securities, the exercise of employee stock options and employee stock purchase plans, as well as through cash flows from operations. Although we believe our existing cash, cash equivalents and cash flow anticipated to be generated by future operations will be sufficient to meet our operating requirements for the next twelve months, we may be required to seek additional financing within this period.

Our operating, investing and financing activities for the nine months ended March 31, 2005 and 2004 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2004	2003
Cash provided by operating activities of continuing operations	$20,048	$7,636
Cash provided by (used in) investing activities of continuing operations	9,953	(19,583)
Cash provided by financing activities of continuing operations	3,932	5,712

Operating Activities of Continuing Operations

Our operating activities of continuing operations generated cash of $20.0 million during the nine months ended March 31, 2005, compared to generating cash of $7.6 million during the nine months ended March 31, 2004.

Cash generated from operations of $20.0 million during the nine months ended March 31, 2005 was primarily attributable to the release of restricted cash for legal settlement and decreases in accounts receivable and inventories, which were partially offset by decreases in accounts payable and accrued and other liabilities.

Cash generated from operations of $7.6 million during the nine months ended March 31, 2004 was primarily attributable to an increase in accrued and other liabilities, an increase in deferred revenue and customer deposits and a decrease in accounts receivable, which were partially offset by an increase in inventories and by our negative operating cash flow after adjusting for non-cash items such as depreciation, amortization, provision for doubtful accounts, the loss on disposal of property and equipment, in-process research and development and the impairment of goodwill. As discussed in the section entitled “In-Process Research and Development” above, we recorded in-process research and development costs of $2.2 million during the nine months ended March 31, 2004, related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. As discussed in the section entitled “Impairment of Goodwill” above, we recorded an impairment charge of $6.0 million for goodwill during the nine months ended March 31, 2004.

Investing Activities of Continuing Operations

Our investing activities of continuing operations provided cash of $10.0 million during the nine months ended March 31, 2005 compared to consuming cash of $19.6 million during the nine months ended March 31, 2004.

Cash provided by investing activities of $10.0 million during the nine months ended March 31, 2005 was primarily due to the net cash received for the sale of Steinberg and the Team Sports division and the proceeds from the maturity of marketable securities, which was partially offset by the purchase of marketable securities and the purchase of property and equipment.

Cash consumed by investing activities of $19.6 million during the nine months ended March 31, 2004 was primarily due to cash payments for the acquisition of a 95% interest in Jungle KK in July 2003 and the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc. in July 2003. In addition, cash was consumed for the purchase of property and equipment and the purchase of marketable securities, which was partially offset by the proceeds from the maturity of marketable securities.

Financing Activities of Continuing Operations

Our financing activities generated cash of $3.9 million during the nine months ended March 31, 2005 compared to generating cash of $5.7 million during the nine months ended March 31, 2004. This decrease in cash generated from financing activities was primarily due to the change in offering periods from The 1994 Employee Stock Purchase Plan, which expired on August 24, 2004, and The 2004 Employee Stock Purchase Plan.

Cash generated from financing activities of $3.9 million during the nine months ended March 31, 2005 was due to the proceeds from the exercise of employee stock options and the purchase of our common stock through the employee stock purchase plan, or ESPP.

Cash generated from financing activities of $5.7 million during the nine months ended March 31, 2004 was due to the proceeds from the purchase of our common stock through the employee stock purchase plan, or ESPP, and the exercise of employee stock options.

Indemnification

From time to time, we agree to indemnify our customers against liability if our products infringe a third party’s intellectual property rights. As of March 31, 2005, we were not subject to any pending litigation alleging that its products infringe the intellectual property rights of any third parties.

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

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue and was $2.1 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. Royalty expense was $7.3 million and $4.4 million for the nine months ended March 31, 2005 and 2004, respectively.

Other Contractual Obligations

Our contractual obligations include operating lease obligations and purchase obligations for the procurement of materials that are required to produce our products for sale.

The impact that our contractual obligations as of March 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	$9,770	$1,326	$6,434	$1,587	$423
Purchase obligations	13,603	13,603	—	—	—

Total	$23,373	$14,929	$6,434	$1,587	$423

(1)	This represents the future minimum gross lease payments, which includes restructured facilities.

Foreign Exchange Contracts

At March 31, 2005, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$0.6	0.7741
British Pounds	2.2	0.5340
Japanese Yen	3.2	103.9113
Singapore Dollars	0.2	1.6508

Total	$6.2

All forward contracts have durations of less than one year. As of March 31, 2005, neither the cost nor the fair value of these forward contracts was material.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal year 2006, which ends September 30, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are currently evaluating the requirements of SFAS 123R and although we believe the impact to its financial statements will be in a similar range as the amounts presented in our pro forma financial results required to be disclosed under SFAS 123, we have not yet fully determined the impact on our consolidated financial statements.

FACTORS THAT COULD AFFECT FUTURE RESULTS

There are various factors that may cause our future net sales and operating results to fluctuate. As a result, quarter-to-quarter variations could result in a substantial decrease in the price of our common stock and, after the merger, the price of Avid common stock, if our net sales and operating results are below expectations.

Our net revenue and operating results have varied significantly in the past and may continue to fluctuate because of a number of factors, many of which are beyond our control. These factors include:

•	adverse changes in general economic conditions in any of the countries in which we do business;

•	increased competition and pricing pressure;

•	the timing of significant orders from and shipments to major customers, including OEMs and our large broadcast accounts;

•	our ability to retain, recruit and hire key executives, technical personnel and other employees in the positions and numbers, with the experience and capabilities and at the compensation levels that we need to implement its business and product plans;

•	the timing and customer acceptance of our new products and upgrades;

•	the timing of customer acceptance on large system sales;

•	our success in developing, marketing and shipping new products;

•	our dependence on the distribution channels through which our products are sold;

•	the accuracy of our and our resellers’ forecasts of end-user demand;

•	the accuracy of inventory forecasts;

•	our ability to obtain sufficient supplies from our subcontractors on a timely basis;

•	the timing and level of consumer product returns;

•	foreign currency fluctuations;

•	our ability to integrate the operations of acquired businesses successfully and to retain the customers of acquired businesses;

•	delays and significantly higher costs associated with integrating the operations of acquired businesses than we anticipated;

•	failure to realize expected benefits from the disposition of non-core businesses and the distraction to our management associated with such dispositions;

•	the discontinuation or sale of businesses resulting from our restructuring plans;

•	excess or obsolete inventories;

•	overdue or uncollectible accounts receivables;

•	the introduction of new products by major competitors;

•	intellectual property infringement claims by or against us; and

•	changes to business terms and conditions with our large broadcast customers.

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

Our operating expense levels are based, in part, on our expectations of future revenue. Such future revenue levels are difficult to forecast. Any shortfall in our quarterly net sales would have a disproportionate, negative impact on our quarterly net income. The resulting quarter-to-quarter variations in our sales and operating results could create uncertainty about the direction or progress of our business, which could cause a decline in the price of our common stock or, after the merger, a decline in the price of Avid common stock.

Due to these factors, our future net sales and operating results are not predictable with any significant degree of accuracy. As a result, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and should not be relied upon as indicators of future performance.

If we do not compete effectively against other companies for our target customers, our business and operating results will be harmed.

We compete in the broadcast, professional, business and consumer video production business. Each of these businesses is highly competitive and diverse, and the technologies for our products can change rapidly. The competitive nature of these businesses results in pricing pressure and drives the need to incorporate product upgrades and accelerate the release of new products. New products are introduced frequently and existing products are continually enhanced. We anticipate increased competition in the broadcast, professional, business and consumer video production businesses, particularly since the industry continues to undergo a period of rapid technological change and consolidation. Competition for our broadcast, professional, business and consumer video products is generally based on:

•	product performance;

•	breadth of product line;

•	quality of service and support;

•	market presence and brand awareness;

•	price; and

•	ability of competitors to develop new, higher performance, lower cost consumer video products.

Certain competitors in the broadcast, professional, business and consumer video businesses have larger financial, technical, marketing, sales and customer support resources, greater name recognition and larger installed customer bases than we do. In addition, some competitors have established relationships with our current and potential customers, and offer a wide variety of video equipment that can be bundled in certain large system sales.

Our principal competitors for broadcast and professional customers include:

•	Adobe Systems, Inc.

•	Avid (prior to the proposed merger)

•	Chyron Corporation

•	Leitch Technology Corporation

•	Matsushita Electric Industrial Co. Ltd.

•	Quantel Ltd.

•	SeaChange Corporation

•	Sony Corporation

•	Thomson S.A.

Our principal competitors for business and consumer customers include:

•	Adobe Systems, Inc.

•	Apple Computer Inc.

•	Avid (prior to the proposed merger)

•	Hauppauge Digital, Inc.

•	Matrox Electronics Systems, Ltd.

•	Microsoft Corporation

•	Roxio, Inc.

•	Sonic Solutions

•	Sony Corporation

•	Ulead Systems, Inc.

The preceding lists are not all-inclusive.

Increased competition in the business for broadcast, professional, business or consumer customers could result in price reductions, reduced margins and loss of market share. If we cannot compete effectively for these customers by offering products that are comparable in functionality, ease of use and price to those of our competitors, our revenue will decrease and our operating results will be adversely affected.

We incurred losses in fiscal year 2004 and the first three quarters of fiscal year 2005 and may generate a loss in the fourth quarter of fiscal year 2005.

In our fiscal year ended June 30, 2004, we recorded a net loss of approximately $54.2 million, which included acquisition-related amortization charges, in-process research and development costs related to the acquisition of certain assets of SCM Microsystems, Inc. and Dazzle Multimedia, Inc., restructuring costs, goodwill and other acquisition-related intangible asset impairment charges, interest expense related to the DES earnout settlement, and a loss from discontinued operations.

We incurred net losses of $9.9 million, $6.9 million and $0.6 million during the first, second and third quarters of our fiscal year ending June 30, 2005, respectively, and may incur a net loss during the fourth quarter of fiscal year 2005. In the future, our operating results and the price of our common stock may decline if economic conditions deteriorate, our revenue grows at a slower rate than in the past or declines, our expenses increase without a commensurate increase in our revenue, or we take any additional restructuring charges or charges related to the sale of assets.

The sale of our Steinberg and Sports businesses may not result in the anticipated benefits for our operating results or shareholders.

On January 21, 2005, we completed the sale of our Steinberg audio software business to Yamaha Corporation for $28.5 million in cash. On February 4, 2005, we completed the sale of our Sports business for $12.0 million in cash. We believe that the sale of these businesses will enable management to focus on our core businesses where operating initiatives may result in greater growth of our revenue and operating results. However, since many of our costs, such as corporate infrastructure costs, are fixed, particularly in the short term, the sale of these businesses will not result in significant cost reductions immediately. Therefore, because the revenue that these businesses generated historically will not be repeated in future periods, our operating results will be adversely affected until our costs are reduced or revenue that we derived from our Steinberg and Sports products is replaced by revenue from our remaining businesses.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent registered public accounting firm addressing this assessment. During the course of our testing, we have in the past identified, and may in the future identify, deficiencies which, despite the devotion of significant resources and management attention, we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.

Moreover, the process of documenting and testing our internal control procedures is more costly and challenging and requires additional management resources due to the fact that we are relying on outside consultants and have international operations, particularly in Germany. It is also difficult for management to predict how long it will take to complete the assessment of the effectiveness of the Company’s internal controls over financial reporting, which heightens the risk of unexpected delays in completing the project on a timely basis. We face additional challenges to our ability to satisfy the requirements of the Sarbanes-Oxley Act in a timely manner due to the pending merger with Avid, the completion of which is consuming significant resources and management and staff attention, particularly in our finance department. In addition, since the announcement of the merger we have experienced an increased number of employee departures, particularly in our finance and accounting department.

In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act or our independent registered public accounting firm may not be able to render an unqualified opinion concerning our assessment and the effectiveness of the internal controls over financial reporting. If we fail to achieve and maintain an effective internal control environment or our independent registered public accounting firm is unable to render an unqualified opinion, it could have a material adverse effect on investor confidence in our reported financial information, business and stock price.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could seriously harm our business.

If certain of our key senior management and technical personnel leave or are no longer able to perform services for us, this could materially and adversely affect our business and may result in certain payments to those managers. We have entered into change of control severance agreements with certain executive officers that could result in the payment of certain benefits if management changes trigger benefits in accordance with those agreements. In the past we have failed to retain key senior management and may do so in the future. We believe that the efforts and abilities of our senior management and key technical personnel are very important to our continued success. As a result, our success is dependent upon our ability to attract and retain qualified technical and managerial personnel. We may not be able to retain our key technical and managerial employees or attract, assimilate and retain such other highly qualified technical and managerial personnel as are required in the future. Also, employees may leave and subsequently compete against us, or contractors may perform services for our competitors.

We have recently experienced key personnel changes, which could harm our business.

We have recently experienced several personnel changes, particularly within our finance and accounting department. For example, during fiscal year 2005, Arthur D. Chadwick resigned from his position as our Senior Vice President Finance and Administration and Chief Financial Officer. In addition, an accounting director and our Director of Audit Services resigned during fiscal year 2005. We believe that the efforts and abilities of our senior finance personnel are very important to our continued success and our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act. For example, Mary Dotz was appointed as our Senior Vice President and Chief Financial Officer, effective January 17, 2005. Ms. Dotz replaced Suzy Seandel, who served as our Interim Chief Financial Officer since October 2004. Ms. Seandel will continue to serve as our Vice President of Finance and Accounting. In addition, key sales personnel in Europe and the U.S. have recently resigned. Our future success is dependent upon our ability to attract new and retain existing qualified finance and sales personnel. We may not be able to retain our key finance and sales employees or attract, assimilate and retain such other highly qualified personnel as are required in the future, which could materially and adversely affect our business. If we lose the services of either Ms. Dotz or Ms. Seandel or are unable to recruit qualified new personnel to replace recent departures in the finance and accounting department, our business could be adversely affected.

In the past, we have recognized a substantial portion of our revenue in the last month or weeks of a given quarter and may do so again in future quarters.

Our sales were relatively even throughout the first, second and third quarters of fiscal year 2003 and the second, third and fourth quarters of fiscal year 2004. However, during the fourth quarter of fiscal year 2003, the first quarter of fiscal year 2004, and the first, second and third quarters of fiscal year 2005, we recognized a substantial portion of our revenue in the last month or weeks of the quarter, and our revenue depended substantially on orders booked during the last month or weeks of the quarter. We may recognize a substantial portion of our revenue in the last month or weeks of future quarters. This makes it difficult for us to accurately predict total sales for the quarter until late in the quarter. If certain sales cannot be closed during those last weeks, sales may be recognized in subsequent quarters. This may cause our quarterly revenue to fall below analysts’ expectations.

Since we derive a large portion of our sales from foreign countries, we are subject to the risks of changing economic conditions throughout the world and foreign currency risks.

During the nine months ended March 31, 2005, sales of our products by geographic region were comprised of the following: approximately 53.1% of sales from Europe, 32.9% of sales from the Americas, 9.9% of sales from Asia Pacific and 4.1% of sales from Japan. Because we expect that international sales will continue to represent a significant portion of our net sales, we are subject to the risks of changing economic conditions in other countries around the world, which may harm our future international sales and, consequently, our business. In addition, we make foreign currency denominated sales in many, primarily European, countries. This exposes us to risks associated with currency exchange fluctuations. We expect that in fiscal year 2005 and beyond, a majority of our European sales will continue to be denominated in local currencies, primarily the Euro. We have developed natural hedges for some of this risk since most of the European operating expenses are also denominated in local currency. As these local currencies, and especially the Euro, fluctuate in value against the U.S. dollar, our sales, cost of sales, expenses and income may fluctuate when converted into U.S. dollars. While we attempt to minimize these foreign exchange exposures by taking advantage of natural hedge opportunities and by continually assessing the need to use foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency exposures, our operational structure is such that fluctuations in foreign exchange rates can impact and cause fluctuations in our sales, cost of sales, expenses, income and cash balances.

Our international presence and significant foreign operations may subject us to additional risks and governmental regulation.

Since we conduct business internationally, with sales to foreign jurisdictions representing a significant portion of our operations, we may be subject to the following risks:

•	unexpected changes in regulatory requirements;

•	export license requirements;

•	restrictions and controls on the export of critical technology;

•	political instability;

•	trade restrictions;

•	changes in tariffs;

•	difficulties in staffing and managing international operations; and

•	potential insolvency of international dealers and difficulty in collecting accounts.

In addition, we have significant operations in Europe, where a large number of engineers for our consumer division reside. Our management, which is principally located in the United States, may experience difficulty managing geographically disparate operations such as in Europe, and may encounter challenges with respect to managing foreign workforces, nationalizing foreign assets, including intellectual property, and developing software in multiple foreign languages.

If our products do not keep pace with the technological developments in the rapidly changing video production industry, our business may be materially adversely affected.

The video production industry is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. For example, the broadcast business is currently undergoing a transition from tape-based systems to information technology-based systems. Demand for our products may decrease if this transition slows or if we are unable to adapt to the next generation of industry standards. In addition, our future growth will depend, in part, upon our ability to introduce new features and increased functionality for our existing products, improve the performance of existing products, respond to our competitors’ new product offerings and adapt to new industry standards and requirements. Delays in the introduction or shipment of new or enhanced products, our inability to timely develop and introduce such new products, the failure of such products to gain significant customer acceptance or problems associated with new product transitions could materially harm our business, particularly on a quarterly basis.

We are critically dependent on the successful introduction, customer acceptance, manufacture and sale of new products that offer our customers additional features and enhanced performance at competitive prices. Once a new product is developed, we must rapidly commence volume production. This process requires accurate forecasting of customer requirements and attainment of acceptable manufacturing costs. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products to minimize disruption in customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. In addition, as is typical with any new product introduction, quality and reliability problems may arise. Any such problems could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service warranty costs and limited customer acceptance of the product.

We are dependent on contract manufacturers and single or limited source suppliers for our components. If these manufacturers and suppliers do not meet our demand, either in volume or quality, our business and financial condition could be materially harmed.

We rely on subcontractors to manufacture our professional and consumer products and the major subassemblies of our broadcast products. We are our manufacturing subcontractors are dependent upon single or limited source suppliers for a number of components and parts used in our products, including certain key integrated circuits. Our strategy to rely on subcontractors and single or limited source suppliers involves a number of significant risks, including:

•	loss of control over the manufacturing process;

•	potential absence of adequate manufacturing capacity;

•	potential delays in lead times;

•	unavailability of certain process technologies;

•	reduced control over delivery schedules, manufacturing yields, quality and cost; and

•	unexpected increases in component costs.

As a result of these risks, the financial stability of, and our continuing relationships with, our subcontractors and single or limited source suppliers are important to our success. If any significant subcontractor or single or limited source supplier becomes unable or unwilling to continue to manufacturing these subassemblies or providing critical components in required volumes, we will have to identify and qualify acceptable replacements or redesign our products with different components. Additional sources may not be available and product redesign may not be feasible on a timely basis. This could materially harm our business. Any extended interruption in the supply of or increase in the cost of the products, subassemblies or components manufactured by third party subcontractors or suppliers could materially harm our business.

We may be adversely affected if we become subject to intellectual property disputes or litigation.

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

In the course of business, we have received communications asserting that our products infringe patents or other intellectual property rights of third parties. We are currently investigating the factual basis of such communications and will respond accordingly. It is likely that, in the course of our business, we will receive similar communications in the future. While it may be necessary or desirable in the future to obtain licenses relating to one or more of our products, or relating to current or future technologies, we may not be able to do so on commercially reasonable terms, or at all. These disputes may not be settled on commercially reasonable terms and may result in long and costly litigation. In the event there is a successful claim of patent infringement against us requiring us to pay royalties to a third party and we fail to develop or license a substitute technology, our business, operating results or financial condition could be materially adversely affected. In cases where we may choose to avoid litigation and agree to certain royalty terms, the payment of those royalties could have a material impact on our financial results. The magnitude of such royalties would be even higher if they pertained to intellectual property contained within our consumer products since the volume and numbers of consumer products sold by us have increased significantly during the last few years.

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

We must protect our proprietary technology and operate without infringing the intellectual property rights of others. We rely on a combination of patent, copyright, trademark and trade secret laws and other intellectual property protection methods to protect our proprietary technology. In addition, we generally enter into confidentiality and nondisclosure agreements with our employees and OEM customers and limits access to, and distribution of, our proprietary technology. These steps may not adequately protect our proprietary information or give us any competitive advantage. Others may independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets. Additionally, policing the unauthorized use of our proprietary technology is costly and time-consuming, and software piracy can be expected to be a persistent problem. If we are unable to protect our intellectual property, our business could be materially harmed.

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

Also, since these distribution channels exist between us and the actual market, we may not be able to gauge current demand for products accurately and anticipate demand for newly introduced products. For example, dealers may place large initial orders for a new product based on their forecasted demand, which may or may not materialize.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As modified by SEC Release 2005-57, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005. We are required to adopt SFAS 123R for fiscal year 2006, beginning July 1, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. As a result, beginning on July 1, 2005, we will be required to record an expense for our stock-based compensation plans using the fair value method as described in SFAS 123R, which could significantly increase our net loss.

Compliance with new rules and regulations concerning corporate governance may be costly and time consuming.

The Sarbanes-Oxley Act requires, among other things, that companies adopt new corporate governance measures and impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for board of directors and audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

Our goodwill and other intangible assets may become impaired, rendering their carrying amounts unrecoverable, and, as a result, we may be required to record a substantial impairment charge that would adversely affect our financial position.

In accordance with Financial Accounting Standards Board Statement No. 142, “Goodwill and Intangibles,” or SFAS No. 142, we evaluate, on an annual basis, or whenever significant events or changes occur in our business, whether our goodwill has been impaired. We have chosen the first quarter of each fiscal year, which ends on September 30, as the period of the annual impairment test.

In the quarter ended December 31, 2004, certain events triggered an interim impairment analysis of goodwill as required by SFAS No. 142. As a result, in the quarter ended December 31, 2004, we concluded that our goodwill was impaired and recorded a goodwill impairment charge of $1.3 million for one of our reporting units during the quarter ended December 31, 2004.

If we determine that our goodwill has been impaired in future quarters, we will be required to record impairment charges that may be substantial and would adversely affect our financial position and operating results.

We may need additional capital in the future to support our growth, and such additional funds may not be available to us.

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

If we need additional capital in the future, we may seek to raise additional funds through public or private financing, or other arrangements. Any additional equity or debt financing may be dilutive to our existing shareholders or have rights, preferences and privileges senior to those of our existing shareholders. If we raise additional capital through borrowings, the terms of such borrowings may impose limitations on how our management may operate the business in the future. Our failure to raise capital on acceptable terms when needed could prevent us from developing our products and business.

We have made use of a device to limit the possibility that we are acquired, which may mean that a transaction that shareholders are in favor of or are benefited by may be prevented.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by our shareholders. To date, our board of directors has designated 25,000 shares as Series A participating preferred stock in connection with our anti-takeover plan. The issuance of preferred stock under certain circumstances could have the effect of delaying or preventing an acquisition of our company or otherwise adversely affecting the rights of our shareholders. The anti-takeover plan may have the effect of rendering more difficult or discouraging an acquisition of our company which is deemed undesirable by our board of directors. The anti-takeover plan may cause substantial dilution to a person or group attempting to acquire our company on terms or in a manner not approved by our board of directors, except pursuant to an offer conditioned on the negation, purchase or redemption of the rights issued under the anti-takeover plan. While our board of directors has amended its anti-takeover plan to permit the Avid merger and the other transactions contemplated by the merger agreement without triggering any distribution or adverse event under the anti-takeover plan, the anti-takeover plan may nonetheless limit the possibility for other transactions that our shareholders may favor or by which they may be benefited.

RISKS RELATING TO THE MERGER

Because our shareholders will receive a fixed ratio of 0.0869 of a share of Avid common stock plus $1.00 in cash for each share of our common stock at the closing of the merger, if Avid’s stock price decreases for any reason, our shareholders will receive less value for our common stock.

At the closing of the merger, each share of our common stock will be converted in accordance with a fixed exchange ratio into the right to receive 0.0869 of a share of Avid common stock and $1.00 in cash. Accordingly, while the cash portion of the exchange ratio will not fluctuate, the then-current dollar value of Avid common stock that our shareholders will receive upon the completion of the merger will depend entirely upon the market value of Avid common stock at the time the merger is completed, which may be lower than the closing price of Avid common stock on the last full trading day preceding the public announcement of the merger, the last full trading day prior to the date of this joint proxy statement/prospectus or the date of Avid’s annual meeting and our special meeting. Moreover, the completion of the merger may occur some time after approvals from the Avid stockholders and our shareholders have been obtained. The market price of Avid common stock has experienced volatility in the past, with a trading high of $68.35 and low of $40.90 on the Nasdaq National Market between January 1, 2004 and the date of this joint proxy statement/prospectus, and neither Avid nor our company can predict or give any assurances as to the market price of Avid common stock at any time before or after the completion of the merger. Neither Avid nor our company may unilaterally terminate or renegotiate the merger agreement solely because of changes in the market price of Avid common stock or our common stock. Any reduction in the price of Avid common stock will result in our shareholders receiving less value in the merger at closing.

If the fair market value of Avid common stock at the effective time is below approximately $47 per share, the merger will not qualify as a reorganization and the holders of our common stock will recognize taxable gain or loss for U.S. federal income tax purposes on the entire portion of merger consideration received.

The parties intend that the merger qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. However, one of the requirements for a reorganization will not be satisfied, and the merger will not qualify as a reorganization, if the fair market value of Avid common stock at the effective time is below approximately $47 per share, assuming that the number of outstanding shares of our common stock at the effective time of the merger is the same as the number of outstanding shares of our common stock on May 3, 2005 and that none of our shareholders exercise dissenters’ rights. If our shareholders exercise dissenters’ rights, even if the fair market value of Avid common stock is above approximately $47 per share, the merger may not qualify as a reorganization. If the merger does not qualify as a reorganization, the holders of our common stock will recognize taxable gain or loss for U.S. federal income tax purposes on the entire portion of merger consideration received.

Avid may face challenges in integrating Avid and our company and, as a result, may not realize the expected benefits of the proposed merger.

The successful integration of Avid and our company will require, among other things, integration of our operations, policies and personnel into Avid. Avid may not achieve successful integration in a timely manner, or at all, and Avid may not realize the benefits and synergies of the merger to the extent, or in the timeframe, anticipated. The diversion of the attention of Avid’s management and any difficulties encountered in the process of combining the companies could cause disruption of the activities of the combined company’s business. The inability to integrate the operations, policies and personnel of Avid and our company successfully, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the merger and, as a result, on the market price of Avid common stock.

Customer, supplier, distributor and partner uncertainty about the merger or diversion of the attention of our management could harm the combined company, or the respective businesses of Avid and our company whether or not the merger is completed.

Existing or potential customers of Avid or our company may, in response to the announcement or consummation of the merger, delay or defer their purchasing decisions. In addition, customers and prospective customers could choose not to purchase their respective products or to reduce or eliminate current products because of perceived or actual conflicts of interest or doubts about the combined company’s ability to provide products in a satisfactory manner. Furthermore, Avid and our respective suppliers, distributors and partners may experience uncertainty about their future relationship with the combined company and may limit their involvement with either company until or after the merger is completed. As a result, revenues that may have ordinarily been received by Avid or our company may be delayed or not earned at all. Additionally, the diversion of the attention of our management due to the merger and developments relating to the merger could cause disruption in our business harming our company or the combined company whether or not the merger is completed.

The merger could cause us to lose key personnel, which could adversely affect our business.

As a result of our change in ownership, current and prospective employees could experience uncertainty about their future roles within Avid. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel. Any failure to attract or retain key personnel could have a material adverse effect on our business or the combined company.

Obtaining required approvals and satisfying closing conditions or other developments may delay or prevent completion of the merger.

Completion of the merger is conditioned upon Avid and us obtaining required approvals and satisfying closing conditions, including:

•	approval by our shareholders of the terms of the merger;

•	approval by Avid stockholders of an amendment to Avid’s certificate of incorporation to increase the number of authorized shares of Avid common stock from 50,000,000 to 100,000,000;

•	Avid and our company receiving all material governmental authorizations, consents, orders and approvals, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Act; and

•	Avid and our company obtaining all other necessary approvals under applicable antitrust laws, except with respect to jurisdictions in which neither Avid nor our company derives significant sales.

The requirement for certain governmental approvals could delay the completion of the merger for a significant period of time after Avid stockholders have approved the amendment to Avid’s certificate of incorporation at Avid’s annual meeting and after our shareholders have approved the terms of the merger at our special meeting. No assurance can be given that these approvals will be obtained or that the required conditions to closing will be satisfied. Even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. Any significant delay in obtaining required approvals and satisfying closing conditions or other developments relating to the merger may result in continued uncertainty about our business with respect to our customers, suppliers, distributors and partners, could cause continued distraction to management or could otherwise increase the risk of the merger not occurring.

As a result of the merger, Avid will be a substantially larger and broader organization, and if Avid’s senior executive team is unable to manage the combined company, its operating results will suffer.

As a result of the merger, Avid will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to develop appropriate systems, policies, benefits and compliance programs. The inability to manage the organization of the combined company effectively could have a material adverse effect on the combined company after the merger and, as a result, on the market price of Avid common stock.

Failure to complete the merger may result in Avid or our company paying a termination fee to the other. Such a failure could also result in a decrease in the market price of Avid common stock or our common stock and cause each company to incur legal and accounting fees.

If the merger is not completed, Avid and our company may be subject to a number of material risks, including:

•	either us or Avid may be required, under some circumstances, to pay the other a termination fee of $15,000,000;

•	the market price of Avid common stock or our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	both companies may experience a negative reaction to the termination of the merger from customers, suppliers, distributors or partners of each company; and

•	Avid and our respective costs incurred related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed.

If the merger agreement is terminated and our board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to pay a price equivalent to or more attractive than the price Avid has agreed to pay in the merger.

Avid may face challenges associated with sales of home video editing and viewing products to consumers.

A significant portion of our revenues are derived from sales of its home video editing and viewing products to consumers. The market for these products is highly competitive, and Avid expects to face price-based competition from competitors selling products similar to our consumer products. Personnel from Avid’s M-Audio business have experience in the consumer channel, but Avid’s experience in consumer video is limited. In addition, sales of consumer electronics and software increase in the second half of the year, reaching their peak during the year-end holiday season. As a result, to the extent that following the merger a larger percentage of Avid’s revenues are from the consumer channel, Avid expects to experience greater seasonality in its revenues.

If our shareholders sell the Avid common stock received in the merger immediately, they could cause a decline in the market price of Avid common stock.

Avid’s issuance of common stock in the merger will be registered with the Securities and Exchange Commission. As a result, those shares will be immediately available for resale in the public market, except that shares issued to our shareholders and option holders who are affiliates of our company before the merger or who become affiliates of Avid after the merger will be subject to transfer restrictions under the federal securities laws. The number of shares of Avid common stock to be issued to our shareholders and option holders in connection with the merger and immediately available for resale will equal approximately 15% of the number of outstanding shares of Avid common stock currently in the public market. Our shareholders and option holders may sell the stock they receive immediately after the merger. If this occurs, or if other holders of Avid common stock sell significant amounts of Avid common stock immediately after the merger is completed, the market price of Avid common stock may decline.

Some of the executive officers and directors of our company have conflicts of interest that may have influenced them to support or approve the merger.

Some of the executive officers and directors may have been influenced to approve the merger because of arrangements that provide them with interests in the merger that are different from, or in addition to, the interests of our shareholders generally in the merger. For example, as a result of the merger or other triggering events, our company or the combined company could be obligated to make cash severance and restricted stock unit payments to certain executive officers that, without giving effect to tax gross-up payments, could total a maximum of approximately $4.7 million assuming certain restricted stock units are valued at $4.55 per share, the closing price of our stock on April 28, 2005. See the section entitled “The Merger - Interests of Certain Persons in the Merger” in the Registration Statement on Form S-4 (Reg. No. 333-124475) filed by Avid with the Securities and Exchange Commission on April 29, 2005. Our board of directors was aware of and took into account these arrangements when it approved the merger.

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

In the nine months ended March 31, 2005, we entered into forward exchange contracts to hedge foreign currency exposures of our foreign subsidiaries, including one intercompany loan and other intercompany accounts. In the nine months ended March 31, 2005, foreign currency transaction losses from the forward contracts substantially offset losses and gains recognized on intercompany loans and accounts. These contracts are not designated as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and are marked to market through the statement of operations each period, offsetting the gains or losses on the remeasurement.

At March 31, 2005, we had the following outstanding forward foreign exchange contracts to exchange foreign currency for U.S. dollar (in millions, except for weighted average exchange rates):

Functional Currency	Notional Amount	Weighted Average Exchange Rate per US $
Euro	$0.6	0.7741
British Pounds	2.2	0.5340
Japanese Yen	3.2	103.9113
Singapore Dollars	0.2	1.6508

Total	$6.2

All forward contracts have durations of less than one year. As of March 31, 2005, neither the cost nor the fair value of these forward contracts was material.

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

Since March 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls. Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, during this process we have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address or remediate issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404, as of June 30, 2005. As a result, we expect to continue to make improvements in our internal control over financial reporting.

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

We believed that we were entitled to indemnification by the former shareholders of DES and Montage and had previously held back cash and stock to satisfy one of the former shareholder’s obligations and stock to satisfy the indemnification obligations of two other former shareholders. After entering into the settlement agreement with Athle-Tech, we calculated the indemnification amounts owed by each of the former shareholders, returned a portion of cash to one shareholder, and issued 229,891 shares (in total) to the other two shareholders. We recently received a communication from one of the former shareholders of DES and Montage who believes he is entitled to indemnification by Pinnacle as a result of Pinnacle’s settlement of the Alth-Tech Claim. We are currently investigating the claim made in the communication and have not yet reached a conclusion regarding whether the shareholder is entitled to indemnification or a reasonable estimate of the amount and range of loss, if any. As a result, we are unable to determine whether an unfavorable outcome in this matter could have a material adverse impact on our results of operations and financial position.

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

As a result of the settlement of both the Athle-Tech Claim and the 2004 Athle-Tech Claim, we recorded a reduction of $3.1 million to our legal settlement accrual and a reduction to our legal settlement charge during the three months ended March 31, 2005. We made payments during the nine months ended March 31, 2005 related to the settlement. As of March 31, 2005 and June 30, 2004, we had a total legal settlement accrual of $0 million and $14.2 million, respectively.

From time to time, in addition to those matters identified above, we are is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, as well as claims relating to commercial, employment and other matters. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

ITEM 6. EXHIBITS

Exhibits

Number	Description
10.81	Offer Letter and Employment Agreement by and between the Company and Scott E. Martin dated April 6, 2004.

10.82	Change of Control Severance Agreement by and between the Company and Scott E. Martin dated May 10, 2004.

10.83	Stock Unit Agreement by and between the Company and Patti S. Hart dated February 18, 2005.

10.84	Retention Bonus Agreement by and between the Company and Scott E. Martin dated March 18, 2005.

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

	By:	/S/ PATTI S. HART
Date: May 10, 2005	Name:	Patti S. Hart
	Title:	President and Chief Executive Officer

	By:	/S/ MARY DOTZ
Date: May 10, 2005	Name:	Mary Dotz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
10.81	Offer Letter and Employment Agreement by and between the Company and Scott E. Martin dated April 6, 2004.

10.82	Change of Control Severance Agreement by and between the Company and Scott E. Martin dated May 10, 2004.

10.83	Stock Unit Agreement by and between the Company and Patti S. Hart dated February 18, 2005.

10.84	Retention Bonus Agreement by and between the Company and Scott E. Martin dated March 18, 2005.

31.1	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2	Certifications of Chief Financial Officer under Rule 13a–14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)