Form 10-Q/A
period 2005-03-31
PINNACLE SYSTEMS INC
filed 2005-06-07
CIK 774695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A to the Pinnacle Systems, Inc. (“the Company”) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Original Filing”), initially filed with the Securities and Exchange Commission on May 10, 2005, is being filed to:

•	reclassify restricted cash as of June 30, 2004 to long-term assets of discontinued operations;

•	reclassify accrued legal judgment as of June 30, 2004 to current liabilities of discontinued operations;

•	reclassify legal settlement for the nine months ended March 31, 2005 to income from discontinued operations; and

•	reclassify interest expense on DES earnout settlement for the nine months ended March 31, 2004 to loss from discontinued operations.

Subsequent to the filing of the Original Filing, the Company determined that the lawsuits referred to as the “Athle-Tech Claim” and the “2004 Athle-Tech Claim” in Note 8 of the Original Filing related solely to the operations of its Team Sports division, the assets of which the Company sold on February 4, 2005. Therefore, the assets and liabilities related to the lawsuit should be reported on the condensed consolidated balance sheets as assets and liabilities of discontinued operations and the results of operations related to the lawsuit should be reported as income (loss) from discontinued operations on the condensed consolidated statements of operations. In addition, the cash flow activity related to the lawsuit should be reported as cash flows from discontinued operations on the condensed consolidated statements of cash flows.

The resulting restatement adjustments made in this Form 10Q/A increased operating loss, loss from continuing operations before income taxes and loss from continuing operations by $3.1 million for the nine months ended March 31, 2005 and increased income from discontinued operations, net of taxes by $3.1 million for the nine months ended March 31, 2005. In addition, the loss from continuing operations before income taxes and loss from continuing operations decreased by $2.1 million for the nine months ended March 31, 2004 and loss from discontinued operations, net of taxes increased by $2.1 million for the nine months ended March 31, 2004. Restricted cash and the accrual for the settlement of the Athle-Tech claim were reclassified on the condensed consolidated balance sheet to discontinued operations as of June 30, 2004. For a more detailed description of these matters, see Note 2, “Reclassifications” to the accompanying condensed consolidated financial statements and the section entitled “Reclassifications” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q/A.

This Form 10-Q/A includes the Original Filing in its entirety for the convenience of the reader. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I and Item 1 of Part II of the Original Filing and no other material information in the Original Filing is amended herein. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32, respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	March 31, 2005	June 30, 2004
		As Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$99,089	$59,059
Marketable securities	34,340	10,955
Accounts receivable, less allowances for doubtful accounts and returns of $3,167 and $8,352 as of March 31, 2005, and $3,815 and $7,717 as of June 30, 2004, respectively	30,876	37,941
Inventories	27,876	45,762
Prepaid expenses and other current assets	5,673	8,366
Current assets of discontinued operations	—	10,429

Total current assets	197,854	172,512

Property and equipment, net	12,945	15,641
Goodwill	43,440	42,874
Other intangible assets, net	6,324	8,840
Other assets	7,433	7,283
Long-term assets of discontinued operations	—	56,795

	$267,996	$303,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,877	$17,776
Accrued and other liabilities	37,250	41,548
Deferred revenue	13,736	12,497
Current liabilities of discontinued operations	—	19,364

Total current liabilities	64,863	91,185

Restructuring liabilities, less current portion	822	—
Long-term liabilities of discontinued operations	—	2,078

Total liabilities	65,685	93,263

Shareholders’ equity:
Preferred stock, no par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, no par value; authorized 120,000 shares; 70,102 and 68,839 issued and outstanding as of March 31, 2005 and June 30, 2004, respectively	380,835	375,550
Accumulated deficit	(186,892)	(169,487)
Accumulated other comprehensive income	8,368	4,619

Total shareholders’ equity	202,311	210,682

	$267,996	$303,945

(1)	See Note 2, “Reclassifications” of the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data; unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
			As Restated (1)
Net sales	$65,237	$82,098	$212,568	$220,763

Costs and expenses:
Cost of sales	35,802	44,517	118,206	130,180
Engineering and product development	7,376	9,639	24,036	27,591
Sales, marketing and service	18,508	21,489	55,420	61,821
General and administrative	6,705	6,032	19,984	17,567
Amortization of other intangible assets	848	869	2,544	3,883
Impairment of goodwill	—	—	1,310	5,950
Restructuring costs (reversal)	(175)	320	5,597	3,640
Transaction costs	2,752	—	2,752	—
In-process research and development	—	—	—	2,193

Total costs and expenses	71,816	82,866	229,849	252,825

Operating loss	(6,579)	(768)	(17,281)	(32,062)
Interest and other income, net	368	891	1,276	1,515

Income (loss) from continuing operations before income taxes	(6,211)	123	(16,005)	(30,547)
Income tax expense	942	1,114	2,854	2,938

Loss from continuing operations	(7,153)	(991)	(18,859)	(33,485)
Income (loss) from discontinued operations, net of taxes	6,538	699	1,454	(9,641)

Net loss	$(615)	$(292)	$(17,405)	$(43,126)

Loss per share from continuing operations:
Basic and diluted	$(0.10)	$(0.01)	$(0.27)	$(0.50)

Income (loss) per share from discontinued operations:
Basic and diluted	$0.09	$0.01	$0.02	$(0.15)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.25)	$(0.65)

Shares used to compute net loss per share:
Basic	69,942	68,108	69,498	66,526

Diluted	70,247	69,895	69,803	66,526

(1)	See Note 2, “Reclassifications” of the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to unaudited condensed consolidated financial statements.

PINNACLE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended March 31,
	2005	2004
	As Restated (1)
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(18,859)	$(33,485)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,107	10,324
Provision for doubtful accounts	733	91
Stock-based compensation	44	629
Deferred taxes	—	(377)
Impairment of goodwill	1,310	5,950
In-process research and development	—	2,193
Loss on disposal of property and equipment	453	680
Changes in operating assets and liabilities:
Accounts receivable	5,168	9,068
Inventories	18,742	(3,281)
Prepaid expenses and other current assets	3,476	(1,037)
Accounts payable	(4,451)	748
Accrued and other liabilities	662	9,254
Deferred revenue	1,013	7,087
Long-term liabilities	—	(208)

Net cash provided by operating activities of continuing operations	17,398	7,636

Cash flows from investing activities of continuing operations:
Acquisitions, net of cash acquired	—	(13,222)
Purchases of property and equipment	(5,785)	(7,957)
Purchases of marketable securities	(35,468)	(355)
Proceeds from maturity of marketable securities	12,083	1,951
Net proceeds from disposition of business	39,123	—

Net cash provided by (used in) investing activities of continuing operations	9,953	(19,583)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of common stock	3,932	5,712

Net cash provided by financing activities of continuing operations	3,932	5,712

Net cash provided by discontinued operations	6,604	4,094

Effects of exchange rate changes on cash and cash equivalents	2,143	2,089

Net increase (decrease) in cash and cash equivalents of continuing operations	40,030	(52)
Cash and cash equivalents at beginning of period of continuing operations	59,059	60,039

Cash and cash equivalents at end of period of continuing operations	$99,089	$59,987

Cash and cash equivalents of discontinued operations at beginning of period	$2,240	$2,578
Cash provided by (used in) discontinued operations	1,861	(523)
Cash sold to purchaser in discontinued operations	(4,101)	—

Cash and cash equivalents of discontinued operations at end of period	$—	$2,055

Supplemental disclosures of cash paid during the period for:
Interest	$21	$8
Income taxes	$2,573	$5,363
Non-cash transactions:
Common stock issued in acquisitions	$1,310	$28,485

(1)	See Note 2, “Reclassifications” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

2. Reclassifications

The Company is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Original Filing”), principally to:

•	reclassify restricted cash as of June 30, 2004 to long-term assets of discontinued operations;

•	reclassify accrued legal judgment as of June 30, 2004 to current liabilities of discontinued operations;

•	reclassify legal settlement for the nine months ended March 31, 2005 to income from discontinued operations; and

•	reclassify interest expense on DES earnout settlement for the nine months ended March 31, 2004 to loss from discontinued operations.

Subsequent to the filing of the Original Filing, the Company determined that the lawsuits referred to as the “Athle-Tech Claim” and the “2004 Athle-Tech Claim” in Note 8 of the previously filed Original Filing related solely to the operations of its Team Sports division, the assets of which the Company sold on February 4, 2005. Therefore, the assets and liabilities related to the lawsuit should be reported on the condensed consolidated balance sheets as assets and liabilities of discontinued operations and the results of operations related to the lawsuit should be reported as income (loss) from discontinued operations on the condensed consolidated statements of operations. In addition, the cash flow activity related to the lawsuit should be reported as cash flows from discontinued operations on the condensed consolidated statements of cash flows.

The following tables present a summary of the effects of restating the Company’s Condensed Consolidated Balance Sheet as of June 30, 2004, Condensed Consolidated Statements of Operations for the nine months ended March 31, 2005 and 2004, and the Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	June 30, 2004
	Original	As Restated
Restricted cash	$16,850	$—
Long-term assets of discontinued operations	39,945	56,795
Accrued and other liabilities	55,748	41,548
Current liabilities of discontinued operations	5,164	19,364

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended March 31,
	2005		2004
	Original	As Restated	Original	As Restated
Legal settlement	$(3,137)	$—	$—	$—

Total costs and expenses	226,712	229,849	252,825	252,825

Operating loss	(14,144)	(17,281)	(32,062)	(32,062)
Interest and other income (expense), net	1,276	1,276	(535)	1,515

Loss from continuing operations before income taxes	(12,868)	(16,005)	(32,597)	(30,547)
Income tax expense	2,854	2,854	2,938	2,938

Loss from continuing operations	(15,722)	(18,859)	(35,535)	(33,485)
Income (loss) from discontinued operations, net of taxes	(1,683)	1,454	(7,591)	(9,641)

Net loss	$(17,405)	$(17,405)	$(43,126)	$(43,126)

Loss per share from continuing operations:
Basic and diluted	$(0.23)	$(0.27)	$(0.53)	$(0.50)

Income (loss) per share from discontinued operations:
Basic and diluted	$(0.02)	$0.02	$(0.12)	$(0.15)

Net loss per share:
Basic and diluted	$(0.25)	$(0.25)	$(0.65)	$(0.65)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2005		2004
	Original	As Restated	Original	As Restated
Cash flows from operating activities of continuing operations:
Loss from continuing operations	$(15,722)	$(18,859)	$(35,535)	$(33,485)
Legal settlement	(3,137)	—	—	—
Restricted cash for legal settlement	16,850	—	—	—
Accrued and other liabilities	(13,538)	662	11,304	9,254
Net cash provided by operating activities of continuing operations	20,048	17,398	7,636	7,636
Net cash provided by discontinued operations	3,954	6,604	4,094	4,094

3. Accounting Policies

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

Goodwill

The Company reviews its goodwill for impairment, in accordance with SFAS No. 142, on an annual basis or whenever significant events or changes occur in its business. If the Company determines that goodwill has been impaired, it will recognize an impairment charge. The Company has chosen the first quarter of each fiscal year, which ends on September 30, as the date of the annual impairment test. As of March 31, 2005 and June 30, 2004, the Company had $43.4 million and $42.9 million of goodwill, respectively. (See Note 8).

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

Acquisition-related intangible assets result from the Company’s acquisitions accounted for under the purchase method of accounting and consist of amortizable intangible assets, including core/developed technology, customer-related intangibles, trademarks and trade names, and other amortizable intangibles. Acquisition-related intangibles are being amortized using the straight-line method over periods ranging from three to five years. As of March 31, 2005 and June 30, 2004, the Company had $6.3 million and $8.8 million of other intangible assets, net, respectively. (See Note 8).

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

4. Net Loss Per Share

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

The Company was previously contingently liable to issue up to 399,363 shares of its common stock in connection with the acquisition of the Montage Group, Ltd. in April 2000, and the subsequent related buyout decision in April 2001 of the earnout payments under that acquisition agreement. However, as a result of a settlement agreement between the Company and a former shareholder of DES and Montage, the Company issued 24,960 shares and retained unconditionally 74,881 shares in December 2003 as satisfaction for one of the Montage shareholder’s indemnification obligation. The Company was obligated to issue 229,891 shares of its common stock to certain former shareholders of Montage during the nine months ended March 31, 2005 and recorded $1.3 million for the issuance of these shares, which represents the fair value of its common stock on November 17, 2004, as an increase to goodwill and common stock.

5. Comprehensive Loss

The Company’s comprehensive loss includes net loss, unrealized loss on available-for-sale securities, and foreign currency translation adjustments, which are reflected as a component of shareholders’ equity. The components of comprehensive loss, net of tax, were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)
Net loss	$(615)	$(292)	$(17,405)	$(43,126)
Unrealized gain (loss) on available-for-sale investments	6	5	(6)	(55)
Foreign currency translation adjustment	(3,091)	(1,768)	3,755	1,803

Comprehensive loss	$(3,700)	$(2,055)	$(13,656)	$(41,378)

6. Balance Sheet Components

	March 31, 2005	June 30, 2004
	(In thousands)
Inventories, net:
Raw materials	$4,842	$8,400
Work in process	9,595	15,236
Finished goods	13,439	22,126

	$27,876	$45,762

Property and equipment, net:
Computers and equipment	$24,999	$23,761
Leasehold improvements	7,345	7,235
Office furniture and fixtures	5,066	4,654
Demonstration equipment	4,223	4,050
Internal use software	9,117	8,339

	50,750	48,039
Accumulated depreciation and amortization	(37,805)	(32,398)

	$12,945	$15,641

Other intangible assets, net:
Core/developed technology	$27,004	$27,004
Trademarks and trade names	10,295	10,295
Customer-related intangibles	4,647	4,602

	41,946	41,901
Accumulated amortization	(35,622)	(33,061)

	$6,324	$8,840

Other assets:
Service inventory	$6,848	$6,683
Other	585	600

	$7,433	$7,283

Accrued and other liabilities:
Payroll and commission-related	$5,863	$5,715
Income taxes payable	3,336	3,094
Warranty	3,156	2,825
Royalties	3,245	4,281
Sales incentive programs	6,012	5,974
Restructuring	1,328	1,198
Customer advance payments	1,005	1,231
Sales tax	347	2,752
Other	12,958	14,478

	$37,250	$41,548

The finished goods inventory for continuing operations included $4.4 million as of March 31, 2005 and $6.8 million as of June 30, 2004 located at customer sites. The activity for the nine months ended March 31, 2005 related to the Company’s product warranty liability was not considered material.

7. Financial Instruments

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

8. Goodwill and Other Intangible Assets

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

Nine Months Ended March 31, 2005

During the three months ended December 31, 2004, the Company entered into an agreement to sell a portion of the Business and Consumer segment and issued 229,891 shares of its common stock to certain former shareholders of Montage, resulting in additional goodwill related to the Montage acquisition (see Note 4 and Note 10). Consequently, the Company performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended

December 31, 2004 and concluded that its goodwill was impaired, as the carrying value of one of its reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, the Company performed the second step of the impairment analysis as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $1.3 million, which was the amount recorded for the issuance of the shares of common stock to the former shareholders of Montage during the three months ended December 31, 2004.

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

9. Segment Information

The Company organizes its divisions, which equate to reportable segments, by evaluating criteria such as economic characteristics, the nature of products and services, the nature of the production process, and the type of customers. The Company operates its business as two reportable segments: (1) Broadcast and Professional and (2) Business and Consumer. For the period July 1, 2003 through June 30, 2004, the Company’s chief operating decision maker evaluated the performance of these two segments based on net sales, cost of sales, and operating loss, excluding the effects of certain nonrecurring or non-cash charges including the amortization of other intangibles, the impairment of goodwill and other intangible assets, restructuring costs, and in-process research and development costs. Operating results also include allocations of certain corporate expenses.

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

	Three Months Ended March 31, 2005:				Three Months Ended March 31, 2004:
	Reporting Segments		Unallocated	Total	Reporting Segments		Unallocated	Total
	Business and Consumer	Broadcast and Professional			Business and Consumer	Broadcast and Professional
Net sales	$47,065	$18,172	$—	$65,237	$55,226	$26,872	$—	$82,098
Cost of sales	24,503	11,299	—	35,802	29,696	14,821	—	44,517
Operating expenses	—	—	36,014	36,014	—	—	38,349	38,349
Operating loss	—	—	—	(6,579)	—	—	—	(768)

	Nine Months Ended March 31, 2005:				Nine Months Ended March 31, 2004:
	Reporting Segments		Unallocated	Total	Reporting Segments		Unallocated	Total
	Business and Consumer	Broadcast and Professional			Business and Consumer	Broadcast and Professional
Net sales	$151,193	$61,375	$—	$212,568	$143,892	$76,871	$—	$220,763
Cost of sales	81,282	36,924	—	118,206	87,022	43,158	—	130,180
Operating expenses	—	—	111,643	111,643	—	—	122,645	122,645
Operating loss	—	—	—	(17,281)	—	—	—	(32,062)

The following is a summary of net sales by geographic region for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31:
Net Sales by Geographic Region	2005	% of Net Sales	2004	% of Net Sales
Americas	$23,814	36.5%	$34,110	41.5%
Europe	32,711	50.1%	40,114	48.9%
Asia Pacific	5,785	8.9%	6,539	8.0%
Japan	2,927	4.5%	1,335	1.6%

Total	$65,237	100.0%	$82,098	100.0%

The following is a summary of net sales by geographic region for the nine months ended March 31, 2005 and 2004 (in thousands):

	Nine Months Ended March 31:
Net Sales by Geographic Region	2005	% of Net Sales	2004	% of Net Sales
Americas	$69,948	32.9%	$76,733	34.8%
Europe	112,764	53.1%	115,603	52.4%
Asia Pacific	21,071	9.9%	23,195	10.5%
Japan	8,785	4.1%	5,232	2.3%

Total	$212,568	100.0%	$220,763	100.0%

10. Commitments and Contingencies

Lease Obligations

The Company leases facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

For the Three - Month Period:
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

11. Restructuring Costs (Reversal)

Second Quarter 2004 Restructuring Plan

During the three months ended December 31, 2003, the Company implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. The Company also exited certain leased facilities in New Jersey and terminated a total of 37 of its employees worldwide, 31 of whom were located in the U.S. and 6 of whom were located in Europe.

As a result of the restructuring plan during the three months ended December 31, 2003, the Company recorded restructuring costs of $3.3 million, which consisted of $2.3 million for workforce reductions, including severance and benefits costs for 37 employees, and $1.0 million of costs resulting from exiting certain leased facilities. $1.3 million of the restructuring costs related to the Business and Consumer segment and $2.0 million of the restructuring costs related to the Broadcast and Professional segment. $1.3 million of the total $2.1 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of the Company’s Board of Directors. Approximately $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

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

The following table summarizes the accrued restructuring balance as of March 31, 2005 that relates to the second quarter 2004 restructuring plan:

Second Quarter 2004 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Balance as of June 30, 2004	$382	$816	$1,198
Cash payments during the three months ended September 30, 2004	(77)	(94)	(171)

Balance as of September 30, 2004	305	722	1,027
Cash payments during the three months ended December 31, 2004	(37)	(94)	(131)

Balance as of December 31, 2004	268	628	896
Cash payments during the three months ended March 31, 2005	(118)	(93)	(211)

Balance as of March 31, 2005	150	535	685
Less: current portion	(150)	(386)	(536)

Restructuring liabilities as of March 31, 2005, less current portion	$—	$149	$149

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

12. Discontinued Operations

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

The results of discontinued operations for the three months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Steinberg	Sports as restated(1)	Total	Jungle	Steinberg	Sports as restated(1)	Total
Net sales	$1,258	$540	$1,798	$2,216	$5,760	$3,665	$11,641
Cost of sales	(232)	(250)	(482)	(1,376)	(2,511)	(1,535)	(5,422)
Operating expenses	(1,310)	(1,254)	(2,564)	(913)	(3,339)	(1,566)	(5,818)

Operating income (loss)	(284)	(964)	(1,248)	(73)	(90)	564	401
Interest and other income (expense), net	3	—	3	(23)	55	—	32

Income (loss) before income taxes	(281)	(964)	(1,245)	(96)	(35)	564	433
Income tax expense (benefit)	181	—	181	(48)	(218)	—	(266)

Income (loss) from operations of discontinued operations	(462)	(964)	(1,426)	(48)	183	564	699
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—

Income (loss) from discontinued operations	$4,114	$2,424	$6,538	$(48)	$183	$564	$699

The results of discontinued operations for the nine months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Nine Months Ended March 31, 2005			Nine Months Ended March 31, 2004
	Steinberg	Sports as restated(1)	Total	Jungle	Steinberg	Sports as restated(1)	Total
Net sales	$11,839	$5,313	$17,152	$5,673	$17,596	$9,977	$33,246
Cost of sales	(3,792)	(2,410)	(6,202)	(3,736)	(7,385)	(4,254)	(15,375)
Operating expenses	(8,399)	(9,102)	(17,501)	(2,231)	(24,226)	(3,826)	(30,283)

Operating income (loss)	(352)	(6,199)	(6,551)	(294)	(14,015)	1,897	(12,412)
Interest and other income (expense), net	53	—	53	(64)	68	(2,050)	(2,046)

Income (loss) before income taxes	(299)	(6,199)	(6,498)	(358)	(13,947)	(153)	(14,458)
Income tax expense (benefit)	12	—	12	(173)	(4,644)	—	(4,817)

Income (loss) from operations of discontinued operations	(311)	(6,199)	(6,510)	(185)	(9,303)	(153)	(9,641)
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—

Income (loss) from discontinued operations	$4,265	$(2,811)	$1,454	$(185)	$(9,303)	$(153)	$(9,641)

(1)	See Note 2, “Reclassifications” of the Notes to Unaudited Condensed Consolidated Financial Statements.

The current and non-current assets and liabilities of discontinued operations of Steinberg and Sports as of June 30, 2004, were as follows (in thousands):

	Steinberg	Sports	Total
Cash and cash equivalents	$2,240	$—	$2,240
Accounts receivable, net	1,198	5,230	6,428
Inventories	745	655	1,400
Prepaid expenses and other current assets	339	22	361

Current assets of discontinued operations	$4,522	$5,907	$10,429

Restricted cash	$—	$16,850	$16,850
Property and equipment, net	909	673	1,582
Goodwill	14,062	16,337	30,399
Other intangible assets, net	7,458	—	7,458
Other assets	161	345	506

Long-term assets of discontinued operations	$22,590	$34,205	$56,795

Accounts payable	$371	$136	$507
Accrued and other liabilities	2,789	14,656	17,445
Deferred revenue	91	1,321	1,412

Current liabilities of discontinued operations	$3,251	$16,113	$19,364

Deferred income taxes	$1,972	$—	$1,972
Long-term liabilities	106	—	106

Long-term liabilities of discontinued operations	$2,078	$—	$2,078

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

Reclassifications

Subsequent to the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Original Filing”), initially filed with the Securities and Exchange Commission on May 10, 2005, we determined that the lawsuits referred to as the “Athle-Tech Claim” and the “2004 Athle-Tech Claim” in Note 8 of the Original Filing related solely to the operations of our Team Sports division, the assets of which the Company sold on February 4, 2005. Therefore, the assets and liabilities related to the lawsuit should be reported on the condensed consolidated balance sheets as assets and liabilities of discontinued operations and the results of operations related to the lawsuit should be reported as income (loss) from discontinued operations on the condensed consolidated statements of operations. In addition, the cash flow activity related to the lawsuit should be reported as cash flows from discontinued operations on the condensed consolidated statements of cash flows.

The resulting reclassifications made in this Form 10Q/A increased operating loss, loss from continuing operations before income taxes and loss from continuing operations by $3.1 million for the nine months ended March 31, 2005 and increased income from discontinued operations, net of taxes by $3.1 million for the nine months ended March 31, 2005. In addition, the loss from continuing operations before income taxes and loss from continuing operations decreased by $2.1 million for the nine months ended March 31, 2004 and loss from discontinued operations, net of taxes increased by $2.1 million for the nine months ended March 31, 2004. Restricted cash and the accrual for the settlement of the Athle-Tech claim were reclassified on the condensed consolidated balance sheet to discontinued operations as of June 30, 2004.

The effects of the reclassifications are discussed in Note 2, “Reclassifications” in the Notes to Condensed Consolidated Financial Statements. The following discussion has been updated to give effect to the reclassifications.

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

The Company operates its business as two reportable segments: (1) Broadcast and Professional, and (2) Business and Consumer. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information related to our operating segments.

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

Net Sales

Overall net sales decreased 20.5% from $82.1 million in the three months ended March 31, 2004 to $65.2 million in the three months ended March 31, 2005. Overall net sales decreased 3.7% from $220.8 million in the nine months ended March 31, 2004 to $212.6 million in the nine months ended March 31, 2005. Effective October 1, 2004, we changed the classification of net sales and cost of sales related to our Liquid products from the Broadcast and Professional segment to the Business and Consumer segment. We revised our segment disclosure for the prior fiscal year to conform to the current fiscal year presentation. For the three months ended March 31, 2004, the total reclassification for net sales and cost of sales was $4.3 million and $1.7 million, respectively. For the nine months ended March 31, 2004, the total reclassification for net sales and cost of sales was $13.2 million and $5.3 million, respectively (see Note 9 of Notes to Condensed Consolidated Financial Statements). For the nine months ended March 31, 2005, approximately 4% of our net sales of $212.6 million were comprised of a favorable currency impact resulting from the strengthening of the Euro against the U.S. dollar.

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

During the three months ended December 31, 2004, we entered into an agreement to sell a portion of the Business and Consumer segment and issued 229,891 shares of its common stock to certain former shareholders of Montage, resulting in additional goodwill related to the Montage acquisition (see Note 4 and Note 10). Consequently, we performed an interim goodwill impairment analysis as required by SFAS No. 142 during the three months ended December 31, 2004 and concluded that our goodwill was impaired, as the carrying value of one of our reporting units in the Broadcast and Professional segment exceeded its fair value. As a result, we performed the second step of the impairment analysis as required by SFAS No. 142 and determined that the carrying amount of goodwill in one of the reporting units in the Broadcast and Professional segment exceeded the implied fair value of goodwill and recorded a goodwill impairment charge of $1.3 million, which was the amount recorded for the issuance of the shares of common stock to the former shareholders of Montage during the three months ended December 31, 2004.

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

Second Quarter 2004 Restructuring Plan

During the three months ended December 31, 2003, we implemented a restructuring plan that included several organizational and management changes in the Business and Consumer segment, specifically in the consumer and audio businesses, and in the Broadcast and Professional segment. We also exited certain leased facilities in New Jersey and terminated a total of 37 of our employees worldwide, 31 of whom were located in the U.S. and 6 of whom were located in Europe.

As a result of the restructuring plan during the three months ended December 31, 2003, we recorded restructuring costs of $3.3 million, which consisted of $2.3 million for workforce reductions, including severance and benefits costs for 37 employees, and $1.0 million of costs resulting from exiting certain leased facilities. $1.3 million of the restructuring costs related to the Business and Consumer segment and $2.0 million of the restructuring costs related to the Broadcast and Professional segment. $1.3 million of the total $2.1 million severance charge for the three months ended December 31, 2003 was attributable to J. Kim Fennell’s resignation on October 31, 2003 from his positions as President and Chief Executive Officer and a member of our Board of Directors. Approximately $0.6 million of this $1.3 million severance charge for J. Kim Fennell was a non-cash charge and was due to the acceleration and immediate vesting of 50% of Mr. Fennell’s unvested stock options as of October 31, 2003.

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

The following table summarizes the accrued restructuring balance as of March 31, 2005 that relates to the second quarter 2004 restructuring plan:

Second Quarter 2004 Restructuring Plan	Severance and Benefits	Leased Facilities	Total
	(In thousands)
Balance as of June 30, 2004	$382	$816	$1,198
Cash payments during the three months ended September 30, 2004	(77)	(94)	(171)

Balance as of September 30, 2004	305	722	1,027
Cash payments during the three months ended December 31, 2004	(37)	(94)	(131)

Balance as of December 31, 2004	268	628	896
Cash payments during the three months ended March 31, 2005	(118)	(93)	(211)

Balance as of March 31, 2005	150	535	685
Less: current portion	(150)	(386)	(536)

Restructuring liabilities as of March 31, 2005, less current portion	$—	$149	$149

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

In-Process Research and Development

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

Interest and Other Income, Net

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Interest and other income	$610	$298	104.7%	$1,453	$897	62.0%

Foreign currency remeasurement and transaction gain (loss)	(242)	593	(140.8)%	(177)	618	(128.6)%

Interest and other income, net	$368	$891	(58.7)%	$1,276	$1,515	(15.8)%

As a percentage of net sales	0.6%	1.1%		0.6%	0.7%

Interest and other income, net, consists primarily of interest income generated from our investments in money market funds, government securities and foreign currency remeasurement or transaction gains or losses. The decrease in interest and other income, net, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily due to foreign currency transaction losses due to the weakening of the U.S. dollar relative to other currencies, which were partially offset by interest from our higher cash, cash equivalents and marketable securities balances. The decrease in interest and other income, net, in the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 was primarily due to foreign currency transaction losses due to the weakening of the U.S. dollar relative to other currencies which was partially offset by interest from our higher cash, cash equivalents and marketable securities balances.

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

Discontinued Operations

	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	2005	2004		2005	2004
Income (loss) from discontinued operations, net of taxes	$(1,426)	$699	(304.0)%	$(6,510)	$(9,641)	32.5%
Gain on sale of discontinued operations, net of taxes	7,964	—	—%	7,964	—	—%

Income (loss) from discontinued operations	$6,538	$699	835.3%	$1,454	$(9,641)	115.1%

As a percentage of net sales	10.0%	0.9%		0.7%	(4.4)%

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

The results of discontinued operations for the three months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Steinberg	Sports as restated(1)	Total	Jungle	Steinberg	Sports as restated(1)	Total
Net sales	$1,258	$540	$1,798	$2,216	$5,760	$3,665	$11,641
Cost of sales	(232)	(250)	(482)	(1,376)	(2,511)	(1,535)	(5,422)
Operating expenses	(1,310)	(1,254)	(2,564)	(913)	(3,339)	(1,566)	(5,818)

Operating income (loss)	(284)	(964)	(1,248)	(73)	(90)	564	401
Interest and other income (expense), net	3	—	3	(23)	55	—	32

Income (loss) before income taxes	(281)	(964)	(1,245)	(96)	(35)	564	433
Income tax expense (benefit)	181	—	181	(48)	(218)	—	(266)

Income (loss) from operations of discontinued operations	(462)	(964)	(1,426)	(48)	183	564	699
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—

Income (loss) from discontinued operations	$4,114	$2,424	$6,538	$(48)	$183	$564	$699

(1)	See Note 2, “Reclassifications” of the Notes to Unaudited Condensed Consolidated Financial Statements.

The results of discontinued operations for the nine months ended March 31, 2005 and March 31, 2004 were as follows (in thousands):

	Nine Months Ended March 31, 2005			Nine Months Ended March 31, 2004
	Steinberg	Sports as restated(1)	Total	Jungle	Steinberg	Sports as restated(1)	Total
Net sales	$11,839	$5,313	$17,152	$5,673	$17,596	$9,977	$33,246
Cost of sales	(3,792)	(2,410)	(6,202)	(3,736)	(7,385)	(4,254)	(15,375)
Operating expenses	(8,399)	(9,102)	(17,501)	(2,231)	(24,226)	(3,826)	(30,283)

Operating income (loss)	(352)	(6,199)	(6,551)	(294)	(14,015)	1,897	(12,412)
Interest and other income (expense), net	53	—	53	(64)	68	(2,050)	(2,046)

Income (loss) before income taxes	(299)	(6,199)	(6,498)	(358)	(13,947)	(153)	(14,458)
Income tax expense (benefit)	12	—	12	(173)	(4,644)	—	(4,817)

Income (loss) from operations of discontinued operations	(311)	(6,199)	(6,510)	(185)	(9,303)	(153)	(9,641)
Gain on sale of discontinued operations	4,576	3,388	7,964	—	—	—	—

Income (loss) from discontinued operations	$4,265	$(2,811)	$1,454	$(185)	$(9,303)	$(153)	$(9,641)

The current and non-current assets and liabilities of discontinued operations of Steinberg and Sports as of June 30, 2004, were as follows (in thousands):

	Steinberg	Sports	Total
Cash and cash equivalents	$2,240	$—	$2,240
Accounts receivable, net	1,198	5,230	6,428
Inventories	745	655	1,400
Prepaid expenses and other current assets	339	22	361

Current assets of discontinued operations	$4,522	$5,907	$10,429

Restricted cash	$—	$16,850	$16,850
Property and equipment, net	909	673	1,582
Goodwill	14,062	16,337	30,399
Other intangible assets, net	7,458	—	7,458
Other assets	161	345	506

Long-term assets of discontinued operations	$22,590	$34,205	$56,795

Accounts payable	$371	$136	$507
Accrued and other liabilities	2,789	14,656	17,445
Deferred revenue	91	1,321	1,412

Current liabilities of discontinued operations	$3,251	$16,113	$19,364

Deferred income taxes	$1,972	$—	$1,972
Long-term liabilities	106	—	106

Long-term liabilities of discontinued operations	$2,078	$—	$2,078

(1)	See Note 2, “Reclassifications” of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Our operating, investing and financing activities for the nine months ended March 31, 2005 and 2004 are summarized as follows (in thousands):

	Nine Months Ended March 31,
	2005	2004
Cash provided by operating activities of continuing operations	$17,398	$7,636
Cash provided by (used in) investing activities of continuing operations	9,953	(19,583)
Cash provided by financing activities of continuing operations	3,932	5,712

Operating Activities of Continuing Operations

Our operating activities of continuing operations generated cash of $17.4 million during the nine months ended March 31, 2005, compared to generating cash of $7.6 million during the nine months ended March 31, 2004.

Cash generated from operations of $17.4 million during the nine months ended March 31, 2005 was primarily attributable to decreases in accounts receivable and inventories, which were partially offset by a decrease in accounts payable.

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

ITEM 4: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Original Filing”), initially filed with the Securities and Exchange Commission on May 10, 2005, management determined that the lawsuits referred to as the “Athle-Tech Claim” and the “2004 Athle-Tech Claim” in Note 8 of the Original Filing related solely to the operations of our Team Sports division, the assets of which the Company sold on February 4, 2005. Therefore, the assets and liabilities related to the lawsuit should have been reported on the condensed consolidated balance sheets as assets and liabilities of discontinued operations and the results of operations related to the lawsuit should have been reported as income (loss) from discontinued operations on the condensed consolidated statements of operations. In addition, the cash flow activity related to the lawsuit should have been reported as cash flows from discontinued operations on the condensed consolidated statements of cash flows. As a result of this determination, we have reclassified these amounts in our condensed consolidated balance sheets, condensed consolidated statements of operations and condensed consolidated statements of cash flows in this Form 10-Q/A.

We have concluded that the misclassification of discontinued operations is the result of a material weakness in the design or operation of our internal controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance for non-routine transactions. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based on this evaluation, and as a result of the material weakness noted above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at that time.

To enhance our ability to accurately record future non-routine transactions in our financial statements, management has taken steps to improve the overall process for the evaluation and review of significant non-routine transactions. Management believes these measures have remediated the disclosure controls and procedures that were not effective for the fiscal quarter ended March 31, 2005.

In addition, since March 2004, we have invested significant resources to comprehensively document and analyze our system of internal controls. Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, during this process we have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address or remediate issues identified through this review. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404, as of June 30, 2005. As a result, we expect to continue to make improvements in our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits

Number	Description
10.81 +	Offer Letter and Employment Agreement by and between the Company and Scott E. Martin dated April 6, 2004.

10.82 +	Change of Control Severance Agreement by and between the Company and Scott E. Martin dated May 10, 2004.

10.83 +	Stock Unit Agreement by and between the Company and Patti S. Hart dated February 18, 2005.

10.84 +	Retention Bonus Agreement by and between the Company and Scott E. Martin dated March 18, 2005.

31.1 *	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2 *	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on May 10, 2005.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE SYSTEMS, INC.

	By:	/S/ PATTI S. HART
Date: June 7, 2005	Name:	Patti S. Hart
	Title:	President and Chief Executive Officer

	By:	/S/ MARY DOTZ
Date: June 7, 2005	Name:	Mary Dotz
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
10.81 +	Offer Letter and Employment Agreement by and between the Company and Scott E. Martin dated April 6, 2004.

10.82 +	Change of Control Severance Agreement by and between the Company and Scott E. Martin dated May 10, 2004.

10.83 +	Stock Unit Agreement by and between the Company and Patti S. Hart dated February 18, 2005.

10.84 +	Retention Bonus Agreement by and between the Company and Scott E. Martin dated March 18, 2005.

31.1 *	Certifications of Chief Executive Officer under Rule 13a–14(a)

31.2 *	Certifications of Chief Financial Officer under Rule 13a–14(a)

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a–14(b)

+	Exhibit previously filed with the original filing of this Quarterly Report on Form 10-Q on May 10, 2005.
*	Filed herewith.